Form 10-Q
period 2010-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2010-11-09
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Post Properties, Inc.	Large Accelerated Filer [X]	Accelerated Filer [ ]
	Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Post Apartment Homes, L.P.	Large Accelerated Filer [ ] Non-Accelerated Filer [X]	Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[	]	No	[X	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

48,773,340 shares of common stock outstanding as of October 29, 2010.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate assets
Land	$284,664	$283,217
Building and improvements	2,014,146	1,983,839
Furniture, fixtures and equipment	238,362	230,271
Construction in progress	20,421	28,274
Land held for future investment	77,700	93,899

	2,635,293	2,619,500
Less: accumulated depreciation	(673,982)	(625,391)
Condominiums, for-sale and under construction	93,105	107,366
Assets held for sale	5,045	5,045

Total real estate assets	2,059,461	2,106,520
Investments in and advances to unconsolidated real estate entities	7,821	8,322
Cash and cash equivalents	8,355	13,347
Restricted cash	7,725	11,177
Deferred charges, net	7,583	8,365
Other assets	32,420	29,698

Total assets	$2,123,365	$2,177,429

Liabilities and equity
Indebtedness	$1,013,972	$992,760
Accounts payable and accrued expenses	85,996	79,815
Investments in unconsolidated real estate entities	15,320	54,706
Dividend and distribution payable	9,784	9,724
Accrued interest payable	9,935	4,890
Security deposits and prepaid rents	11,561	16,079

Total liabilities	1,146,568	1,157,974

Redeemable common units	4,762	3,402

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 and 900 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 1,983 and 2,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	20	20
Common stock, $.01 par value, 100,000 authorized:
48,768 and 48,453 shares issued and 48,768 and 48,445 shares outstanding at September 30, 2010 and December 31, 2009, respectively	487	484
Additional paid-in-capital	962,121	960,593
Accumulated earnings	11,916	57,253

	974,553	1,018,359
Less common stock in treasury, at cost, 94 and 97 shares at September 30, 2010 and December 31, 2009, respectively	(3,198)	(3,240)

Total Company shareholders’ equity	971,355	1,015,119
Noncontrolling interests - consolidated real estate entities	680	934

Total equity	972,035	1,016,053

Total liabilities and equity	$2,123,365	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Rental	$68,384	$65,067	$199,897	$195,259
Other property revenues	4,288	4,023	12,195	11,624
Other	223	298	777	801

Total revenues	72,895	69,388	212,869	207,684

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,958	33,908	100,364	99,264
Depreciation	18,623	18,787	55,737	54,388
General and administrative	3,927	3,892	12,570	12,265
Investment and development	569	1,096	1,849	2,886
Other investment costs	669	697	1,828	1,996
Impairment, severance and other costs	-	391	35,091	10,049

Total expenses	57,746	58,771	207,439	180,848

Operating income	15,149	10,617	5,430	26,836

Interest income	390	49	755	187
Interest expense	(13,646)	(12,978)	(38,820)	(39,397)
Amortization of deferred financing costs	(611)	(726)	(2,097)	(2,342)
Net gains on condominium sales activities	1,184	1,069	2,319	1,041
Equity in income (loss) of unconsolidated real estate entities, net	18,258	(31)	18,554	(74,577)
Other income (expense)	26	(472)	(271)	637
Net gain on early extinguishment of indebtedness	2,845	-	2,845	819

Income (loss) from continuing operations	23,595	(2,472)	(11,285)	(86,796)

Discontinued operations
Income from discontinued property operations	-	237	-	4,872
Gains on sales of real estate assets	-	54,624	-	79,366

Income from discontinued operations	-	54,861	-	84,238

Net income (loss)	23,595	52,389	(11,285)	(2,558)
Noncontrolling interests - consolidated real estate entities	14	(6)	(47)	8,220
Noncontrolling interests - Operating Partnership	(76)	(248)	60	-

Net income (loss) available to the Company	23,533	52,135	(11,272)	5,662
Dividends to preferred shareholders	(1,864)	(1,909)	(5,632)	(5,728)
Preferred stock redemption costs	1	-	(44)	-

Net income (loss) available to common shareholders	$21,670	$50,226	$(16,948)	$(66)

Per common share data - Basic
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$0.44	$(0.10)	$(0.35)	$(1.90)
Income from discontinued operations	-	1.23	-	1.90

Net income (loss) available to common shareholders	$0.44	$1.13	$(0.35)	$-

Weighted average common shares outstanding - basic	48,535	44,220	48,446	44,151

Per common share data - Diluted
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$0.44	$(0.10)	$(0.35)	$(1.90)
Income from discontinued operations	-	1.23	-	1.90

Net income (loss) available to common shareholders	$0.44	$1.13	$(0.35)	$-

Weighted average common shares outstanding - diluted	48,670	44,220	48,446	44,151

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2010
Equity & Accum. Earnings, December 31, 2009	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	-	-	-	(11,272)	-	-	(11,272)	47	(11,225)

Total comprehensive income (loss)							(11,272)	47	(11,225)
Proceeds from sales of common stock, net	-	-	1,121	-	-	-	1,121	-	1,121
Proceeds from employee stock purchase, stock option and other plans	-	3	2,623	-	-	31	2,657	-	2,657
Conversion of redeemable common units for shares	-	-	63	-	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	5	-	-	-	5	-	5
Redemption of preferred stock	-	-	(2,021)	-	-	-	(2,021)	-	(2,021)
Stock-based compensation	-	-	2,110	-	-	-	2,110	-	2,110
Dividends to preferred shareholders	-	-	-	(5,632)	-	-	(5,632)	-	(5,632)
Dividends to common shareholders ($0.60 per share)	-	-	(778)	(28,433)	-	-	(29,211)	-	(29,211)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(301)	(301)
Adjustment to redemption value of redeemable common units	-	-	(1,595)	-	-	-	(1,595)	-	(1,595)

Equity & Accum. Earnings, September 30, 2010	$29	$487	$962,121	$11,916	$-	$(3,198)	$971,355	$680	$972,035

2009
Equity & Accum. Earnings, December 31, 2008	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850
Comprehensive income
Net income (loss)	-	-	-	5,662	-	-	5,662	(8,220)	(2,558)
Net change in derivative value	-	-	-	-	1,819	-	1,819	-	1,819

Total comprehensive income (loss)							7,481	(8,220)	(739)
Proceeds from common stock offering, net of underwriting discount and offering costs of $3,426	-	40	67,978	-	-	-	68,018	-	68,018
Proceeds from employee stock purchase, stock option and other plans	-	2	883	-	-	(119)	766	-	766
Conversion of redeemable common units for shares	-	-	624	-	-	36	660	-	660
Adjustment for ownership interest of redeemable common units	-	-	152	-	-	-	152	-	152
Stock-based compensation	-	-	2,414	-	-	-	2,414	-	2,414
Dividends to preferred shareholders	-	-	-	(5,728)	-	-	(5,728)	-	(5,728)
Dividends to common shareholders ($0.60 per share)	-	-	-	(27,430)	-	-	(27,430)	-	(27,430)
Consolidation of equity method investment	-	-	-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(529)	(529)

Equity & Accum. Earnings, September 30, 2009	$29	$484	$958,694	$77,804	$-	$(3,048)	$1,033,963	$1,031	$1,034,994

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(11,285)	$(2,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	55,737	54,388
Amortization of deferred financing costs	2,097	2,342
Gains on sales of real estate assets, net	(2,319)	(80,407)
Other income, net	(68)	(215)
Asset impairment charges	35,091	9,658
Equity in loss (income) of unconsolidated entities, net	(18,554)	74,577
Distributions of earnings of unconsolidated entities	664	1,325
Deferred compensation	110	65
Stock-based compensation	2,117	2,427
Net gain on early extinguishment of debt	(2,845)	(819)
Changes in assets, decrease (increase) in:
Other assets	2,056	2,865
Deferred charges	(265)	(342)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,045	5,415
Accounts payable and accrued expenses	4,960	3,437
Security deposits and prepaid rents	(1,066)	(915)

Net cash provided by operating activities	71,475	71,243

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(39,518)	(105,750)
Net proceeds from sales of real estate assets	49,395	163,341
Capitalized interest	(6,392)	(9,780)
Property capital expenditures	(23,089)	(40,557)
Corporate additions and improvements	(319)	(174)
Investments in and advances to unconsolidated entities	(1,080)	(5,104)
Note receivable collections and other investments	146	1,340

Net cash provided by (used in) investing activities	(20,857)	3,316

Cash Flows From Financing Activities
Lines of credit proceeds	112,014	358,181
Lines of credit repayments	(82,014)	(409,045)
Proceeds from indebtedness	-	288,517
Payments on indebtedness	(50,428)	(296,219)
Payments of financing costs and other	(942)	(3,714)
Proceeds from sales of common stock	1,121	68,018
Proceeds from employee stock purchase and stock options plans	1,847	701
Redemption of preferred stock	(2,021)	-
Distributions to noncontrolling interests - real estate entities	(301)	(529)
Distributions to noncontrolling interests - common unitholders	(104)	(131)
Dividends paid to preferred shareholders	(5,632)	(5,728)
Dividends paid to common shareholders	(29,150)	(26,584)

Net cash used in financing activities	(55,610)	(26,533)

Net increase (decrease) in cash and cash equivalents	(4,992)	48,026
Cash and cash equivalents, beginning of period	13,347	75,472

Cash and cash equivalents, end of period	$8,355	$123,498

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2010, the Company owned 20,207 apartment units in 56 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 740 apartment units in two communities currently under construction or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities through taxable REIT subsidiaries. At September 30, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At September 30, 2010, the Company had outstanding 48,768 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 171 at September 30, 2010 and represented a 0.3% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% and 99.6% for the three months ended and 99.7% and 99.5% for the nine months ended September 30, 2010 and 2009, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

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

For newly developed condominiums, the Company accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and whether costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of September 30, 2010, all newly developed Condominium Projects are accounted for under the Deposit Method, as discussed above.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities or for newly developed condominiums, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the assets being converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.”

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

2.    REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At September 30, 2010, the Company had one parcel of land classified as held for sale totaling $5,045, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

There were no apartment communities classified as held for sale at September 30, 2010. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three and nine months ended September 30, 2009 were as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues
Rental	$492	$7,955
Other property revenues	56	510

Total revenues	548	8,465

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	257	2,816
Interest	54	777

Total expenses	311	3,593

Income from discontinued property operations	$237	$4,872

During the third quarter of 2010, the Company sold a land parcel located in Citrus Park, Florida for net proceeds of approximately $3,177. No gain or loss was recognized, as the land was previously recorded as held for sale at fair value. For the three and nine months ended September 30, 2009, the Company recognized net gains in discontinued operations of $54,624 and $79,366, respectively, from the sale of two communities, containing 798 units, in the third quarter of 2009, and from the

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

sale of one community, containing 530 units, in the second quarter of 2009. These sales generated net proceeds of approximately $101,540 and $148,553 for the three and nine months ended September 30, 2009. There were no sales of apartment communities for the three or nine months ended September 30, 2010.

Condominium activities

At September 30, 2010, the Company held investments in two wholly owned condominium communities that were substantially complete and available for sale. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”) contains 148 condominium units and had an aggregate carrying value of $64,703 at September 30, 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”) contains 129 condominium units and had an aggregate carrying value of $28,402 at September 30, 2010. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for sale and under construction.” As further discussed below, the Atlanta Condominium Project became a wholly owned community in September 2010 through a series of transactions which included a distribution of the assets to the Company from a previously owned unconsolidated entity. Additionally, in the first half of 2010, the Company completed the sell out of condominium units at its remaining condominium conversion communities. The revenues, costs and expenses associated with consolidated condominium activities for the three and nine months ended September 30, 2010 and 2009 are included in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Condominium revenues	$28,470	$6,566	$46,218	$14,788
Condominium costs and expenses	(27,286)	(5,497)	(43,899)	(13,747)

Net gains on sales of condominiums	$1,184	$1,069	$2,319	$1,041

In the second quarter of 2010, the Austin Condominium Project was classified as held for sale for financial reporting purposes. As a result, the Company recorded an impairment charge of $34,691 in the second quarter based on the amount by which the carrying value of the community exceeded its fair value. For the three and nine months ended September 30, 2010, the Company closed 28 and 36 condominium unit sales, respectively, at this community.

In the third quarter of 2010 and as discussed in note 3, the condominium portion of a mixed-use development, the Atlanta Condominium Project, and associated liabilities (including construction indebtedness) were conveyed to a majority owned entity of the Company in full redemption of the entity’s equity investment in the mixed-use limited partnership that was developing the project. In addition, a separate wholly owned subsidiary of the Company acquired the lenders’ interest in the construction indebtedness of the Atlanta Condominium Project and adjacent land and infrastructure. Subsequent to the purchase of the construction indebtedness, and in exchange for the release of the guarantors of the indebtedness, the Company acquired the remaining noncontrolling interest in the consolidated entity that owned the community and the related Land LLC, discussed below. As a result of these transactions, the Company now wholly owns and consolidates the Atlanta Condominium Project for financial reporting purposes as of September 30, 2010 (see note 3 for related discussion).

Subsequent to the conveyance of the condominium assets and liabilities to the Company, the Company also modified its licensing and branding arrangement with the third party licensor for the Atlanta Condominium Project. This modified arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 2013 (previously September 2012), at which point, subject to a potential further extension, the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales of the Atlanta Condominium Project. In exchange for the extension of the outside payment date and the removal of a transfer fee that would have been payable upon the resale of every condominium unit, the Company increased its guaranty to 100% from 50% of the payment of the licensing fee, and guaranteed any unfunded condominium assessments on Company-owned units. As a result, the contractual obligation related to the licensing fee arrangement was recorded as an other asset and an accrued liability at its estimated fair value of $6,144 at September 30, 2010.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In periods prior to September 2010, the Company also held a majority interest in a related limited liability company (the “Land LLC”) that owned land and its related infrastructure adjacent to the Atlanta Condominium Project discussed above for future investment. As part of the transactions described above and in note 3 related to the Atlanta Condominium Project, the Company also acquired all of the remaining noncontrolling interests in the Land LLC, an entity previously consolidated for financial reporting purposes. The consolidation of the Land LLC in prior years resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction indebtedness (which was subsequently acquired from the lenders by a subsidiary of the Company as discussed above) totaling $8,153 (see note 4).

Acquisitions

The Company did not acquire any apartment communities in the nine months ended September 30, 2010 or 2009.

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At September 30, 2010, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company holds 25% to 35% equity interests in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At September 30, 2010 and December 31, 2009, the Company’s investment in the 35% owned Apartment LLCs totaled $7,821 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,798 at September 30, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at September 30, 2010 and December 31, 2009 reflects a credit investment of $15,320 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The Company provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

Apartment LLCs - Balance Sheet Data	September 30, 2010	December 31, 2009
Real estate assets, net of accumulated depreciation of $32,869 and $27,961 at September 30, 2010 and December 31, 2009, respectively	$252,792	$257,063
Cash and other	6,944	5,349

Total assets	$259,736	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	3,983	2,464

Total liabilities	210,479	208,960
Members’ equity	49,257	53,452

Total liabilities and members’ equity	$259,736	$262,412

Company’s equity investment in Apartment LLCs (1)	$(7,499)	$(6,564)

(1)	At September 30, 2010 and December 31, 2009, the Company’s equity investment includes its credit investments of $15,320 and $14,886, respectively, discussed above.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended September 30,		Nine months ended September 30,
Apartment LLCs - Income Statement Data	2010	2009	2010	2009
Revenues
Rental	$6,562	$6,520	$19,556	$19,826
Other property revenues	554	480	1,525	1,441
Other	-	-	-	1

Total revenues	7,116	7,000	21,081	21,268

Expenses
Property operating and maintenance	2,956	2,980	8,764	8,433
Depreciation and amortization	1,690	1,659	5,602	4,951
Interest	3,019	3,019	8,958	8,958

Total expenses	7,665	7,658	23,324	22,342

Net loss	$(549)	$(658)	$(2,243)	$(1,074)

Company’s share of net income	$154	$91	$450	$524

At September 30, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

Condominium LLCs

In periods prior to September 2010, the Company and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors.

In September 2010 and as discussed in note 2, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Company and its partner in full redemption of their interest in the Mixed-Use LP. In addition, a separate subsidiary of the Company acquired the construction indebtedness of the Atlanta Condominium Project and Land LLC for aggregate consideration of $49,793, effectively extinguishing the indebtedness. The net condominium assets and associated construction indebtedness were distributed at their fair values. As a result of this distribution, equity in income of unconsolidated real estate entities includes a gain of $23,596, net of transaction expenses and income taxes, related to the construction indebtedness, partially offset by an impairment loss of $5,492 related to the condominium assets. The Company also recognized a debt extinguishment gain of $2,845 on the related debt retirement associated with the consolidated Land LLC (see note 4).

At December 31, 2009, the Company’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,820. This credit investment was included in consolidated liabilities on the accompanying consolidated balance sheet. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009, which encompassed the write-off of the Company’s investment in the Mixed-Use LP and also encompassed the recognition of the Company’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement discussed in note 2. As a result of these transactions in 2009, the Company suspended equity method accounting for the Mixed-Use LP. Prior to the suspension of equity accounting, the Company recognized losses of $122 and $368 for the three and nine months ended September 30, 2009, respectively. The write-off of the Company’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.    INDEBTEDNESS

At September 30, 2010 and December 31, 2009, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date		September 30, 2010	December 31, 2009
Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	(1)	$335,917	$335,917
Unsecured Syndicated Lines of Credit	N/A	LIBOR + 0.80% (2)	2011		30,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019	(3)	648,055	648,690
Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011		-	8,153

Total					$1,013,972	$992,760

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.
(2)	Represents stated rate. At September 30, 2010, the weighted average interest rate was 1.1%
(3)	There are no scheduled maturities of secured notes in 2010. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2010	$100,723
2011	43,123	(1)
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,772

	$1,013,972

(1)	Includes outstanding balances on lines of credit totaling $30,000.

Debt issuances and retirements

There were no issuances of debt in the nine months ended September 30, 2010. In October 2010, the Company issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Company’s revolving credit facilities and the remaining net proceeds will be used to repay $100,505 of 7.70% senior unsecured notes that mature in December 2010, and for general corporate purposes.

In September 2010, more fully discussed in notes 2 and 3, the Company retired the outstanding balance of the secured variable rate construction indebtedness of $77,470 for aggregate consideration of $49,793 and recognized net gains on early extinguishment of indebtedness.

In February and March 2009, the Company’s net gain on early extinguishment of indebtedness included a net gain of $3,445 from the early extinguishment of debt related to the Company’s tender offer of its 2010 and 2011 senior unsecured bonds offset by a net loss of $2,626 on the prepayment of the Company’s weekly-remarketed, variable rate taxable mortgage bonds and the associated interest rate swap agreement.

Unsecured lines of credit

At September 30, 2010, the Company utilizes a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Company amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. In addition, the Company exercised its extension option in accordance with the agreement for an additional one-year period to April 2011. The Syndicated Line has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2010, the Company had issued letters of credit to third parties totaling $2,215 under this facility.

Additionally, at September 30, 2010, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). Pursuant to an amendment executed in March 2010, the maturity date of the Cash Management Line maturity was extended to April 2011. Additionally, the amendment increased the stated interest rate from LIBOR plus 0.80% to LIBOR plus 2.50% as well as modified certain of the default provisions consistent with those of the Syndicated Line discussed above. The Cash Management Line also carries other terms, including debt covenants, substantially consistent with the Syndicated Line.

In connection with the above mentioned amendments and extension, the Company paid fees and expenses of $860 for the nine months ended September 30, 2010.

Debt compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Company was in compliance with these financial covenants at September 30, 2010.

5.    EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the nine months ended September 30, 2010, sales of common stock under this program totaled 41 shares for proceeds of $1,121, net of underwriter commissions paid of $23. The Company has and expects to use the proceeds from this program for general corporate purposes.

Preferred stock repurchases

For the three and nine months ended September 30, 2010, the Company repurchased preferred stock with a liquidation value of approximately $75 and $2,037, respectively, under a Rule 10b5-1 plan.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Computation of earnings (loss) per common share

For the three and nine months ended September 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Loss from continuing operations attributable to common shareholders (numerator):
Income (loss) from continuing operations	$23,595	$(2,472)	$(11,285)	$(86,796)
Noncontrolling interests - consolidated real estate entities	14	(6)	(47)	8,220
Noncontrolling interests - Operating Partnership - continuing operations	(76)	12	60	404
Preferred stock dividends	(1,864)	(1,909)	(5,632)	(5,728)
Preferred stock redemption costs	1	-	(44)	-
Unvested restricted stock (allocation of earnings)	(93)	(11)	74	1

Loss from continuing operations attributable to common shareholders	$21,577	$(4,386)	$(16,874)	$(83,899)

Common shares (denominator):
Weighted average shares outstanding - basic	48,535	44,220	48,446	44,151
Dilutive shares from stock options (1)	135	-	-	-

Weighted average shares outstanding - diluted (1)	48,670	44,220	48,446	44,151

Per-share amount:
Basic	$0.44	$(0.10)	$(0.35)	$(1.90)

Diluted	$0.44	$(0.10)	$(0.35)	$(1.90)

(1)        The potential dilution from the Company’s outstanding stock options to purchase 39 shares for the three months ended September 30, 2009 and 134 and 0 for the nine months ended September 30, 2010 and 2009, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares for those periods.

Stock options to purchase 1,898 and 1,936 shares of common stock for the three and nine months ended September 30, 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810, the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At September 30, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $4,762 was in excess of its net book value of $3,101. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and nine months ended September 30, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$23,533	$(2,466)	$(11,272)	$(78,172)
Income from discontinued operations	-	54,601	-	83,834

Net income (loss) available to the Company	$23,533	$52,135	$(11,272)	$5,662

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The following table summarizes the activity relating to the Company’s redeemable common units for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Redeemable common units, beginning of period	$3,402	$4,410

Comprehensive income
Net income (loss)	(60)	-
Net change in derivative value	-	10

Total comprehensive income (loss)	(60)	10
Conversion of redeemable common units for shares	(74)	(660)
Adjustment for ownership interest of redeemable common units	(5)	(152)
Stock-based compensation	7	13
Distributions to common unitholders ($0.60 per unit)	(103)	(123)
Adjustment to redemption value of redeemable common units	1,595	-

Redeemable common units, end of period	$4,762	$3,498

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2010. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

During the third quarter of 2010, an unconsolidated entity distributed net condominium assets and construction indebtedness to the Company in settlement of the Company’s equity investment in the entity (see notes 2 and 3). Immediately prior to their distribution to the Company, the condominium assets and construction indebtedness were written down to their fair values of $28,402 and $44,553, respectively. The condominium assets were valued using level 3 inputs, primarily a discounted cash flow model, and the construction indebtedness was valued using level 2 inputs, primarily comparable market data. In addition, the Company recorded other assets and accrued liabilities of $6,144 at fair value related to an acquired contractual license fee obligation associated with the same transaction. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At September 30, 2010, the fair value of fixed rate debt was approximately $1,024,706 (carrying value of $983,972) and the fair value of the Company’s variable rate debt, including the Company’s lines of credit, was approximately $29,595 (carrying value of $30,000). At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Company’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

A summary of comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$ 23,595	$ 52,389	$ (11,285)	$ (2,558)
Change in derivatives (1)	-	-	-	1,829

Total comprehensive income (loss)	23,595	52,389	(11,285)	(729)
Less: Comprehensive income attributable to noncontrolling interests	(62)	(254)	13	8,210

Total Company comprehensive income	$ 23,533	$ 52,135	$ (11,272)	$ 7,481

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

Segment performance measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to NOI.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2010 and 2009. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Fully stabilized communities	$ 59,115	$ 59,070	$ 174,872	$ 179,408
Communities stabilized during 2009	3,665	3,197	10,649	8,256
Development and lease-up communities	4,384	1,598	10,983	2,779
Condominium conversion and other communities	-	21	-	128
Other property segments	5,508	5,204	15,588	16,312
Other	223	298	777	801

Consolidated revenues	$ 72,895	$ 69,388	$ 212,869	$ 207,684

Contribution to Property Net Operating Income
Fully stabilized communities	$ 33,903	$ 33,759	$ 101,294	$ 105,940
Communities stabilized during 2009	2,314	1,723	6,367	3,723
Development and lease-up communities	2,518	364	4,917	(404)
Condominium conversion and other communities	-	8	-	76
Other property segments, including corporate management expenses	(21)	(672)	(850)	(1,716)

Consolidated property net operating income	38,714	35,182	111,728	107,619

Interest income	390	49	755	187
Other revenues	223	298	777	801
Depreciation	(18,623)	(18,787)	(55,737)	(54,388)
Interest expense	(13,646)	(12,978)	(38,820)	(39,397)
Amortization of deferred financing costs	(611)	(726)	(2,097)	(2,342)
General and administrative	(3,927)	(3,892)	(12,570)	(12,265)
Investment and development	(569)	(1,096)	(1,849)	(2,886)
Other investment costs	(669)	(697)	(1,828)	(1,996)
Impairment, severance and other charges	-	(391)	(35,091)	(10,049)
Gains on condominium sales activities, net	1,184	1,069	2,319	1,041
Equity in income (loss) of unconsolidated real estate entities	18,258	(31)	18,554	(74,577)
Other income (expense), net	26	(472)	(271)	637
Net gain on early extinguishment of indebtedness	2,845	-	2,845	819

Income (loss) from continuing operations	23,595	(2,472)	(11,285)	(86,796)
Income from discontinued operations	-	54,861	-	84,238

Net income (loss)	$ 23,595	$ 52,389	$ (11,285)	$ (2,558)

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009

Accrued severance charges, beginning of period	$ 7,671	$ 9,405
Payments for period	(2,208)	(1,864)
Interest accretion	360	418

Accrued severance charges, end of period	$ 5,823	$ 7,959

For the nine months ended September 30, 2010, the Company recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated Austin Condominium Project and recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see notes 2 and 6). For the nine months ended September 30, 2010, the Company also recorded impairment losses of $5,492 related to the distribution of the Atlanta Condominium Project to the Company at fair value (see note 3).

For the three and nine months ended September 30, 2009, the Company recorded severance charges of $391 related to a reduction in headcount. For the nine months ended September 30, 2009, the Company recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in the unconsolidated Atlanta Condominium Project and adjacent land and infrastructure (see note 3).

9.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $6,392 and $9,780 for the nine months ended September 30, 2010 and 2009, respectively), aggregated $40,167 and $44,540 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $155 and $2,019, respectively. In addition, for the nine months ended September 30, 2010, the Company and the Company’s taxable REIT subsidiaries received income tax refund from federal and state taxing authorities totaling $2,041.

Non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 were as follows:

In the third quarter of 2010, the assets and liabilities of a previously unconsolidated entity were distributed to the Company in full settlement of the Company’s equity interest in the unconsolidated entity (see notes 2 and 3). This transaction resulted in increases in condominiums for-sale and other assets of $27,343, cash of $28, indebtedness of $44,553 and accounts payable and accrued expenses of $3,029. This was a non-cash transaction.

In 2009, the Company became the majority owner of and consolidated a previously unconsolidated entity. This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the nine months ended September 30, 2010 and 2009, Common Units in the Operating Partnership totaling 3 and 38, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company shareholders’ equity in the amounts of $79 and $812 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2009, the Company amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the nine months ended September 30, 2009, the Company recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Company also recognized other income during the first quarter of 2009 of $874 to record an increase

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first nine months of 2009.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. At September 30, 2010 and 2009, the Operating Partnership committed to distribute and had accrued $9,784 and $9,726, respectively. As a result, the Company declared and accrued dividends of $9,750 and $9,690 at September 30, 2010 and 2009, respectively. The remaining distributions from the Operating Partnership in the amount of $34 and $36 were accrued at September 30, 2010 and 2009, respectively, for the noncontrolling interests in the Operating Partnership.

For the nine months ended September 30, 2010 and 2009, the Company issued common shares for director compensation, totaling $110 and $65, respectively. In addition, in the first quarter of 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan, totaling $700. These were non-cash transactions.

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

For the nine months ended September 30, 2010 and 2009, the Company granted stock options to purchase 66 and 346 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $70 and $144 for the three months ended and $247 and $510 for the nine months ended September 30, 2010 and 2009, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2010 and 2009 is presented below:

	Nine months ended September 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,516	$ 31	2,382	$ 33
Granted	66	18	346	12
Exercised	(110)	12	-	-
Forfeited	-	-	(202)	36
Expired	(235)	38	-	-

Options outstanding, end of period	2,237	31	2,526	31

Options exercisable, end of period	2,002	32	2,120	33

Weighted-average fair value of options granted during the period	$5.08		$2.09

At September 30, 2010, there was $477 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $1,562 and $0, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2010 were $5,531, $2,247 and $5,376, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2010 were 3.6, 3.0 and 3.6 years, respectively. Stock options expected to vest at September 30, 2010 totaled 2,226 at a weighted average exercise price of approximately $31.

At September 30, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 984 options outstanding with exercise prices ranging from $12.22 to $27.92. These options have a weighted average exercise price of $22 and a weighted average remaining contractual life of 4.1 years. Of these outstanding options, 750 were exercisable at September 30, 2010 at a weighted average exercise price of $25. In addition, there were 1,253 options outstanding with exercise prices ranging from $27.98 to $48.00. These options had a weighted average exercise price of $37 and a weighted average remaining contractual life of 3.2 years. Of these outstanding options, 1,252 were exercisable at September 30, 2010 at a weighted average exercise price of $37.

For the nine months ended September 30, 2010 and 2009, the Company granted 87 and 106 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2010 and 2009 was $18.30 and $12.19, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2010 and 2009 was $1,582 and $1,288, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $557 and $609 for the three months ended and $1,665 and $1,805 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2010 and 2009 is presented below:

	Nine months ended September 30,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	132	$ 21	128	$ 33
Granted	87	18	106	12
Vested	(8)	24	(9)	26
Forfeited	-	-	(1)	43

Unvested shares, end of period	211	20	224	23

At September 30, 2010, there was $2,412 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2010 and 2009 was $183 and $112, respectively.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $100 and $37 for the three months ended and $205 and $112 for the nine months ended September 30, 2010 and 2009, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2007 through 2009. Net income tax loss carryforwards and other tax attributes generated in years prior to 2007 are also subject to challenge in any examination of the 2007 to 2009 tax years. In October 2009, the IRS concluded its audit of the TRSs’ 2005 tax return resulting in additional taxes and interest of $12.

As of September 30, 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797, which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2010 and at September 30, 2010 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and nine months ended September 30, 2010, the TRSs recorded net income tax expense (benefit) of $503 related to estimated state income taxes, primarily as a result of the debt extinguishment gains discussed in notes 2 and 3. In the statement of operations, net income tax expense of $588 was included as a reduction of debt extinguishment gains and income tax benefits of $85 were included in condominium gains. The TRSs recorded no net income tax expense (benefit) for federal income taxes for the three and nine months ended September 30, 2010, as the TRSs expect to record losses for both financial and income tax reporting purposes. For the three and nine months ended September 30, 2009, the TRS recorded an income tax provision of $225 primarily due to an adjustment of deferred tax valuation allowances recorded in prior years.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2009 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K. Other than expected increases in net deferred tax assets, primarily related to asset impairment charges recorded in 2010 (offset somewhat by deferred debt extinguishment gains), and corresponding increases in deferred tax asset valuation allowances, there were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at September 30, 2010.

POST PROPERTIES. INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

12.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

In September 2008, the Company and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s and Federal’s Pentagon Row project without first giving the Company and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the court issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Company and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court to appeal the trial court’s finding, and on November 1, 2010, the Virginia Supreme Court denied Vornado’s petition.

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

In October 2010, the Company issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Company’s revolving credit facilities and the remaining net proceeds will be used to repay $100,505 of 7.70% senior unsecured notes that mature in December 2010, and for general corporate purposes.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate assets
Land	$284,664	$283,217
Building and improvements	2,014,146	1,983,839
Furniture, fixtures and equipment	238,362	230,271
Construction in progress	20,421	28,274
Land held for future investment	77,700	93,899

	2,635,293	2,619,500
Less: accumulated depreciation	(673,982)	(625,391)
Condominiums, for-sale and under construction	93,105	107,366
Assets held for sale	5,045	5,045

Total real estate assets	2,059,461	2,106,520
Investments in and advances to unconsolidated real estate entities	7,821	8,322
Cash and cash equivalents	8,355	13,347
Restricted cash	7,725	11,177
Deferred charges, net	7,583	8,365
Other assets	32,420	29,698

Total assets	$2,123,365	$2,177,429

Liabilities and equity
Indebtedness	$1,013,972	$992,760
Accounts payable and accrued expenses	85,996	79,815
Investments in unconsolidated real estate entities	15,320	54,706
Distribution payable	9,784	9,724
Accrued interest payable	9,935	4,890
Security deposits and prepaid rents	11,561	16,079

Total liabilities	1,146,568	1,157,974

Redeemable common units	4,762	3,402

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	92,963	95,000
Common units
General partner	10,382	10,786
Limited partner	868,010	909,333

Total Operating Partnership equity	971,355	1,015,119
Noncontrolling interests - consolidated real estate entities	680	934

Total equity	972,035	1,016,053

Total liabilities and equity	$2,123,365	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Rental	$68,384	$65,067	$199,897	$195,259
Other property revenues	4,288	4,023	12,195	11,624
Other	223	298	777	801

Total revenues	72,895	69,388	212,869	207,684

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,958	33,908	100,364	99,264
Depreciation	18,623	18,787	55,737	54,388
General and administrative	3,927	3,892	12,570	12,265
Investment and development	569	1,096	1,849	2,886
Other investment costs	669	697	1,828	1,996
Impairment, severance and other costs	-	391	35,091	10,049

Total expenses	57,746	58,771	207,439	180,848

Operating income	15,149	10,617	5,430	26,836

Interest income	390	49	755	187
Interest expense	(13,646)	(12,978)	(38,820)	(39,397)
Amortization of deferred financing costs	(611)	(726)	(2,097)	(2,342)
Net gains on condominium sales activities	1,184	1,069	2,319	1,041
Equity in income (loss) of unconsolidated real estate entities, net	18,258	(31)	18,554	(74,577)
Other income (expense)	26	(472)	(271)	637
Net gain on early extinguishment of indebtedness	2,845	-	2,845	819

Income (loss) from continuing operations	23,595	(2,472)	(11,285)	(86,796)

Discontinued operations
Income from discontinued property operations	-	237	-	4,872
Gains on sales of real estate assets	-	54,624	-	79,366

Income from discontinued operations	-	54,861	-	84,238

Net income (loss)	23,595	52,389	(11,285)	(2,558)
Noncontrolling interests - consolidated real estate entities	14	(6)	(47)	8,220

Net income (loss) available to the Operating Partnership	23,609	52,383	(11,332)	5,662
Distributions to preferred unitholders	(1,864)	(1,909)	(5,632)	(5,728)
Preferred unit redemption costs	1	-	(44)	-

Net income ( loss) available to common unitholders	$21,746	$50,474	$(17,008)	$(66)

Per common unit data - Basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$0.44	$(0.10)	$(0.35)	$(1.90)
Income from discontinued operations	-	1.23	-	1.90

Net income (loss) available to common unitholders	$0.44	$1.13	$(0.35)	$-

Weighted average common units outstanding - basic	48,706	44,419	48,618	44,363

Per common unit data - Diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$0.44	$(0.10)	$(0.35)	$(1.90)
Income from discontinued operations	-	1.23	-	1.90

Net income (loss) available to common unitholders	$0.44	$1.13	$(0.35)	$-

Weighted average common units outstanding - diluted	48,841	44,419	48,618	44,363

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

				Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
		Common Units
	Preferred Units	General Partner	Limited Partners
2010
Equity, December 31, 2009	$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	5,632	(170)	(16,734)	-	(11,272)	47	(11,225)

Total comprehensive income (loss)					(11,272)	47	(11,225)
Contributions from the Company related to sales of Company common stock	-	11	1,110	-	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-	27	2,630	-	2,657	-	2,657
Conversion of redeemable common units	-	-	74	-	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	5	-	5	-	5
Redemption of preferred units	(2,037)	-	16	-	(2,021)	-	(2,021)
Equity-based compensation	-	21	2,089	-	2,110	-	2,110
Distributions to preferred unitholders	(5,632)	-	-	-	(5,632)	-	(5,632)
Distributions to common unitholders ($0.60 per unit)	-	(293)	(28,918)	-	(29,211)	-	(29,211)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	(301)	(301)
Adjustment to redemption value of redeemable common units	-	-	(1,595)	-	(1,595)	-	(1,595)

Equity, September 30, 2010	$92,963	$10,382	$868,010	$-	$971,355	$680	$972,035

2009
Equity, December 31, 2008	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850
Comprehensive income
Net income (loss)	5,728	(1)	(65)	-	5,662	(8,220)	(2,558)
Net change in derivative value	-	-	-	1,819	1,819	-	1,819

Total comprehensive income (loss)					7,481	(8,220)	(739)
Contributions from the Company related to Company equity offering	-	680	67,338	-	68,018	-	68,018
Contributions from the Company related to employee stock purchase, stock option and other plans	-	8	758	-	766	-	766
Conversion of redeemable common units	-	-	660	-	660	-	660
Adjustment for ownership interest of redeemable common units	-	-	152	-	152	-	152
Equity-based compensation	-	24	2,390	-	2,414	-	2,414
Distributions to preferred unitholders	(5,728)	-	-	-	(5,728)	-	(5,728)
Distributions to common unitholders ($0.60 per unit)	-	(276)	(27,154)	-	(27,430)	-	(27,430)
Consolidation of equity method investment	-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	(529)	(529)

Equity, September 30, 2009	$95,000	$10,975	$927,988	$-	$1,033,963	$1,031	$1,034,994

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(11,285)	$(2,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	55,737	54,388
Amortization of deferred financing costs	2,097	2,342
Gains on sales of real estate assets, net	(2,319)	(80,407)
Other income, net	(68)	(215)
Asset impairment charges	35,091	9,658
Equity in loss (income) of unconsolidated entities, net	(18,554)	74,577
Distributions of earnings of unconsolidated entities	664	1,325
Deferred compensation	110	65
Equity-based compensation	2,117	2,427
Net gain on early extinguishment of debt	(2,845)	(819)
Changes in assets, decrease (increase) in:
Other assets	2,056	2,865
Deferred charges	(265)	(342)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,045	5,415
Accounts payable and accrued expenses	4,960	3,437
Security deposits and prepaid rents	(1,066)	(915)

Net cash provided by operating activities	71,475	71,243

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(39,518)	(105,750)
Net proceeds from sales of real estate assets	49,395	163,341
Capitalized interest	(6,392)	(9,780)
Property capital expenditures	(23,089)	(40,557)
Corporate additions and improvements	(319)	(174)
Investments in and advances to unconsolidated entities	(1,080)	(5,104)
Note receivable collections and other investments	146	1,340

Net cash provided by (used in) investing activities	(20,857)	3,316

Cash Flows From Financing Activities
Lines of credit proceeds	112,014	358,181
Lines of credit repayments	(82,014)	(409,045)
Proceeds from indebtedness	-	288,517
Payments on indebtedness	(50,428)	(296,219)
Payments of financing costs and other	(942)	(3,714)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	2,968	68,719
Redemption of preferred units	(2,021)	-
Distributions to noncontrolling interests - real estate entities	(301)	(529)
Distributions to noncontrolling interests - non-Company common unitholders	(104)	(131)
Distributions to preferred unitholders	(5,632)	(5,728)
Distributions to common unitholders	(29,150)	(26,584)

Net cash used in financing activities	(55,610)	(26,533)

Net increase (decrease) in cash and cash equivalents	(4,992)	48,026
Cash and cash equivalents, beginning of period	13,347	75,472

Cash and cash equivalents, end of period	$8,355	$123,498

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

At September 30, 2010, the Company owned 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% and 99.6% for the three months ended and 99.7% and 99.5% for the nine months ended September 30, 2010 and 2009, respectively. Common Units held by persons other than the Company totaled 171 at September 30, 2010 and represented a 0.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At September 30, 2010, the Operating Partnership owned 20,207 apartment units in 56 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 740 apartment units in two communities currently under construction or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities through taxable REIT subsidiaries. At September 30, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).

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

For newly developed condominiums, the Operating Partnership accounts for each project under either the Deposit Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and whether costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of September 30, 2010, all newly developed Condominium Projects are accounted for under the Deposit Method, as discussed above.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities or for newly developed condominiums, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the assets being converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.”

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

2.    REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of the Company’s board of directors and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2010, the Operating Partnership had one parcel of land classified as held for sale totaling $5,045, which represents the lower of cost or fair value less costs to sell. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

There were no apartment communities classified as held for sale at September 30, 2010. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three and nine months ended September 30, 2009 were as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues
Rental	$492	$7,955
Other property revenues	56	510

Total revenues	548	8,465

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	257	2,816
Interest	54	777

Total expenses	311	3,593

Income from discontinued property operations	$237	$4,872

During the third quarter of 2010, the Operating Partnership sold a land parcel located in Citrus Park, Florida for net proceeds of approximately $3,177. No gain or loss was recognized, as the land was previously recorded as held for sale at fair value. For the three and nine months ended September 30, 2009, the Operating Partnership recognized net gains in discontinued operations of $54,624 and $79,366, respectively, from the sale of two communities, containing 798 units, in the third quarter of 2009, and from the sale of one community, containing 530 units, in the second quarter of 2009. These sales generated net proceeds of approximately $101,540 and $148,553 for the three and nine months ended September 30, 2009. There were no sales of apartment communities for the three or nine months ended September 30, 2010.

Condominium activities

At September 30, 2010, the Operating Partnership held investments in two wholly owned condominium communities that were substantially complete and available for sale. The Operating Partnership’s condominium community in Austin, Texas (the “Austin Condominium Project”) contains 148 condominium units and had an aggregate carrying value of $64,703 at September 30, 2010. The Operating Partnership’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”) contains 129 condominium units and had an aggregate carrying value of $28,402 at September 30, 2010. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for sale and under construction.” As further discussed below, the Atlanta Condominium Project became a wholly owned community in September 2010 through a series of transactions which included a distribution of the assets to the Operating Partnership from a previously owned unconsolidated entity. Additionally, in the first half of 2010, the Operating Partnership completed the sell out of condominium units at its remaining condominium conversion communities. The revenues, costs and expenses associated with consolidated condominium activities for the three and nine months ended September 30, 2010 and 2009 are included in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Condominium revenues	$28,470	$6,566	$46,218	$14,788
Condominium costs and expenses	(27,286)	(5,497)	(43,899)	(13,747)

Net gains on sales of condominiums	$1,184	$1,069	$2,319	$1,041

In the second quarter of 2010, the Austin Condominium Project was classified as held for sale for financial reporting purposes. As a result, the Operating Partnership recorded an impairment charge of $34,691 in the second quarter based on the amount by which the carrying value of the community exceeded its fair value. For the three and nine months ended September 30, 2010, the Operating Partnership closed 28 and 36 condominium unit sales, respectively, at this community.

In the third quarter of 2010 and as discussed in note 3, the condominium portion of a mixed-use development, the Atlanta Condominium Project, and associated liabilities (including construction indebtedness) were conveyed to a majority owned entity of the Operating Partnership in full redemption of the entity’s equity investment in the mixed-use limited partnership that was developing the project. In addition, a separate wholly owned subsidiary of the Operating Partnership acquired the lenders’

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

interest in the construction indebtedness of the Atlanta Condominium Project and adjacent land and infrastructure. Subsequent to the purchase of the construction indebtedness, and in exchange for the release of the guarantors of the indebtedness, the Operating Partnership acquired the remaining noncontrolling interest in the consolidated entity that owned the community and the related Land LLC, discussed below. As a result of these transactions, the Operating Partnership now wholly owns and consolidates the Atlanta Condominium Project for financial reporting purposes as of September 30, 2010 (see note 3 for related discussion).

Subsequent to the conveyance of the condominium assets and liabilities to the Operating Partnership, the Operating Partnership also modified its licensing and branding arrangement with the third party licensor for the Atlanta Condominium Project. This modified arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 2013 (previously September 2012), at which point, subject to a potential further extension, the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales of the Atlanta Condominium Project. In exchange for the extension of the outside payment date and the removal of a transfer fee that would have been payable upon the resale of every condominium unit, the Operating Partnership increased its guaranty to 100% from 50% of the payment of the licensing fee, and guaranteed any unfunded condominium assessments on Operating Partnership-owned units. As a result, the contractual obligation related to the licensing fee arrangement was recorded as an other asset and an accrued liability at its estimated fair value of $6,144 at September 30, 2010.

In periods prior to September 2010, the Operating Partnership also held a majority interest in a related limited liability company (the “Land LLC”) that owned land and its related infrastructure adjacent to the Atlanta Condominium Project discussed above for future investment. As part of the transactions described above and in note 3 related to the Atlanta Condominium Project, the Operating Partnership also acquired all of the remaining noncontrolling interests in the Land LLC, an entity previously consolidated for financial reporting purposes. The consolidation of the Land LLC in prior years resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction indebtedness (which was subsequently acquired from the lenders by a subsidiary of the Company as discussed above) totaling $8,153 (see note 4).

Acquisitions

The Operating Partnership did not acquire any apartment communities in the nine months ended September 30, 2010 or 2009.

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At September 30, 2010, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Operating Partnership holds 25% to 35% equity interests in these Apartment LLCs.

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At September 30, 2010 and December 31, 2009, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $7,821 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership's investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,798 at September 30, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at September 30, 2010 and December 31, 2009 reflects a credit investment of $15,320 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

Apartment LLCs - Balance Sheet Data	September 30, 2010	December 31, 2009
Real estate assets, net of accumulated depreciation of $32,869 and $27,961 at September 30, 2010 and December 31, 2009, respectively	$252,792	$257,063
Cash and other	6,944	5,349

Total assets	$259,736	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	3,983	2,464

Total liabilities	210,479	208,960
Members’ equity	49,257	53,452

Total liabilities and members’ equity	$259,736	$262,412

Operating Partnership’s equity investment in Apartment LLCs (1)	$(7,499)	$(6,564)

(1)	At September 30, 2010 and December 31, 2009, the Operating Partnership’s equity investment includes its credit investments of $15,320 and $14,886, respectively, discussed above.

	Three months ended September 30,		Nine months ended September 30,
Apartment LLCs - Income Statement Data	2010	2009	2010	2009
Revenues
Rental	$6,562	$6,520	$19,556	$19,826
Other property revenues	554	480	1,525	1,441
Other	-	-	-	1

Total revenues	7,116	7,000	21,081	21,268

Expenses
Property operating and maintenance	2,956	2,980	8,764	8,433
Depreciation and amortization	1,690	1,659	5,602	4,951
Interest	3,019	3,019	8,958	8,958

Total expenses	7,665	7,658	23,324	22,342

Net loss	$(549)	$(658)	$(2,243)	$(1,074)

Operating Partnership’s share of net income	$154	$91	$450	$524

At September 30, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

Condominium LLCs

In periods prior to September 2010, the Operating Partnership and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors.

In September 2010 and as discussed in note 2, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Operating Partnership and its partner in full redemption of their interest in the Mixed-Use LP. In addition, a separate subsidiary of the Operating Partnership acquired the construction indebtedness of the Atlanta Condominium Project and Land LLC for aggregate consideration of $49,793, effectively extinguishing the indebtedness. The net condominium assets and associated construction indebtedness were distributed at their fair values. As a result of this distribution, equity in income of unconsolidated real estate entities includes a gain of $23,596, net of transaction expenses and income taxes, related to the construction indebtedness, partially offset by an impairment loss of $5,492 related to the condominium assets. The Operating Partnership also recognized a debt extinguishment gain of $2,845 on the related debt retirement associated with the consolidated Land LLC (see note 4).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At December 31, 2009, the Operating Partnership’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,820. This credit investment was included in consolidated liabilities on the accompanying consolidated balance sheet. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009, which encompassed the write-off of the Operating Partnership’s investment in the Mixed-Use LP and also encompassed the recognition of the Operating Partnership’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement discussed in note 2. As a result of these transactions in 2009, the Operating Partnership suspended equity method accounting for the Mixed-Use LP. Prior to suspension of equity accounting, the Operating Partnership recognized losses of $122 and $368 for the three and nine months ended September 30, 2009, respectively. The write-off of the Operating Partnership’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009.

4.    INDEBTEDNESS

At September 30, 2010 and December 31, 2009, the Operating Partnership's indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date		September 30, 2010	December 31, 2009
Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	(1)	$335,917	$335,917
Unsecured Syndicated Lines of Credit	N/A	LIBOR + 0.80% (2)	2011		30,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019	(3)	648,055	648,690
Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011		-	8,153

Total					$1,013,972	$992,760

(1)	Senior unsecured notes totaling approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.
(2)	Represents stated rate. At September 30, 2010, the weighted average interest rate was 1.1%
(3)	There are no scheduled maturities of secured notes in 2010. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2010	$100,723
2011	43,123	(1)
2012	100,104
2013	186,606
2014	188,644
Thereafter	394,772

	$1,013,972

(1)	Includes outstanding balances on lines of credit totaling $30,000.

Debt issuances and retirements

There were no issuances of debt in the nine months ended September 30, 2010. In October 2010, the Operating Partnership issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Operating Partnership’s revolving credit facilities and the remaining net proceeds will be used to repay $100,505 of 7.70% senior unsecured notes that mature in December 2010, and for general corporate purposes.

In September 2010, more fully discussed in notes 2 and 3, the Operating Partnership retired the outstanding balance of the secured variable rate construction indebtedness of $77,740 for aggregate consideration of $49,793 and recognized net gains on early extinguishment of indebtedness.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In February and March 2009, the Operating Partnership’s net gain on early extinguishment of indebtedness included a net gain of $3,445 from the early extinguishment of debt related to the Operating Partnership’s tender offer of its 2010 and 2011 senior unsecured bonds offset by a net loss of $2,626 on the prepayment of the Operating Partnership’s weekly-remarketed, variable rate taxable mortgage bonds and the associated interest rate swap agreement.

Unsecured lines of credit

At September 30, 2010, the Operating Partnership utilizes a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Operating Partnership amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Operating Partnership. In addition, the Operating Partnership exercised its extension option in accordance with the agreement for an additional one-year period to April 2011. The Syndicated Line has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2010, the Operating Partnership had issued letters of credit to third parties totaling $2,215 under this facility.

Additionally, at September 30, 2010, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the "Cash Management Line”). Pursuant to an amendment executed in March 2010, the maturity date of the Cash Management Line maturity was extended to April 2011. Additionally, the amendment increased the stated interest rate from LIBOR plus 0.80% to LIBOR plus 2.50% as well as modified certain of the default provisions consistent with those of the Syndicated Line discussed above. The Cash Management Line also carries other terms, including debt covenants, substantially consistent with the Syndicated Line.

In connection with the above mentioned amendments and extension, the Operating Partnership paid fees and expenses of $860 for the nine months ended September 30, 2010.

Debt compliance

The Operating Partnership’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Operating Partnership was in compliance with these financial covenants at September 30, 2010.

5.    EQUITY AND NONCONTROLLING INTERESTS

Company’s Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three and nine months ended September 30, 2010, sales of common stock under this program totaled 41 shares for proceeds of $1,121, net of underwriter commissions paid of $23. The Company’s proceeds from this program were and will be contributed to the Operating Partnership in exchange for a like number of common units and used for general corporate purposes.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Preferred unit repurchases

For the three and nine months ended September 30, 2010, the Operating Partnership repurchased preferred stock with a liquidation value of approximately $75 and $2,037, respectively, under a Rule 10b5-1 plan.

Computation of earnings (loss) per common unit

For the three and nine months ended September 30, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common unit is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Loss from continuing operations attributable to common unitholders (numerator):
Income (loss) from continuing operations	$23,595	$(2,472)	$(11,285)	$(86,796)
Noncontrolling interests - consolidated real estate entities	14	(6)	(47)	8,220
Preferred unit distributions	(1,864)	(1,909)	(5,632)	(5,728)
Preferred unit redemption costs	1	-	(44)	-
Unvested restricted stock (allocation of earnings)	(93)	(11)	74	1

Loss from continuing operations attributable to common unitholders	$21,653	$(4,398)	$(16,934)	$(84,303)

Common units (denominator):
Weighted average units outstanding - basic	48,706	44,419	48,618	44,363
Dilutive units from stock options (1)	135	-	-	-

Weighted average units outstanding - diluted (1)	48,841	44,419	48,618	44,363

Per-unit amount:
Basic	$0.44	$(0.10)	$(0.35)	$(1.90)

Diluted	$0.44	$(0.10)	$(0.35)	$(1.90)

(1)

The potential dilution from the Company’s outstanding stock options to purchase 39 shares for the three months ended September 30, 2009 and 134 and 0 for the nine months ended September 30, 2010 and 2009, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units for those periods.

Stock options to purchase 1,898 and 1,936 shares of common stock for the three and nine months ended September 30, 2010, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810 the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At September 30, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $4,762 was in excess of its net book value of $3,101. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and nine months ended September 30, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$23,609	$(2,478)	$(11,332)	$(78,576)
Income from discontinued operations	-	54,861	-	84,238

Net income (loss) available to the Operating Partnership	$23,609	$52,383	$(11,332)	$5,662

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The following table summarizes the activity relating to the Operating Partnership’s redeemable common units for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Redeemable common units, beginning of period	$3,402	$4,410

Comprehensive income
Net income (loss)	(60)	-
Net change in derivative value	-	10

Total comprehensive income (loss)	(60)	10
Conversion of redeemable common units for shares	(74)	(660)
Adjustment for ownership interest of redeemable common units	(5)	(152)
Equity-based compensation	7	13
Distributions to common unitholders ($0.60 per unit)	(103)	(123)
Adjustment to redemption value of redeemable common units	1,595	-

Redeemable common units, end of period	$4,762	$3,498

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2010. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

During the third quarter of 2010, an unconsolidated entity distributed net condominium assets and construction indebtedness to the Operating Partnership in settlement of the Operating Partnership’s equity investment in the entity (see notes 2 and 3). Immediately prior to their distribution to the Operating Partnership, the condominium assets and construction indebtedness were written down to their fair values of $28,402 and $44,553, respectively. The condominium assets were valued using level 3 inputs, primarily a discounted cash flow model, and the construction indebtedness was valued using level 2 inputs, primarily comparable market data. In addition, the Operating Partnership recorded other assets and accrued liabilities of $6,144 at fair value related to a contractual license fee obligation associated with the same transaction. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At September 30, 2010, the fair value of fixed rate debt was approximately $1,048,192 (carrying value of $983,972) and the fair value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, was approximately $29,653 (carrying value of $30,000). At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Operating Partnership’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

A summary of comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$ 23,595	$ 52,389	$ (11,285)	$ (2,558)
Change in derivatives (1)	-	-	-	1,829

Total comprehensive income (loss)	23,595	52,389	(11,285)	(729)
Less: Comprehensive income attributable to noncontrolling interests	14	(6)	(47)	8,220

Total Operating Partnership comprehensive income	$ 23,609	$ 52,383	$ (11,332)	$ 7,491

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

Segment performance measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Operating Partnership believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to NOI.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2010 and 2009. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Fully stabilized communities	$59,115	$59,070	$174,872	$179,408
Communities stabilized during 2009	3,665	3,197	10,649	8,256
Development and lease-up communities	4,384	1,598	10,983	2,779
Condominium conversion and other communities	-	21	-	128
Other property segments	5,508	5,204	15,588	16,312
Other	223	298	777	801

Consolidated revenues	$72,895	$69,388	$212,869	$207,684

Contribution to Property Net Operating Income
Fully stabilized communities	$33,903	$33,759	$101,294	$105,940
Communities stabilized during 2009	2,314	1,723	6,367	3,723
Development and lease-up communities	2,518	364	4,917	(404)
Condominium conversion and other communities	-	8	-	76
Other property segments, including corporate management expenses	(21)	(672)	(850)	(1,716)

Consolidated property net operating income	38,714	35,182	111,728	107,619

Interest income	390	49	755	187
Other revenues	223	298	777	801
Depreciation	(18,623)	(18,787)	(55,737)	(54,388)
Interest expense	(13,646)	(12,978)	(38,820)	(39,397)
Amortization of deferred financing costs	(611)	(726)	(2,097)	(2,342)
General and administrative	(3,927)	(3,892)	(12,570)	(12,265)
Investment and development	(569)	(1,096)	(1,849)	(2,886)
Other investment costs	(669)	(697)	(1,828)	(1,996)
Impairment, severance and other charges	-	(391)	(35,091)	(10,049)
Gains on condominium sales activities, net	1,184	1,069	2,319	1,041
Equity in income (loss) of unconsolidated real estate entities	18,258	(31)	18,554	(74,577)
Other income (expense), net	26	(472)	(271)	637
Net gain on early extinguishment of indebtedness	2,845	-	2,845	819

Income (loss) from continuing operations	23,595	(2,472)	(11,285)	(86,796)
Income from discontinued operations	-	54,861	-	84,238

Net income (loss)	$23,595	$52,389	$(11,285)	$(2,558)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009

Accrued severance charges, beginning of period	$7,671	$9,405
Payments for period	(2,208)	(1,864)
Interest accretion	360	418

Accrued severance charges, end of period	$5,823	$7,959

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the nine months ended September 30, 2010, the Operating Partnership recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated Austin Condominium Project and recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see notes 2 and 6). For the nine months ended September 30, 2010, the Operating Partnership also recorded impairment losses of $5,492 related to the distribution of the Atlanta Condominium Project to the Operating Partnership at fair value (see note 3).

For the three and nine months ended September 30, 2009, the Operating Partnership recorded severance charges of $391 related to a reduction in headcount. For the nine months ended September 30, 2009, the Operating Partnership recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in the unconsolidated Atlanta Condominium Project and adjacent land and infrastructure (see note 3).

9.    SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $6,392 and $9,780 for the nine months ended September 30, 2010 and 2009, respectively), aggregated $40,167 and $44,540 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $155 and $2,019, respectively. In addition, for the nine months ended September 30, 2010, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries received income tax refunds from federal and state taxing authorities totaling $2,041.

Non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 were as follows:

In the third quarter of 2010, the assets and liabilities of a previously unconsolidated entity were distributed to the Operating Partnership in full settlement of the Operating Partnership’s equity interest in the unconsolidated entity (see notes 2 and 3). This transaction resulted in increases in condominiums for-sale and other assets of $27,343, cash of $28, indebtedness of $44,553 and accounts payable and accrued expenses of $3,029. This was a non-cash transaction.

In 2009, the Operating Partnership became the majority owner of and consolidated a previously unconsolidated entity. This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the nine months ended September 30, 2009, the Operating Partnership amortized approximately $658 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the nine months ended September 30, 2009, the Operating Partnership recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,171 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership also recognized other income during the first quarter of 2009 of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses for the first nine months of 2009.

The Operating Partnership pays distributions a quarter in arrears. At September 30, 2010 and 2009, the Operating Partnership committed to distribute and had accrued $9,784 and $9,726, respectively.

For the nine months ended September 30, 2010 and 2009, the Company issued common shares for director compensation, totaling $110 and $65, respectively. In addition, in the first quarter of 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan, totaling $700. These were non-cash transactions.

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

For the nine months ended September 30, 2010 and 2009, the Company granted stock options to purchase 66 and 346 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $70 and $144 for the three months ended and $247 and $510 for the nine months ended September 30, 2010 and 2009, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the nine months ended September 30, 2010 and 2009 is presented below:

	Nine months ended September 30,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,516	$ 31	2,382	$ 33
Granted	66	18	346	12
Exercised	(110)	12	-	-
Forfeited	-	-	(202)	36
Expired	(235)	38	-	-

Options outstanding, end of period	2,237	31	2,526	31

Options exercisable, end of period	2,002	32	2,120	33

Weighted-average fair value of options granted during the period	$5.08		$2.09

At September 30, 2010, there was $477 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $1,562 and $0, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2010 were $5,531, $2,247 and $5,376, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2010 were 3.6, 3.0 and 3.6 years, respectively. Stock options expected to vest at September 30, 2010 totaled 2,226 at a weighted average exercise price of approximately $31.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At September 30, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 984 options outstanding with exercise prices ranging from $12.22 to $27.92. These options have a weighted average exercise price of $22 and a weighted average remaining contractual life of 4.1 years. Of these outstanding options, 750 were exercisable at September 30, 2010 at a weighted average exercise price of $25. In addition, there were 1,253 options outstanding with exercise prices ranging from $27.98 to $48.00. These options had a weighted average exercise price of $37 and a weighted average remaining contractual life of 3.2 years. Of these outstanding options, 1,252 were exercisable at September 30, 2010 at a weighted average exercise price of $37.

For the nine months ended September 30, 2010 and 2009, the Company granted 87 and 106 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2010 and 2009 was $18.30 and $12.19, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2010 and 2009 was $1,582 and $1,288, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $557 and $609 for the three months ended and $1,665 and $1,805 for the nine months ended September 30, 2010 and 2009, respectively.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2010 and 2009 is presented below:

	Nine months ended September 30,
	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	132	$ 21	128	$ 33
Granted	87	18	106	12
Vested	(8)	24	(9)	26
Forfeited	-	-	(1)	43

Unvested shares, end of period	211	20	224	23

At September 30, 2010, there was $2,412 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2010 and 2009 was $183 and $112, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $100 and $37 for the three months ended and $205 and $112 for the nine months ended September 30, 2010 and 2009, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2007 through 2009. Net income

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

tax loss carryforwards and other tax attributes generated in years prior to 2007 are also subject to challenge in any examination of the 2007 to 2009 tax years. In October 2009, the IRS concluded its audit of the TRSs’ 2005 tax return resulting in additional taxes and interest of $12.

As of September 30, 2010, the Operating Partnership’s TRSs had unrecognized tax benefits of approximately $797, which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2010 and at September 30, 2010 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and nine months ended September 30, 2010, the TRSs recorded net income tax expense (benefit) of $503, related to estimated state income taxes, primarily as a result of the debt extinguishment gains discussed in notes 2 and 3. In the statement of operations, net income tax expense of $588 was included as a reduction of debt extinguishment gains and income tax benefits of $85 were included in condominium gains. The TRSs recorded no net income tax expense (benefit) for federal income taxes for the three and nine months ended September 30, 2010, as the TRSs expect to record losses for both financial and income tax reporting purposes. For the three and nine months ended September 30, 2009, the TRS recorded an income tax provision of $225 primarily due to an adjustment of deferred tax valuation allowances recorded in prior years.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2009 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K. Other than expected increases in net deferred tax assets, primarily related to asset impairment charges recorded in 2010 (offset somewhat by deferred debt extinguishment gains), and corresponding increases in deferred tax asset valuation allowances, there were no material changes to the components of deferred tax assets , deferred tax asset valuation allowances and deferred liabilities at September 30, 2010.

12.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

In September 2008, the Operating Partnership and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Operating Partnership’s and Federal’s Pentagon Row project without first giving the Operating Partnership and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the court issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Operating Partnership and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court to appeal the trial court’s finding, and on November 1, 2010, the Virginia Supreme Court denied Vornado’s petition.

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

In October 2010, the Operating Partnership issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Operating Partnership’s revolving credit facilities and the remaining net proceeds will be used to repay $100,505 of 7.70% senior unsecured notes that mature in December 2010, and for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(In thousands, except apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2010, the Company owned 20,207 apartment units in 56 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 740 apartment units in two communities currently under construction or in lease-up. The Company is also developing and selling 277 luxury for-sale condominium homes in two communities through taxable REIT subsidiaries. At September 30, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At September 30, 2010, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

Operations overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property operations

In recent years, weak conditions caused by a severe recession in the U.S. economy and high unemployment led to declining rental rates for multi-family apartments, as the Company sought to maintain occupancy at historical levels. While these conditions persist in 2010, relative improvement in the U.S. economy has modestly improved demand for multi-family apartments in the Company’s markets. This modest improvement in demand, coupled with moderating new supply of multi-family apartments, has contributed to a moderation in the year-over-year rate of decline in rental revenues during the first nine months of 2010, actually leading to a modest increase in year-over-year same store operating revenues of 0.1% for the third quarter of 2010, as compared to a decline of 3.8% during the first half of 2010. Year-over-year same store NOI also increased modestly by 0.4% for the third quarter of 2010, as compared to a decline of 6.6% during the first half of 2010. The year to date revenue decrease is attributable to declining rental rates, which decreased 4.6% during the first nine months of 2010, compared to the first nine months of 2009, offset by an increase in average economic occupancy from 93.8% during the first nine months of 2009 to 95.3% during the first nine months of 2010. Sequentially, average monthly rental rates turned positive in the second quarter of 2010, increasing 0.2%, and increasing 0.9% in the third quarter of 2010. The Company’s outlook for same store community revenues and net operating income (“NOI”) for 2010 is more fully discussed in the “Outlook” section below. While the U.S. economy has begun to show signs of recovery, it is in its early stages, and any recovery in employment is expected to be modest in 2010. If the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Asset sales activity

At September 30, 2010, the Company did not have any apartment communities being marketed for sale. In 2009, the Company sold three communities containing 1,328 units: two communities located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. These community sales generated aggregate gross proceeds of approximately $149,700. Those proceeds were utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

Development activity

Since 2008, substantive activities relating to substantially all of the Company’s pre-development projects had been deferred. In 2010, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia. The second phase of Post Carlyle Square™ is planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000. The Company expects to initially fund future estimated construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit and utilizing net proceeds from on-going condominium sales.

Management believes that the timing of other future development starts, which may occur as early as 2011, will depend largely on a favorable outlook for apartment and capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods.

During the second quarter of 2010, Post Sierra at Frisco Bridges™ in Dallas, Texas and Post West Austin™ in Austin, Texas achieved stabilized apartment occupancy. Post Park® in Hyattsville, Maryland remained in lease-up as of September 30, 2010, and is currently over 80% leased. The Company also has two luxury condominium development projects, one of which began closing sales of completed units in the second quarter of 2010 and the other that will have units available for sale in the fourth quarter of 2010.

Condominium activity

In early 2005, the Company entered the for-sale condominium housing market and has since converted and completed the sell-out of five apartment communities totaling 731 units into for-sale condominium homes, completed the construction and sell-out of two condominium communities totaling 230 units, and is completing the development and sales of two luxury Condominium Projects: The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 units. The Austin Condominium Project began delivering and closing the sales of completed units in the second quarter of 2010. The Atlanta Condominium Project is expected to open in November 2010. As of September 30, 2010, the Company consolidates both the Austin Condominium Project and the Atlanta Condominium Project (discussed more fully below) for financial reporting purposes. See below under respective Impairment Analyses where the financial reporting for each project is further discussed.

The aggregate projected capital cost of the Atlanta Condominium Project and the Austin Condominium Project is approximately $252,000 of which approximately $9,125 of costs remained to be incurred as of September 30, 2010. Of the total projected investment, $34,691 of the Austin Condominium Project was deemed impaired and written down through an impairment charge during 2010, and $80,225 of the Atlanta Condominium Project was deemed impaired and written down through two impairment charges, in 2009 and in 2010, as described further below. There can be no assurance, however, that actual costs will not exceed these estimates or that additional impairment charges will not be recorded in subsequent periods as described further below. As of October 29, 2010, the Company had 33 units under contract and 42 units closed at the Austin Condominium Project and had 5 units under contract at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects when units become available for delivery and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

The Company’s previous expansion into for-sale condominium housing continues to expose the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See “Risk Factors” in the Company’s Form 10-K for the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

year ended December 31, 2009 (the “Form 10-K”) for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will continue to be challenging in the near term.

Impairment analysis – Austin Condominium Project

During the second quarter of 2010, initial deliveries and closings of condominium units at the Austin Condominium Project commenced, at which time the project was classified as “held for sale” for financial reporting purposes. As a result, the Company recorded an impairment charge of $34,691 in the second quarter of 2010 based on the amount by which the carrying value of the project exceeded its estimated fair value. The estimated fair value of the Austin Condominium Project was derived from the present value of the Company’s estimated future cash flows over a projected fifty-four month sell-out period using a 20% discount rate. At the time of the impairment charge, the assumed discount rate considered that the project had recently entered the sales phase.

Impairment analysis – Atlanta Condominium Project

During 2009, the Company observed weak conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive products in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies imposed tighter restrictions on mortgage lending to condominium projects which the Company believed would adversely impact sales at its luxury condominium developments. As such, in the second quarter of 2009, management revised its expectations regarding the timing and amount of projected future cash flows from the Atlanta Condominium Project, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) to write-down to their estimated fair value the carrying value of the Atlanta Condominium Project, held in an unconsolidated entity at that time, and adjacent land and infrastructure. The estimated fair value of the Atlanta Condominium Project was derived from the present value of the Company’s estimated future cash flows over a projected sixty month sell-out period using a 23% discount rate.

During the third quarter of 2010, the Atlanta Condominium Project was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. In addition, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for aggregate consideration of $49,793. Subsequent to its acquisition of the residential loans, and in exchange for the release of the guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. The Company now wholly owns the Atlanta Condominium Project and adjacent land and infrastructure. As a result, the Company consolidates the Atlanta Condominium Project and classifies it as “held for sale” for financial reporting purposes as of September 30, 2010.

These transactions completed in the third quarter of 2010 resulted in a gain of $26,441, net of transaction expenses and income taxes, related to the distribution of the condominium liabilities (including the construction indebtedness) at fair value and the subsequent extinguishment of the construction indebtedness for the three and nine months ended September 30, 2010. The gain was partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value which is consistent with the Company’s prior disclosures on this matter. The estimated fair value of the Atlanta Condominium Project was derived from the present value of the Company’s estimated future cash flows over a projected sixty month sell-out period using a 22% discount rate. These transactions also allowed the Company to begin writing sales contracts with prospective buyers.

Risk of future condominium impairment losses

There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods. However, except as noted above, the Company determined that no additional impairment existed as of September 30, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Disclosure regarding forward-looking statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2010, expectations regarding future impairment charges, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding compensation cost for stock options, expectations regarding the payment of the licensing fee from proceeds of sales by the Atlanta Condominium Project, the Company’s expected debt levels, expectations regard the availability of additional equity capital, unsecured and secured financing, the anticipated dividend level in 2010 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to execute its 2010 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset sales in 2010, the Company’s expectations regarding the use of joint venture arrangements to reduce market concentration in certain markets, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding any appeal or the outcome of any such appeal in the ERC and Vornado matters and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

—

The impact of the Company’s ongoing litigation with the Equal Rights Center and the U.S. Department of Justice regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

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

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 33 through 36 of the Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2010. The discussion below details the Company’s critical accounting policy related to asset impairments and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company for the nine months ended September 30, 2010 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value. At September 30, 2010, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. During the nine months ended September 30, 2010, the Company recorded impairment charges of approximately $5,492, $34,691 and $400,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

respectively, in connection with its Atlanta Condominium Project, its Austin Condominium Project and a land parcel in Tampa, Florida. In each case, the impaired assets were written down to their estimated fair value. See notes 1, 3 and 6 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes 2 and 6 to the consolidated financial statements for a discussion of the impairment charges related to the Austin Condominium Project recorded in the second quarter of 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 3 to the consolidated financial statements for a discussion of the impairment charges related to the Atlanta Condominium Project and adjacent land and infrastructure recorded in the third quarter of 2010 and in 2009.

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

The Company's revenues and earnings from continuing operations are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating apartment communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

For the nine months ended September 30, 2010, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 43 communities that were completed and stabilized for all of the current and prior year, (2) three communities that achieved stabilization during 2009, (3) portions of two communities that were being converted into condominiums that are reflected in continuing operations under ASC Topic 360 and (4) five communities under development or in lease-up. There were no apartment communities classified as held for sale in discontinued operations at September 30, 2010.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits were $275 and $1,655 for the three months ended and $4,505 and $3,826 for the nine months ended September 30, 2010 and 2009, respectively.

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

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Rental and other property revenues
Fully stabilized communities (1)	$59,115	$59,070	0.1%	$174,872	$179,408	(2.5)%
Communities stabilized during 2009 (2)	3,665	3,197	14.6%	10,649	8,256	29.0%
Development and lease-up communities	4,384	1,598	174.3%	10,983	2,779	295.2%
Condominium conversion and other communities (3)	-	21	(100.0)%	-	128	(100.0)%
Other property segments (4)	5,508	5,204	5.8%	15,588	16,312	(4.4)%

	72,672	69,090	5.2%	212,092	206,883	2.5%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	25,212	25,311	(0.4)%	73,578	73,468	0.1%
Communities stabilized during 2009 (2)	1,351	1,474	(8.3)%	4,282	4,533	(5.5)%
Development and lease-up communities	1,866	1,234	51.2%	6,066	3,183	90.6%
Condominium conversion and other communities (3)	-	13	(100.0)%	-	52	(100.0)%
Other property segments, including corporate management expenses (5)	5,529	5,876	(5.9)%	16,438	18,028	(8.8)%

	33,958	33,908	0.1%	100,364	99,264	1.1%

Property net operating income (6)	$38,714	$35,182	10.0%	$111,728	$107,619	3.8%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$808	$857	(5.7)%	$2,161	$2,144	0.8%
Other	2,251	1,613	39.6%	6,867	6,412	7.1%

Total	$3,059	$2,470	23.8%	$9,028	$8,556	5.5%

Periodically recurring	$1,861	$9,465	(80.3)%	$13,792	$27,960	(50.7)%

Average apartment units in service	18,116	17,205	5.3%	18,116	16,981	6.7%

(1)	Communities which reached stabilization prior to January 1, 2009.
(2)	Communities which reached stabilization in 2009.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $223 and $298 for the three months and $777 and $801 for the nine months ended September 30, 2010 and 2009, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. Corporate property management expenses were $2,498 and $2,602 for the three months and $7,452 and $7,985 for the nine months ended September 30, 2010 and 2009, respectively.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
	Total same store NOI	$33,903	$33,759	$101,294	$105,940
	Property NOI from other operating segments	4,811	1,423	10,434	1,679

	Consolidated property NOI	38,714	35,182	111,728	107,619

	Add (subtract):
	Interest income	390	49	755	187
	Other revenues	223	298	777	801
	Depreciation	(18,623)	(18,787)	(55,737)	(54,388)
	Interest expense	(13,646)	(12,978)	(38,820)	(39,397)
	Amortization of deferred financing costs	(611)	(726)	(2,097)	(2,342)
	General and administrative	(3,927)	(3,892)	(12,570)	(12,265)
	Investment and development	(569)	(1,096)	(1,849)	(2,886)
	Other investment costs	(669)	(697)	(1,828)	(1,996)
	Impairment, severance and other charges	-	(391)	(35,091)	(10,049)
	Gains on condominium sales activities, net	1,184	1,069	2,319	1,041
	Equity in income (loss) of unconsolidated real estate entities, net	18,258	(31)	18,554	(74,577)
	Other income (expense), net	26	(472)	(271)	637
	Net gain on early extinguishment of indebtedness	2,845	-	2,845	819

	Loss from continuing operations	23,595	(2,472)	(11,285)	(86,796)
	Income from discontinued operations	-	54,861	-	84,238

	Net income (loss)	$23,595	$52,389	$(11,285)	$(2,558)

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.
		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
	Annually recurring capital expenditures
	Continuing operations	$3,059	$2,470	$9,028	$8,556
	Discontinued operations	-	22	-	243

	Total annually recurring capital expenditures	$3,059	$2,492	$9,028	$8,799

	Periodically recurring capital expenditures
	Continuing operations	$1,861	$9,465	$13,792	$27,960
	Discontinued operations	-	2	-	44

	Total annually recurring capital expenditures	$1,861	$9,467	$13,792	$28,004

	Total revenue generating capital expenditures	$217	$251	$269	$3,754

	Total property capital expenditures per statements of cash flows	$5,137	$12,210	$23,089	$40,557

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

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change

Rental and other revenues	$59,115	$59,070	0.1%	$174,872	$179,408	(2.5)%
Property operating and maintenance expenses (excluding depreciation and amortization)	25,212	25,311	(0.4)%	73,578	73,468	0.1%

Same store net operating income (1)	$33,903	$33,759	0.4%	$101,294	$105,940	(4.4)%

Capital expenditures (2)
Annually recurring:
Carpet	$796	$856	(7.0)%	$2,134	$2,137	(0.1)%
Other	2,061	1,348	52.9%	6,378	5,843	9.2%

Total annually recurring	2,857	2,204	29.6%	8,512	7,980	6.7%
Periodically recurring	1,439	9,226	(84.4)%	12,793	24,407	(47.6)%

Total capital expenditures (A)	$4,296	$11,430	(62.4)%	$21,305	$32,387	(34.2)%

Total capital expenditures per unit (A ÷ 15,713 units)	$273	$727	(62.4)%	$1,356	$2,061	(34.2)%

Average economic occupancy (3)	95.8%	94.4%	1.4%	95.3%	93.8%	1.5%

Average monthly rental rate per unit (4)	$1,226	$1,247	(1.7)%	$1,218	$1,277	(4.6)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 52 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Annually recurring capital expenditures by operating segment
Fully stabilized	$2,857	$2,204	$8,512	$7,980
Communities stabilized during 2009	113	97	246	195
Development and lease-up	40	37	86	144
Other segments	49	154	184	480

Total annually recurring capital expenditures	$3,059	$2,492	$9,028	$8,799

Periodically recurring capital expenditures by operating segment
Fully stabilized	$1,439	$9,226	$12,793	$24,407
Communities stabilized during 2009	-	56	9	2,188
Development and lease-up	15	-	48	-
Other segments	407	185	942	1,409

Total periodically recurring capital expenditures	$1,861	$9,467	$13,792	$28,004

Total revenue generating capital expenditures	$217	$251	$269	$3,754

Total property capital expenditures per statements of cash flows	$5,137	$12,210	$23,089	$40,557

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.7% and 93.3% for the three months and 94.2% and 92.4% for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, net concessions were $446 and $454, respectively, and employee discounts were $181 and $188, respectively. For the nine months ended September 30, 2010 and 2009, net concessions were $1,446 and $1,867, respectively, and employee discounts were $533 and $586, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of three months ended September 30, 2010 to three months ended September 30, 2009

The Operating Partnership reported net income available to common unitholders of $21,746 for the three months ended September 30, 2010 compared to $50,474 for the three months ended September 30, 2009. The Company reported net income available to common shareholders of $21,670 for the three months ended September 30, 2010 compared to $50,226 for the three months ended September 30, 2009. As discussed below, the reduced income between periods primarily reflects the lack of gains on sales of apartments in 2010 compared to $54,624 of gains in 2009, offset by $20,949 of net gains in 2010 from the distribution of certain condominium assets and liabilities at fair value to Company from an unconsolidated real estate entity (see below for further discussion) and due to additional net operating income from lease-up communities between periods.

Rental and other revenues from property operations increased $3,582 or 5.2% from 2009 to 2010 primarily due to increased revenues from development and lease-up communities of $2,786 or 174.3%, increased revenues of $468 or 14.6% from communities that achieved stabilization in 2009 and increased revenues from other property segments of $304 or 5.8%. The revenue increase from development and lease-up communities primarily reflects the lease-up of four communities in 2009 and into 2010. The revenue increase from communities that achieved full stabilization in 2009 reflects three communities that were fully stabilized in 2010 compared to the communities being in lease-up or under rehabilitation in 2009. The revenue increase from other property segments primarily reflects lease termination recoveries at commercial retail properties.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $50 or 0.1% from 2009 to 2010 primarily due to increased expenses from development and lease-up communities of $632 or 51.2%, offset by decreased other segment expenses, including corporate property management expenses, of $347 or 5.9%, decreased expenses from communities stabilized in 2009 of $123 or 8.3% and decreased expenses from stabilized communities of $99 or 0.4%. The expense increase from development and lease-up communities reflects the continued lease-up of three communities from late 2009 into 2010 and the impact of increased property tax expenses associated with the increased assessed values of the communities. The expense decrease from communities stabilized in 2009 reflects lower property taxes from somewhat lower assessed values in 2010. The decrease in other segment expenses, including corporate property management expenses, primarily reflects the impact of workforce and expense reductions completed in the second half of 2009. The expense decrease from stabilized communities is discussed below.

For the three months ended September 30, 2009, gains on real estate assets in discontinued operations included gains of $54,624 from the sale of two apartment communities, containing 798 apartment units. For the three months ended September 30, 2010, there were no sales of apartment communities. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended September 30, 2010 and 2009, net gains on sales of real estate assets from condominium sales activities in continuing operations were $1,184 and $1,069, respectively. Condominium gains in 2010 primarily reflect gains on 28 unit sales at the Company’s Austin Condominium Project. Condominium gains in 2009 primarily reflect gains from the sale of 27 units at condominium conversion communities. The Company completed the sell out of its remaining inventory of condominium conversion units in early 2010. The Company expects gains (losses) on condominium sales activities to continue in the fourth quarter of 2010 as the Company continues to close condominiums at the Austin Condominium Project. Additionally, the Atlanta Condominium Project is scheduled to open in November 2010. Future condominium profits, if any, are expected to be modest due to the impact of carrying costs associated with these luxury communities. In periods with few closings, the Company would expect to record condominium losses due to condominium carrying costs. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s remaining condominium communities.

Depreciation expense decreased $164 or 0.9% from 2009 to 2010, primarily due to reduced depreciation of $1,052 at fully stabilized communities primarily due to the prior year recognition of accelerated depreciation of $1,301 related to the change in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the useful lives of certain assets retired in 2009 as a result of the Company’s exterior remediation program, offset by increased depreciation of $904 related to development and lease-up communities as apartment units were placed in service in 2009 and into 2010.

General and administrative expenses increased $35, or 0.9%, from 2009 to 2010 primarily due to the timing of technology consulting, legal and other administrative expenses between years. Personnel costs were generally flat between periods, as savings from workforce reductions and management reorganization in the fourth quarter of 2010 were offset by the impact of reduced expense accruals for management incentive compensation in 2009, resulting from lower expected payments in 2009.

Investment and development expenses decreased $527 or 48.1% from 2009 to 2010. In 2010, the Company’s development personnel and other costs decreased $1,119 over 2009, as the Company reduced headcount and associated costs throughout 2009 partially as a result of its decision to temporarily suspend new development starts. The decrease in expenses was offset by $592 of decreased capitalization of development personnel in 2010 as development communities were completed. As a result of cost reduction efforts and the start of one additional development project in the third quarter of 2010, the Company expects net investment and development expenses to be somewhat lower for the full year of 2010, compared to 2009.

Other investment costs decreased $28 or 4.0% from 2009 to 2010. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2010 primarily reflects the timing of adjustments of real estate tax accruals to actual amounts during the periods.

Impairment, severance and other charges in 2009 included $391 in severance charges primarily related to the elimination of certain positions in the Company’s investment and development division.

Interest expense included in continuing operations increased $668 or 5.1% from 2009 to 2010 primarily due to decreased interest capitalization of $1,685 between periods on three apartment developments that were substantially completed in late 2009, partially offset by decreased interest expense, before interest capitalization, in 2010 compared to 2009, as a result of debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Interest expense included in discontinued operations decreased from $54 in 2009 to $0 in 2010 as the Company currently does not have any communities classified as held for sale in 2010 compared to three communities held for sale or sold in 2009. The Company expects interest expense in 2010 to be higher than in 2009 due primarily to the cessation of interest capitalization on the apartment development projects discussed above as well as the cessation of interest capitalization on the Company’s two condominium projects as they delivered completed units in the second half of 2010.

Equity in income of unconsolidated real estate entities increased from a loss of $31 in 2009 to income of $18,258 in 2010. The increase was primarily due to the residential portion of a mixed-use development in Atlanta, Georgia, consisting of 129 luxury condominium units, sponsored by the Company and its partner that was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. In addition, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for an aggregate of $49,793. Subsequent to its acquisition of the residential loans, and in exchange for the release of the guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. These transactions resulted in a gain of $23,596, net of transaction expenses and income taxes, related to the distribution at fair value and subsequent extinguishment of the construction indebtedness, partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value (see note 3 to the consolidated financial statements).

For the three months ended September 30, 2010 and 2009, other income (expense) included estimated state franchise taxes. For 2010, other income (expense) included income of $168 related to a technology investment. For 2009, other income (expense) included $187 of pursuit costs associated with an abandoned secured financing transaction.

The net gain on early extinguishment of indebtedness of $2,845, net of transaction expenses and income taxes, in 2010 reflects the early extinguishment of construction indebtedness secured by a land parcel and related infrastructure located adjacent to the Atlanta Condominium Project (see discussion above regarding equity in earnings from unconsolidated entities). The net gain on early extinguishment of indebtedness of $819 in 2009 reflects net gains of $3,445 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount, offset by net extinguishment losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Annually recurring and periodically recurring capital expenditures from continuing operations decreased $7,015 or 58.8% from 2009 to 2010. The decrease in periodically recurring capital expenditures of $7,604 primarily reflects decreased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $8,198 compared to 2009 as this program was primarily completed as of the end of the third quarter of 2010 offset somewhat by increased leasehold improvements of $301 primarily related to the timing of new leases at mixed-use retail communities in 2010. The increase in annually recurring capital expenditures of $589 reflects the general timing of capital expenditures between periods, specifically increased roofing, paving and other exterior improvements in 2010.

Fully stabilized communities

Rental and other revenues increased $45 or 0.1% from 2009 to 2010. This increase resulted from a 1.7% decrease in the average monthly rental rate per apartment unit, offset by a 1.4% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $1,001 between periods. Average economic occupancy increased from 94.4% in 2009 to 95.8% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $844 in 2010. Other property revenues increased $202. Average occupancy levels were modestly higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects that rental revenues will decline on a year over year basis in 2010 (but at a lower rate). New leases are turning over at higher market rental rates since mid 2010, but not at a sufficient level to overcome the year-over-year rental declines imbedded in the rent roll. See the “Outlook” section below for an additional discussion of trends for 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $99 or 0.4% from 2009 to 2010. This decrease was primarily due to decreased building repairs and maintenance of $419, or 11.1%, decreased insurance expenses of $261 or 27.3% and decreased advertising and promotion expenses of $160 or 15.2%, offset by increased personnel expenses of $222 or 3.9% and increased utility expenses of $569 or 15.9%. Building repairs and maintenance decreased primarily due to lower turnover expenses as the communities have been operating at higher occupancies and generally lower repair expenses between years. Insurance expenses decreased primarily due to somewhat lower premium costs in 2010 as well as more favorable estimated claims expense under the Company’s insurance program. Advertising and promotion expenses decreased primarily due to lower internet promotional expenses. Personnel expenses increased due to increased bonus accruals as property operating results met or exceeded targeted performance and somewhat higher health insurance costs. Utility expenses increased due to increased water and sewer rates in certain markets and somewhat higher electric expenses due, in part, to the unusually hot weather conditions in the summer of 2010.

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

The Operating Partnership reported a net loss attributable to common unitholders of $17,008 for the nine months ended September 30, 2010 compared to a net loss attributable to common unitholders of $66 for the nine months ended September 30, 2009. The Company reported a net loss attributable to common shareholders of $16,948 for the nine months ended September 30, 2010 compared to a net loss attributable to common unitholders of $66 for the nine months ended September 30, 2009. As discussed below, the increased losses between periods primarily reflects the lack of gains on sales of apartments in 2010 compared to $79,366 of gains in 2009, offset by lower non-cash impairment charges of $35,734 between years, net debt extinguishment gains in 2010 of $26,441 from the distribution of certain condominium liabilities (including the construction indebtedness) at fair value and the subsequent extinguishment of the construction indebtedness (see below for further discussion) and due to somewhat higher net operating income in 2010, primarily from lease-up communities.

Rental and other revenues from property operations increased $5,209 or 2.5% from 2009 to 2010 primarily due to increased revenues of $2,393 or 29.0% from communities that achieved full stabilization in 2009 and increased revenue from development, rehabilitation and lease-up communities of $8,204, offset by decreased revenues from fully stabilized communities of $4,536 or 2.5% and decreased revenues from other property segments of $724 or 4.4%. The revenue increase from communities that achieved full stabilization in 2009 reflects three communities that were fully stabilized for 2010 compared to the communities being in lease-up and under rehabilitation for part of 2009. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of four communities in 2009 and into 2010. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from other property segments primarily reflects decreased revenue of $541 from the Company’s furnished apartment rental business due to slower leasing activities resulting from weak economic conditions.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,100 or 1.1% from 2009 to 2010 primarily due to increases from development and lease-up communities of $2,883 or 90.6%, offset by decreased expenses in other property segments, including corporate property management expenses, of $1,590 or 8.8%. The expense increase from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

development and lease-up communities reflects the continued lease-up of three communities from late 2009 into 2010 and the impact of increased property tax expenses associated with the increased assessed values of such communities. The decrease from other property segments reflects the impact of workforce and expense reductions in the Company’s furnished apartment rental business and in corporate property management expenses that were completed in the second half of 2009.

For the nine months ended September 30, 2010, there were no sales of apartment communities. For the nine months ended September 30, 2009, gains on real estate assets in discontinued operations included a gain of $79,366 from the sales of three apartment communities, containing 1,328 apartment units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the nine months ended September 30, 2010 and 2009, net gains on sales of real estate assets from condominium sales activities in continuing operations were $2,319 and $1,041, respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of 36 units at the Austin Condominium Project that began closing units in the second quarter of 2010 (see the related discussion further below regarding impairment charges related to this asset recorded in the second quarter of 2010) as well as the sales of nine units at condominium conversion communities in 2010 at higher profit margins than in 2009 as the Company sold its remaining completed condominium conversion units, the true up of condominium costs and margins on the final unit sales, as well as additional income recognized from the reduction of estimated warranty costs on units sold in prior years. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two remaining condominium communities.

Depreciation expense increased $1,349 or 2.5% from 2009 to 2010, primarily due to increased depreciation of $4,240 related to development and lease-up communities as apartment units were placed in service in 2009 and into 2010, offset by reduced depreciation of $2,974 at fully stabilized communities primarily due to the prior year recognition of accelerated depreciation of $3,901 related to the change in the useful lives of certain assets retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses increased $305, or 2.5%, from 2009 to 2010 primarily as a result of $567 of additional legal expenses in 2010 primarily related to property litigation associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities (see footnote 12 to the consolidated financial statements), as well as the timing of technology consulting and other administrative expenses between years. These increases were partially offset by reduced personnel costs of approximately $583 resulting from workforce reductions and a management reorganization in the fourth quarter of 2009.

Investment and development expenses decreased $1,037 or 35.9% from 2009 to 2010. In 2010, the Company’s development personnel and other costs decreased $3,844 over 2009, as the Company reduced headcount and associated costs throughout 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $2,807 of decreased capitalization of development personnel in 2010 as development communities were completed. As a result of cost reduction efforts and the start of one additional development project in the second half of 2010, the Company expects net investment and development expenses to be somewhat lower for the full year of 2010, compared to 2009.

Other investment costs decreased $168 or 8.4% from 2009 to 2010. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2010 primarily reflects the timing of adjustments to real estate tax accruals to actual amounts during the periods.

Impairment, severance and other charges in 2010 included non-cash impairment charges of $34,691 associated with the Company’s Austin Condominium Project and $400 associated with a land parcel in Tampa, Florida. See the “Operations Overview” section above for a further discussion of the condominium impairment charges. The $400 impairment charge reflected the write-down of the land parcel to fair value upon its classification as held for sale in the second quarter. Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its investment capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

non-cash impairment charges. The Company also recorded $391 in severance charges in 2009 primarily related to the elimination of certain investment and development positions.

Interest expense included in continuing operations decreased $577 or 1.5% from 2009 to 2010 primarily due to decreased interest costs associated with lower average debt levels in 2010, offset somewhat by reduced interest capitalization in 2010. Lower average debt levels resulted from debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Reduced interest capitalization on the Company’s development projects of $3,388 between periods primarily related to the reduced interest capitalization on three apartment development projects that were substantially complete in late 2009. Interest expense included in discontinued operations decreased from $777 in 2009 to $0 in 2010 as the Company currently does not have any communities classified as held for sale in 2010 compared to three communities held for sale or sold in 2009. The Company expects interest expense for the full year of 2010 to be higher than in 2009 due to the cessation of interest capitalization on the apartment development projects discussed above, as well as the cessation of interest capitalization on the Company’s two condominium projects as they deliver completed units in the second half of 2010.

Equity in income of unconsolidated real estate entities increased from a loss of $74,577 in 2009 to income of $18,554 in 2010. The increase was primarily due to the residential portion of a mixed-use development in Atlanta, Georgia, consisting of 129 luxury condominium units, sponsored by the Company and its partner that was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. In addition, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for aggregate consideration of $49,793. Subsequent to its acquisition of the residential loans, and in exchange for the release of the guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. These transactions resulted in a gain of $23,596, net of transaction expenses and income taxes, related to the distribution at fair value and subsequent extinguishment of the construction indebtedness, partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value (see note 3 to the consolidated financial statements). The equity loss in 2009 was primarily due to a non-cash impairment charge of $74,733 to write down the same project to its fair value in that period (see note 3 to the consolidated financial statements).

For the nine months ended September 30, 2010 and 2009, other income (expense) included estimated state franchise taxes. For 2010, other income (expense) included income of $168 related to a technology investment. For 2009, other income (expense) also included non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 that became ineffective under generally accepted accounting principles in that period, $582 related to a reduction in estimated costs associated with the hurricane damage sustained in 2008, offset by inspection expenses related to the Company’s exterior remediation program.

The net gain on early extinguishment of indebtedness of $2,845, net of transaction expenses and income taxes, in 2010 reflects the early extinguishment of construction indebtedness secured by a land parcel and related infrastructure located adjacent to the Atlanta Condominium Project (see discussion above regarding equity in earnings from unconsolidated entities). The net gain on early extinguishment of indebtedness of $819 in 2009 reflects net gains of $3,445 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount, offset by net extinguishment losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement.

Annually recurring and periodically recurring capital expenditures from continuing operations decreased $13,696 or 37.5% from 2009 to 2010. The decrease in periodically recurring capital expenditures of $14,168 primarily reflects decreased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2009 (approximately $2,180), decreased capital expenditures of $11,072 compared to 2009 related to the Company’s exterior remediation program at several communities as this program was primarily completed as of the end of the third quarter of 2010, as well as decreased leasehold improvements of $414 primarily relating to the timing of new leases at mixed-use retail communities in 2009. The increase in annually recurring capital expenditures of $472 primarily reflects the timing of increased paving, landscape, siding, fire systems and other expenditures in 2010, offset by a decrease of $745 related to roofing expenditures in 2009.

Fully stabilized communities

Rental and other revenues decreased $4,536 or 2.5% from 2009 to 2010. This decrease resulted from a 4.6% decrease in the average monthly rental rate per apartment unit, offset by a 1.5% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $8,365 between periods. Average

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

economic occupancy increased from 93.8% in 2009 to 95.3% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $3,096 in 2010. Other property revenues increased $733 due primarily to lower net concessions of $421 and somewhat higher utility reimbursements. Average occupancy levels were modestly higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects that rental revenues will decline on a year over year basis in 2010 (but at a lower rate). New leases are turning over at higher market rental rates since mid 2010, but not at a sufficient level to overcome the year-over-year rental declines imbedded in the rent roll. See the “Outlook” section below for an additional discussion of trends for 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $110 or 0.1% from 2009 to 2010. This increase was primarily due to increased personnel expenses of $641 or 3.8%, increased utility expenses of $863 or 8.7%, offset by decreased property tax expense of $613 or 2.5%, decreased advertising and promotion expenses of $433 or 15.3% and decreased insurance expenses of $315 or 10.5%. Personnel expenses increased due to increased bonus accruals as property operating results met or exceeded targeted performance, overtime costs associated with snow removal in Washington D.C. and somewhat higher health insurance costs. Utility expenses increased due to increased water and sewer rates in certain markets and somewhat higher electric expenses due, in part, to the unusually hot weather conditions in the summer of 2010. Property tax expenses decreased due to favorable settlements of prior period tax appeals as well as lower tax accruals in 2010 resulting from lower assessed values achieved through prior and current year appeals. Insurance expenses decreased primarily due to somewhat lower premium costs in 2010 as well as more favorable estimated claims expenses under the Company’s insurance program. Advertising and promotion expenses decreased primarily due to lower internet promotional expenses.

Discontinued operations

In accordance with ASC Topic 360, the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations for all periods presented.

There were no apartment communities classified as held for sale as of September 30, 2010. For the three and nine months ended September 30, 2009, income from discontinued operations included the results of operations of three apartment communities sold in 2009 through their sale dates. The revenues and expenses of these communities for the three and nine months ended September 30, 2009 were as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues
Rental	$492	$7,955
Other property revenues	56	510

Total revenues	548	8,465

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	257	2,816
Interest	54	777

Total expenses	311	3,593

Income from discontinued property operations	$237	$4,872

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

Outlook

The Company’s outlook for the remainder of 2010 is based on its expectation that the recent improvement in the U.S. economy has modestly improved demand for multi-family apartments in the Company’s markets. Conversely, unemployment continues to be high and any recovery in employment during the remainder of 2010 is expected to be modest. The Company believes that this modest improvement in demand, coupled with a moderating new supply of multi-family apartments, has contributed to improving multi-family apartment fundamentals during 2010 and to a modest increase in same store revenues during the third quarter of 2010, compared to the prior year. The Company currently expects this trend will continue into the fourth quarter of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

2010. Notwithstanding, the Company believes that if the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

Rental and other revenues, operating expenses and net operating income from fully stabilized (same store) communities are each expected to increase modestly in the fourth quarter of 2010, compared to the prior year. Management also expects net operating income from lease-up communities to increase modestly during the fourth quarter of 2010, as the communities continue their lease-up through the end of 2010.

Management expects that interest expense will increase moderately in the fourth quarter of 2010, as compared to the third quarter of 2010, due primarily to decreased interest capitalization resulting from the completion of the two remaining condominium development projects, offset by increased interest capitalization from the development of the second phase of Post Carlyle™, as well as increased interest expense from the October 2010 $150,000 senior unsecured notes offering. In the interim, a substantial portion of the proceeds of that public debt offering were invested in cash and cash equivalents until they are utilized to repay $100,505 of senior unsecured notes maturing in late December 2010.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, will be relatively flat in the fourth quarter of 2010, as compared to the third quarter of 2010.

For the remainder of 2010, the Company does not expect to sell any additional apartment communities. The Company began closing unit sales at its Austin Condominium Project in the second quarter of 2010, which it expects will continue in the fourth quarter of 2010. The Company also expects to open the Atlanta Condominium Project in November 2010, and as a result of the transactions discussed in the “Operations Overview” section above, may now enter into sales contracts with prospective buyers. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities in the fourth quarter of 2010 if gross profits from condominium sales are not sufficient to cover the expensed marketing, sales and carrying costs of the communities.

Liquidity and capital resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $71,243 for the nine months ended September 30, 2009 to $71,475 for the nine months ended September 30, 2010 primarily due to increased property operating income in 2010 from development and lease-up communities and communities stabilized in 2009, offset by reduced property net operating income in 2010 from fully stabilized communities and communities sold in 2009. The Company expects cash flows from operating activities to be modestly lower to relatively consistent with 2009 primarily driven by lower anticipated net operating income from the Company’s fully stabilized communities, higher interest expense and carrying costs from the Company’s lease-up communities and completed luxury condominium communities, the dilutive impact of 2009 asset sales, largely offset by decreases in general and administrative, investment group and property management overhead expenses and increased net operating income from lease-up communities and communities stabilized in 2009.

Net cash flows from investing activities changed from $3,316 of net cash provided by investing activities in 2009 to $20,857 of net cash used in investing activities in 2010 primarily due to reduced construction and development expenditures as apartment development projects were completed in late 2009 and early 2010, reduced capital expenditures associated with the completion of two rehabilitation projects in 2009 and reduced spending on the Company’s exterior remediation program in 2010 as that project was substantially completed, offset somewhat by decreased proceeds from sales of real estate assets due to the sale of three apartment communities in 2009. For the full year of 2010, the Company expects to continue to incur capital expenditures to complete condominium projects under development and the development of one apartment community started in the second half of 2010. The Company does not currently expect to sell any apartment communities in 2010.

Net cash flows used in financing activities increased from $26,533 for the nine months ended September 30, 2009 to $55,610 for the nine months ended September 30, 2010 primarily due to proceeds of $68,018 from the Company’s equity offering completed in 2009 partially offset by higher net debt repayments in 2009. In 2009, the Company’s net repayments of debt were a result of refinancing activities and efforts to reduce aggregate debt levels. For the remainder of 2010, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds, if any, from the Company’s continuing condominium sales and its at-the-market equity offering of common stock (discussed below), due principally to the October 2010 public debt offering and to funding on-going development expenditures.

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

For the nine months ended September 30, 2010, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $11,434).

For 2010, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures (excluding the cost of the exterior remediation project of $11,434 in 2010) to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments and any remaining expenditures expected to be incurred in connection with the exterior remediation project in 2010. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s unsecured revolving lines of credit as of October 29, 2010 (discussed below) was created primarily through proceeds from the Company’s public debt offering in October 2010, and historically, from the Company’s asset sales program, from new secured mortgage financings in 2009, and from the proceeds of an equity offering in the second half of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, through possible proceeds from the Company’s at-the-market common equity sale program and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes and availability under its unsecured revolving lines of credit as a means of funding its development and acquisition activities. Total net sales proceeds from operating community, land and condominium sales for the nine months ended September 30, 2010 and for the full year of 2009 were $49,395 and $170,777, respectively. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of September 30, 2010, the Company had no apartment communities held for sale and currently does not expect to sell any apartment communities in 2010. In the fourth quarter of 2010, the Company expects to generate additional net sales proceeds from the closings of condominium units at the Austin Condominium Project. Additionally, the Atlanta Condominium Project is expected to open in November 2010.

The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing available cash and cash equivalents, borrowing capacity under its unsecured revolving lines of credit and proceeds from on-going condominium sales.

During the first quarter of 2010, the Company executed an amendment to its syndicated line of credit agreement. This amendment modified the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. This amendment also reduced the amount of available borrowing capacity under the agreement from $600,000 to $400,000. In addition, the Company exercised its extension option in accordance with the terms of the agreement for an additional one-year period, to April 2011. The other terms and conditions of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the agreement remained unchanged (see footnote 4 to the consolidated financial statements). The Company also amended its $30,000 cash management line of credit to extend the maturity date to April 2011. Under this amendment, the interest rate relating to the cash management line was increased to LIBOR plus 2.50%. The cash management line of credit, as amended, carries other terms, including covenants and defaults, that are substantially consistent with the amended syndicated line of credit discussed above. In connection with these amendments, the Company paid fees and expenses of $860. The Company currently expects to refinance its credit agreement prior to the maturity of the existing facility. The Company may further reduce its available borrowing capacity consistent with its expected future business plans and liquidity requirements, although there are no assurances that it will do so.

In October 2010, the Company completed its public offering of $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The Company used a portion of the net proceeds from this offering to fully repay amounts outstanding under its revolving credit facilities. The Company intends to use the remaining net proceeds to repay its outstanding $100,505 of 7.70% senior notes that mature in December 2010, and for general corporate purposes.

As of October 29, 2010, the Company had cash and cash equivalents of approximately $116,000. Additionally, the Company had no borrowings and $2,215 of outstanding letters of credit under its $430,000 combined unsecured revolving line of credit facilities. As discussed above in connection with the amendment, the unsecured revolving lines of credit mature in April 2011. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at September 30, 2010.

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

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including (among others) market conditions, the trading price of the Company’s common stock, and the potential use of proceeds. No shares were issued under this program during the third quarter of 2010. For the nine months ended September 30, 2010, the Company sold 41 shares for proceeds of $1,121, net of underwriter commissions paid of $23. There can be no assurance that the Company will sell additional common shares under this program.

Stock and debt repurchase programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. There were no shares repurchased in 2009. For the three and nine months ended September 30, 2010, the Company repurchased preferred stock with a liquidation value of approximately $75 and $2,037, respectively, under a Rule 10b5-1 plan.

The Company’s board of directors also authorized the Company’s management to explore repurchases of indebtedness. There were no repurchases of debt in the first nine months of 2010.

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

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
New community development and acquisition activity (1)	$8,128	$26,047	$38,076	$112,554
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	217	251	269	3,754
Other community additions and improvements (3) (6)	1,861	9,467	13,792	28,004
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,059	2,492	9,028	8,799
Corporate additions and improvements	95	48	541	174

	$13,360	$38,305	$61,706	$153,285

Other Data
Capitalized interest	$1,498	$3,183	$6,392	$9,780

Capitalized development and associated costs (5)	$174	$766	$458	$3,265

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes $780 and $8,978 for the three months and $11,434 and $22,506 for the nine months ended September 30, 2010 and 2009, respectively, of periodically recurring capital expenditures related to the Company’s exterior remediation project.

Current communities under development and lease-up

At September 30, 2010, the Company had one community containing 396 apartment units in lease-up as well as one community under development with a total of 344 planned units. These communities are summarized in the table below ($ in millions). In addition, the Company also recently completed its lease-up of Post West Austin™, a 329-unit community in Austin, Texas and Post Sierra at Frisco Bridges™, a 268-unit community in Dallas, Texas.

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Total Cost	Costs Incurred as of 09/30/10	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)	Percent Leased (2)

Post Park®	Wash. DC	396	1,700	$84.7	$81.9	2Q 2009	4Q 2010	321	81%
Post Carlyle Square™ - Phase II	Wash. DC	344	-	95.0	13.2	2Q 2012	4Q 2013	-	-

Total		740	1,700	$179.7	$95.1			321

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	As of October 29, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Also, at September 30, 2010, the Company was completing construction of 277 for-sale condominium homes in two communities. The Four Seasons Private Residences, Austin (the “Austin Condominium Project”) consists of 148 homes, of which 33 homes were under contract and 42 units closed as of October 29, 2010. As of September 30, 2010, the Company had incurred $134,923 of construction costs for the project and expects total estimated construction costs to be approximately $140,000 upon completion (both excluding the impairment charge discussed below). This project began delivering and closing sales of condominium units during the second quarter of 2010. The Company’s other condominium project, The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consists of 129 homes. There were 5 units under contract at the Atlanta Condominium Project at October 29, 2010. As of September 30, 2010, this project had incurred $107,952 of construction costs, and the Company expects total estimated construction costs to be approximately $112,000 upon completion (both excluding impairment charges discussed below). (See “Operations Overview” above where discussed further.) Units “under contract” listed above include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects when units become available for delivery and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

In the second quarter of 2010, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $34,691 to write the Austin Condominium Project down to its estimated fair value. In the third quarter of 2010, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $5,492 to record the Atlanta Condominium Project asset distributed to the Company at fair value. In the second quarter of 2009, the Company recognized a net non-cash impairment charge discussed previously in “Operations Overview,” of approximately $68,219, including the write-off of the Company’s invested capital and net of amounts allocable to the noncontrolling interests, to write the Atlanta Condominium Project down to its estimated fair value.

In 2010, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia. The second phase of Post Carlyle Square™ is planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000. The Company expects to initially fund future estimated construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit and utilizing net proceeds from on-going condominium sales.

At present, management believes that the timing of other future development starts, which may occur as early as 2011, will depend largely on a favorable outlook of apartment market and capital market conditions and the U.S. economy, improving employment conditions in the Company’s markets and the availability of construction loan or other financing. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Inflation

Substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company's lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company's policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders	$21,670	$50,226	$(16,948)	$(66)
Noncontrolling interests - Operating Partnership	76	248	(60)	-
Depreciation on consolidated real estate assets	18,167	18,284	54,349	52,862
Depreciation on real estate assets held in unconsolidated entities	356	352	1,065	1,052
Gains on sales of apartment communities	-	(54,624)	-	(79,366)
Gains on sales of condominiums	(1,184)	(1,069)	(2,319)	(1,041)
Incremental gains (losses) on condominium sales (1)	1,184	440	2,057	(1,632)

Funds (deficit) from operations available to common shareholders and unitholders (2)	$40,269	$13,857	$38,144	$(28,191)

Weighted average shares outstanding - basic	48,747	44,446	48,652	44,366
Weighted average shares and units outstanding - basic	48,918	44,645	48,824	44,578
Weighted average shares outstanding - diluted (3)	48,882	44,485	48,785	44,366
Weighted average shares and units outstanding - diluted (3)	49,053	44,684	48,957	44,578

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

(2)

FFO for the three and nine months ended September 30, 2010 included non-cash impairment charges of $5,492 and $40,583, respectively. FFO for the three and nine months ended September 30, 2010 included net debt extinguishment gains of $26,441. FFO for the nine months ended September 30, 2009 included $819 of net gains on extinguishment of indebtedness. FFO for the nine months ended September 30, 2009 included non-cash impairment charges of $76,317.

(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 39 for the three months ended September 30, 2009 and 134 and 0 for the nine months ended September 30, 2010 and 2009, respectively. These dilutive securities were antidilutive to the computation of income (loss) per share, as the Company reported a loss from continuing operations for these periods under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 212 and 226 for the three months and 204 and 215 for the nine months ended September 30, 2010 and 2009, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2010, the Company had $30,000 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2010, would increase or decrease by approximately $300 on an annualized basis.

The Company had no outstanding derivative financial instruments at September 30, 2010. Additionally, there were no material changes in outstanding fixed or variable rate debt arrangements for the three and nine months ended September 30, 2010, except for the changes to the Company’s unsecured revolving lines of credit and the retirement of $77,470 of a variable rate construction indebtedness as discussed in footnotes 2 and 4 to the consolidated financial statements and above under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

($ in thousands)

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company moved the Court for a finding of entitlement of an award of the Company’s costs, expenses and attorney’s fees incurred in defending the action. The Company requested the briefing to determine the amount to which the Company is entitled be scheduled after the finding of entitlement, and the Court agreed. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

In September 2008, the Company and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s and Federal’s Pentagon Row project without first giving the Company and Federal the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the court issued a final order ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to the Company and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court to appeal the trial court’s finding, and on November 1, 2010, the Virginia Supreme Court denied Vornado’s petition.

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

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2010 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010
July 31, 2010 (2)	3,001	$23.85	3,001	$197,981
August 1, 2010
August 31, 2010	-	-	-	$197,981
September 1, 2010
September 30, 2010	-	-	-	$197,981

Total	3,001	$23.85	3,001	$197,981

(1)

In the fourth quarter of 2008, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2010.

(2)	Total shares repurchased includes 3,001 of Series B Cumulative Redeemable Shares at an average price per share of $23.85.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(g)		Form of Note for 4.75% Notes Due 2017
10.1		Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as exhibit to the Current Report on Form 8-K of the Registrants filed on October 18, 2010 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 8, 2010	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2010	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2010	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 8, 2010	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2010	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2010	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(g)		Form of Note for 4.75% Notes Due 2017
10.1		Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank
11.1(h)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as exhibit to the Current Report on Form 8-K of the Registrants filed on October 18, 2010 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and is incorporated herein by reference.