Form 10-K
period 2010-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2011-03-01
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2010 was approximately $1,082,983,033. As of February 15, 2011, there were 49,227,186 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc.’s 2011 Proxy Statement in connection with its Annual Meeting of Shareholders.

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2010, the Company had interests in 20,505 apartment units in 56 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 642 apartment units at two communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 597 employees, 16 of whom are parties to a collective bargaining agreement.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2010, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.7% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

Post Properties, Inc.	1
Post Apartment Homes, L.P.

distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership owns and sells for-sale condominium homes and provides other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

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

Investment, Disposition and Acquisition Strategy

The Company’s investment, disposition and acquisition strategy is aimed to achieve a real estate portfolio that has uniformly high quality, low average age properties and cash flow diversification. The Company’s plans to achieve its objectives have included reducing its asset concentration in Atlanta, Georgia, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in apartment communities in a particular market.

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

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast and the mid-Atlantic markets and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in nine markets as of December 31, 2010; however, the Company also holds land for future investment in Raleigh, North Carolina.

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

Post® Brand Name Strategy

The Post® brand name has been cultivated for 40 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

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

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy has been to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives have included generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25%, and maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2010, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets, and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

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

Post Properties, Inc.	3
Post Apartment Homes, L.P.

•

Fully stabilized communities - those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year - communities which reached stabilized occupancy in the prior year.

•

Development and lease-up communities - those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities - those portions of existing apartment communities converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under ASC Topic 360, “Property, Plant and Equipment” (see note 1 to the consolidated financial statements).

•	Acquired communities - those communities acquired in the current or prior year.

A summary of segment operating results for 2010, 2009 and 2008 is included in note 14 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2006 through December 31, 2010, the Company and its affiliates have developed and completed 2,174 apartment units in seven apartment communities and sold 13 apartment communities containing an aggregate of 4,567 apartment units (excluding a joint venture interest in three apartment communities consisting of 1,202 units). During the same period, the Company acquired four apartment communities containing 1,019 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2010		2009		2008		2007		2006
Units developed and completed	396		1,032		307		439		-
Units acquired	-		-		-		350		669	(7)
Units sold	-		(1,325)	(2)	(1,093)		(807)	(5)	(1,342)	(8)
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	19,863	(1)	19,467	(3)	19,760	(4)	20,546	(6)	20,564	(9)
Total revenues from continuing operations (in thousands)	$285,138		$276,323		$281,940		$277,324		$262,324

(1)	Excludes 642 units currently under development at December 31, 2010.
(2)	Includes a net increase of three apartment units to reflect the addition of three apartment units.
(3)	Excludes 396 units currently under development at December 31, 2009.
(4)	Excludes 994 units under development and 435 units in lease-up at December 31, 2008.
(5)	Excludes 1,202 units in three apartment communities that were converted to joint venture ownership where the Company retained a 25% ownership interest.
(6)	Excludes 1,937 units under development or in lease-up at December 31, 2007.
(7)	Excludes 150 units in lease-up, as the community was undergoing renovation upon purchase.
(8)	Includes a net reduction of two apartment units to reflect the addition of four apartment units at one community and a reduction of six apartment units at another community to facilitate an expansion.
(9)	Excludes 1,181 apartment units under development or in lease-up at December 31, 2006.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2010, the Company had 642 apartment units at two communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Total Cost	Costs Incurred as of 12/31/10	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)
Post Carlyle Square™—Phase II	Wash. DC	344	-	$95.0	$20.0	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	5.0	3Q 2012	4Q 2013

Total		642	8,555	$136.7	$25.0

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

During 2010, Post Sierra at Frisco Bridges™ in Dallas, Texas, Post West Austin™ in Austin, Texas and Post Park® in Hyattsville, Maryland achieved stabilized apartment occupancy.

Also, at December 31, 2010, the Company had substantially completed construction and was selling for-sale condominium homes in two communities. The Four Seasons Private Residences, Austin (the “Austin Condominium Project”) consists of 148 homes, of which 13 homes were under contract and 56 units were closed as of February 15, 2011. As of December 31, 2010, the Company had incurred $137,727 of construction costs for the project and expects total estimated construction costs to be approximately $140,000 upon completion (both excluding the impairment charge discussed below). This project began delivering and closing sales of condominium units during the second quarter of 2010. The Company’s other condominium project, The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consists of 129 homes. There were 9 units under contract and 4 units were closed at the Atlanta Condominium Project at February 15, 2011. As of December 31, 2010, this project had incurred $108,427 of construction costs, and the Company expects total estimated construction costs to be approximately $112,000 upon completion (both excluding impairment charges discussed below). Units “under contract” listed above include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects when units become available for delivery and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close. The Company has recognized impairment charges in 2009 and 2010 to write-down the Company’s investments in these two properties to their estimated fair value. These impairment charges are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

In addition, the Company expects to commence development activities at several of its existing land sites in 2011. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which it believes will favorably influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

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

Post Properties, Inc.	5
Post Apartment Homes, L.P.

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

In recent years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership is entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company and the Operating Partnership filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

Post Properties, Inc.	6
Post Apartment Homes, L.P.

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

Post Properties, Inc.	7
Post Apartment Homes, L.P.

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

ITEM 1A.	RISK FACTORS (In thousands, except per share amounts)

The following risk factors apply to the Company and the Operating Partnership. All indebtedness described in the risk factors has been incurred by the Operating Partnership or one of its subsidiaries.

Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. A lack of economic growth may have a disproportionate impact on the Company as discussed above. In general, factors that may adversely affect market and economic conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;
•	local conditions, such as oversupply of, or reduced demand for, apartment homes;
•	declines in household formation;
•	favorable residential mortgage rates;
•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and
•	competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors would adversely affect the Company’s ability to achieve desired operating results from its communities.

Post Properties, Inc.	8
Post Apartment Homes, L.P.

Development and construction risks could impact the Company’s profitability.

The Company may develop and construct apartment communities. The Company recently announced the development of its Post South Lamar™ apartment community in Austin, Texas and a second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

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

At December 31, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in fewer markets. The Company is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Economic slowdowns in the U.S. and declines in the condominium and single family housing markets may negatively affect the Company’s financial condition and results of operations.

There was a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. Although the real estate development industry and the U.S. economy showed signs of improvement in 2010, there can be no assurance that market conditions will significantly improve in the near future or that the Company’s

Post Properties, Inc.	9
Post Apartment Homes, L.P.

results will not continue to be materially and adversely affected. Negative trends affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, conditions in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from any economic downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

The excess in for-sale condominiums in the Company’s markets also affects the Company’s profits in its for-sale condominium business. The market for the Company’s for-sale condominium homes depends on an active demand for new for-sale housing and high consumer confidence. Decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes and the number of condominium communities that the Company is able to develop in the future. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets do not significantly improve, the pace of condominium sales and closings could remain slow during 2011.

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

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2010, the Company had outstanding mortgage indebtedness of $647,837 (none of which matures in 2011) and senior unsecured debt of $385,412 (of which $9,637 matures in 2011).

The Company could become more highly leveraged which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25%, and to maintain adequate liquidity through the Company’s unsecured lines of credit. At December 31, 2010, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s

Post Properties, Inc.	10
Post Apartment Homes, L.P.

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

The Company’s senior unsecured debt is rated investment grade by Standard & Poor’s Corporation and Moody’s Investors Service. In determining the Company’s credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Therefore, deterioration in the Company’s operating performance could also cause the Company’s investment grade rating to come under pressure. Standard & Poor’s Ratings Service corporate credit rating on the Company is BBB- with a stable outlook. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 with a stable outlook. There can be no assurance that the Company will be able to maintain its credit ratings or that the Company’s credit ratings will not be lowered or withdrawn in their entirety. A negative change in the Company’s ratings outlook or any downgrade in the Company’s current investment-grade credit ratings by the Company’s rating agencies could adversely affect the Company’s cost and/or access to sources of liquidity and capital. Additionally, a downgrade could, among other things, significantly increase the costs of borrowing under the Company’s unsecured credit lines, adversely impact the Company’s ability to obtain unsecured debt or refinance its unsecured credit lines on competitive terms in the future, or require the Company to take certain actions to support its obligations, any of which would adversely affect the Company’s business and financial condition.

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

Post Properties, Inc.	11
Post Apartment Homes, L.P.

Debt financing may not be available in sufficient amounts, or on favorable terms or at all. As discussed above, the uncertainty in the credit markets may negatively impact the Company’s ability to borrow and refinance existing borrowings at acceptable rates or at all. In addition, if the Company issues additional equity securities through its at-the-market offering program or in one or more registered offerings to finance developments and acquisitions instead of incurring debt, the interests of existing shareholders could be diluted.

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of financing for secured multi-family rental real estate in the United States. The Company utilizes loan programs sponsored by these entities as a key source of capital to finance its growth and its operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the Obama administration pledged to cover unlimited losses through December 31, 2012 for both companies, lifting an earlier cap of $400 billion. Since that time, the chairman of the House Financial Services Committee has called for a new system of housing finance and the elimination of Fannie Mae and Freddie Mac. The House Financial Services Committee has held two hearings on the topic, and Congress scheduled a series of hearings for February and March. On February 11, 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac, and for reforming the system of housing finance. It outlined three possible courses for reform without recommending a specific one: (1) a privatized system of housing finance with the government’s insurance role limited to assistance for narrowly targeted groups of borrowers; (2) a privatized system of housing finance with government assistance limited to narrowly targeted groups of borrowers and as a guarantee mechanism in times of crisis; and (3) a privatized system of housing finance with government assistance limited to low- and moderate-income borrowers and as catastrophic reinsurance behind significant private capital. A decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate.

The Company may not be able to maintain its current dividend level.

The Company pays regular quarterly dividends to holders of shares of its common stock. Commencing with the dividend paid in January 2009, the Company established a quarterly dividend payment rate to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2011. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2011.

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

Future dividend payments by the Company will be paid at the discretion of the board of directors. In evaluating whether to pay any dividends and the level and form of such dividends, the Company anticipates that the board of directors will consider, among other factors, the following:

•

funds from our operations, the Company’s financial condition and capital requirements in light of the current economic climate and the resulting impact on the Company’s business, which may persist in 2011;

•	the annual distribution requirements under the REIT provisions of the Code;
•	the impact of the payment of any special dividend, including any additional shares issued in connection with a special dividend paid in the form of stock;
•	the impact of any additional shares issued in connection with the Company’s at-the-market common equity program; and
•	other factors that the board of directors deems relevant.

There can be no assurance that the current dividend level will be maintained in future periods.

Post Properties, Inc.	12
Post Apartment Homes, L.P.

Sales of existing for-sale (condominium) housing involve unique business risks and challenges.

The Company’s ability to successfully sell existing for-sale housing and sell the units and achieve management’s economic goals in connection with such transaction is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

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

In general, profits realized to date from the Company’s sale of condominium homes have been more volatile than the Company’s core apartment rental operations. In addition, the Company believes that the demand of prospective buyers, the supply and competition from other condominiums and other types of residential housing, and the level of mortgage interest rates and the affordability of housing, among other factors, could have a significant impact on its ability to sell for-sale units and on the sales prices achieved. If the Company is unable to sell for-sale condominium homes, the Company could decide to rent unsold units or could cause a condominium community to revert to a rental apartment community. If these risks were to materialize, it could cause the Company to realize additional impairment losses in future periods and it could cause economic returns that are materially lower than anticipated. In addition, if the Company is unable to sell for-sale units, the expenses and carrying costs associated with the ownership of such units would continue.

Unfavorable changes in for-sale (condominium) housing in the Company’s markets and general economic conditions could adversely affect the profitability of the Company’s newly developed for-sale condominium housing business.

Units in the Company’s The Four Seasons Private Residences luxury condominium project in Austin, Texas, (the “Austin Condominium Project”), and The Ritz-Carlton Residences, Atlanta, Buckhead luxury condominium project, (the “Atlanta Condominium Project”), became available in the second and third quarters of 2010, respectively. As of February 15, 2011, 56 units had closed, 13 units were under contract and 79 units remained available for sale at the Austin Condominium Project and 4 units had closed, 9 units were under contract and 116 units remained available for sale at the Atlanta Condominium Project.

In recent years and continuing presently, there has been a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit standards for home purchases, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. Further, the instability in the global capital markets and a significant decline in economic growth in the U.S. economy in 2008 and 2009 has resulted in a further decline in demand in the for-sale housing markets. There has been continuing pressure on demand, fueled by tighter credit standards for home buyers, which has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes. In addition, if the Company is unable to sell condominium units, the expenses and carrying costs associated with the ownership of such units would continue which could cause the Company to realize losses in future periods. In an effort to reduce its unsold inventory, the Company implemented reduced pricing programs which have also resulted in lower condominium profits for 2009 and 2010.

As a result of these factors, the pace of condominium closings continued to be slow in 2010. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets continue to be weak or deteriorate further, the pace of condominium sales and closings will remain slow during 2011. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. To the extent that condominium pricing pressure continues or worsens or the Company is required to hold unsold units longer than anticipated (requiring the Company to continue to pay on-going carrying costs), the profitability of these projects may be materially adversely affected and it could cause the Company to realize impairment losses in future periods.

The Company’s real estate assets may be subject to impairment charges.

The Company continually evaluates the recoverability of the carrying value of its real estate assets under generally accepted accounting principles. Factors considered in evaluating impairment of the Company’s existing multi-family real

Post Properties, Inc.	13
Post Apartment Homes, L.P.

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

In addition, newly developed for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows), once construction of these assets is complete and units are ready for their intended use. Thus, should the Company’s estimates of discounted future cash flows from completed condominium assets be deemed insufficient to recover the carrying value of those assets in future periods, the Company may be required to recognize future impairment losses on those assets in such periods.

The Company recorded aggregate impairment charges of $34,691 in 2010 to write down the carrying value of its investment in the Austin Condominium Project. The Company also recorded non-cash impairment charges for the year ended December 31, 2010 of $400 associated with a land parcel in Tampa, Florida. The Company recorded aggregate impairment charges of $89,883 in 2010 and 2009 to write-down the carrying value of its investment in the Atlanta Condominium Project, and a parcel of adjacent land. The Company also recorded non-cash impairment charges of approximately $90,558 for the year ended December 31, 2008 related to (1) the cessation of current development activities associated with land parcels in pre-development which were written down to their estimated fair value, (2) the write off of capitalized pursuit costs associated with certain abandoned projects and (3) the write down of additional land held for sale and land held for future investment (including the Company’s interest in an unconsolidated entity that holds land for future investment) to their estimated fair value.

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

Post Properties, Inc.	14
Post Apartment Homes, L.P.

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

Post Properties, Inc.	15
Post Apartment Homes, L.P.

existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Within the past few years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership is entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company and the Operating Partnership filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

Post Properties, Inc.	16
Post Apartment Homes, L.P.

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

When the Company’s residents decide not to renew their leases upon expiration, the Company may not be able to relet their units. Even if the residents do renew or the Company can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because the majority of the Company’s leases are for apartments, they are generally for no more than one year. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. Consequently, the Company’s cash flow and ability to service debt and make distributions to security holders would be reduced.

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

Post Properties, Inc.	17
Post Apartment Homes, L.P.

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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 2,851 were outstanding as of December 31, 2010. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

The Company may experience increased costs arising from health care reform.

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to

Post Properties, Inc.	18
Post Apartment Homes, L.P.

determine at this time what impact the health care reform legislation will have on the Company’s financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for the Company to revise ways in which it provides healthcare and other benefits to its employees. In addition, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2010, the Company owned 55 completed Post® multi-family apartment communities, including five communities held in unconsolidated entities. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	17	6,885	34.7%
Dallas, TX	14	4,500	22.7%
Greater Washington, D.C.	7	2,570	12.9%
Tampa, FL	4	2,111	10.6%
Charlotte, NC	4	1,388	7.0%
Houston, TX	2	837	4.2%
Austin, TX	3	637	3.2%
Orlando, FL	2	598	3.0%
New York, NY	2	337	1.7%

	55	19,863	100.0%

Thirty-five of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 12.3 years. The average economic occupancy rate was 95.3% and 94.0% for the years ended December 31, 2010 and 2009, respectively, and the average monthly rental rate per apartment unit was $1,221 and $1,264, respectively, for the 43 communities stabilized for each of the years ended December 31, 2010 and 2009. See “Selected Financial Information.”

At December 31, 2010, the Company had 642 apartment units at two communities currently under construction.

At December 31, 2010, the Company, through a taxable REIT subsidiary, had substantially completed construction and was selling condominium homes in two ground-up luxury condominium projects consisting of a total of 277 units.

Post Properties, Inc.	19
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/ Year of Substantial Rennovations	No. of Units	December 2010 Average Rental Rates Per Unit	2010 Average Economic Occ. (1)
Atlanta
Buckhead / Brookhaven
Post Alexander™	2008	307	$1,468	95.6%
Post Brookhaven®	1990-1992 (3)	735	910	96.2%
Post Chastain®	1990/2008	558	1,033	94.4%
Post Collier Hills® (2)	1997	396	975	96.2%
Post Gardens®	1998	397	1,105	95.2%
Post Glen®	1997	314	1,078	96.6%
Post Lindbergh® (2)	1998	396	999	96.5%
Post Peachtree Hills®	1992-1994/2009 (3)	300	1,149	94.7%
Post StratfordTM (4)	2000	250	1,084	95.4%
Dunwoody
Post Crossing®	1995	354	1,011	95.8%
Emory Area
Post BriarcliffTM	1999	688	1,071	96.2%
Midtown
Post BiltmoreTM (2)	2002	276	1,141	95.8%
Post ParksideTM	2000	188	1,268	96.3%
Post Renaissance® (4)	1992-1994 (3)	342	967	95.8%
Northwest Atlanta
Post Crest® (2)	1996	410	958	96.3%
Post Riverside®	1998	522	1,336	96.2%
Post SpringTM	2000	452	935	96.9%

Subtotal/Average – Atlanta		6,885	1,069	95.9%

Dallas
North Dallas
Post Addison CircleTM	1998-2000 (3)	1,334	941	94.3%
Post EastsideTM (5)	2008	435	1,043	89.5%
Post Legacy	2000	384	913	95.4%
Post Sierra at Frisco Bridges™ (5)	2009	268	1,029	82.6%
Uptown Dallas
Post AbbeyTM	1996	34	1,676	93.6%
Post Cole’s CornerTM	1998	186	1,023	94.6%
Post GalleryTM	1999	34	2,874	83.8%
Post HeightsTM	1998-1999/2009 (3)	368	1,187	92.8%
Post MeridianTM	1991	133	1,108	95.3%
Post SquareTM	1996	218	1,139	94.3%
Post Uptown VillageTM	1995-2000 (3)	496	916	94.5%
Post VineyardTM	1996	116	993	94.5%
Post VintageTM	1993	160	995	96.0%
Post WorthingtonTM	1993/2008	334	1,279	93.2%

Subtotal/Average – Dallas (5)		4,500	1,038	94.0%

Austin
Post Barton Creek™	1998	160	1,413	95.6%
Post Park Mesa™	1992	148	1,174	95.1%
Post West Austin™ (5)	2009	329	1,281	74.3%

Subtotal/Average – Austin (5)		637	1,289	95.4%

Post Properties, Inc.	20
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/ Year of Substantial Rennovations	No. of Units	December 2010 Average Rental Rates Per Unit	2010 Average Economic Occ. (1)
Houston
Post Midtown Square®	1999-2000 (3)	529	$1,076	93.7%
Post Rice LoftsTM (4)	1998	308	1,340	91.9%

Subtotal/Average – Houston		837	1,173	93.0%

Tampa
Post Bay at Rocky Point™	1997	150	1,220	97.6%
Post Harbour PlaceTM	1999-2002 (3)	578	1,319	97.0%
Post Hyde Park®	1996-2008	467	1,271	96.3%
Post Rocky Point®	1996-1998 (3)	916	1,081	96.7%

Subtotal/Average – Tampa		2,111	1,198	96.8%

Orlando
Post Lake® at Baldwin Park	2004-2007 (3)	350	1,365	96.6%
Post ParksideTM	1999	248	1,275	98.1%

Subtotal/Average – Orlando		598	1,328	97.2%

Charlotte
Post Ballantyne	2004	323	986	95.2%
Post Gateway PlaceTM	2000	436	944	93.8%
Post Park at Phillips Place®	1998	402	1,136	94.4%
Post Uptown PlaceTM	2000	227	953	95.8%

Subtotal/Average – Charlotte		1,388	1,011	94.6%

Washington D.C.
Maryland
Post Fallsgrove	2003	361	1,650	96.1%
Post Park® (5)	2010	396	1,623	58.5%

Virginia
Post Carlyle Square™	2006	205	2,359	95.8%
Post Corners at Trinity Centre	1996	336	1,482	94.6%
Post Pentagon Row TM	2001	504	2,200	95.0%
Post Tysons Corner TM	1990	499	1,599	94.7%

Washington D.C.
Post Massachusetts Avenue TM (2)	2002	269	2,836	97.5%

Subtotal/Average – Washington, D.C. (5)		2,570	1,902	95.6%

New York City
Post Luminaria TM	2002	138	3,647	95.4%
Post Toscana TM	2003	199	3,683	94.3%

Subtotal/Average – New York City		337	3,668	94.8%

Total		19,863	$1,243	95.4%

(1)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(2)	These communities are owned in unconsolidated entities.
(3)	These dates represent the respective completion dates for multiple phases of a community.
(4)	The Company has a leasehold interest in the land underlying these communities.
(5)

During 2010, these communities were in lease-up and not stabilized for the full year. As such, the total average economic occupancy percentages presented for these respective markets do not include these communities.

Post Properties, Inc.	21
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company and the Operating Partnership filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

In September 2008, the Company, the Operating Partnership and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s, the Operating Partnership’s and Federal’s Pentagon Row project without first giving the Company, the Operating Partnership and Federal the opportunity to purchase the fee interest in that land as required by the rights of first offer (“ROFOs”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the trial court issued a final order ruling that Vornado failed to comply with the ROFOs and as a result, breached the contract, and ordered Vornado to sell to the Company, the Operating Partnership and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court to appeal the trial court’s finding, and on November 1, 2010, the Virginia Supreme Court denied Vornado’s petition. On November 22, 2010, pursuant to the terms of the trial court’s final order, the land under Pentagon Row was transferred to the Company, the Operating Partnership and Federal collectively.

The Company and Operating Partnership are involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and the Operating Partnership believes that any resolution of pending proceedings or liability to the Company or the Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company or Operating Partnership’s results of operations or financial position.

ITEM 4.	RESERVED

Post Properties, Inc.	22
Post Apartment Homes, L.P.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2011 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Charles A. Konas	Executive Vice President, Construction and Property Services
S. Jamie Teabo	Executive Vice President, Property Management
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 48 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 45 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-six years. Since October 1997, she has been an Executive Vice President of the Company responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 56 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance. Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007. Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004. Mr. Konas is 52 years old.

S. Jamie Teabo.  Ms. Teabo has been with the Company for twenty-four years. Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities. She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 47 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 52 years old.

Post Properties, Inc.	23
Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share, shares/units and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared
2009
First Quarter	$17.59	$8.99	$0.20
Second Quarter	17.03	9.68	0.20
Third Quarter	20.11	11.75	0.20
Fourth Quarter	20.10	15.12	0.20

2010
First Quarter	$22.31	$16.95	$0.20
Second Quarter	28.63	22.18	0.20
Third Quarter	29.98	21.78	0.20
Fourth Quarter	36.56	28.03	0.20

On February 15, 2011, the Company had 1,447 common shareholders of record and 49,227,186 shares of common stock outstanding.

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

During 2010, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2011, the Operating Partnership had 20 holders of record of Common Units and 171 Common Units outstanding, excluding the 49,227,186 of Common Units owned by the Company.

For each quarter during 2010 and 2009, the Operating Partnership paid a cash distribution, per unit, to holders of Common Units equal in amount to the dividends paid, per share, on the Company’s common stock for such quarter.

During 2010, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2010, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes from time to time until December 31, 2012. Under its previous stock repurchase program which expired on December 31, 2010, the Company repurchased approximately 49,325 shares of preferred stock with a liquidation value of $2,037 at an average price of $40.93 under a Rule 10b5-1 plan in 2010. The Operating Partnership repurchased the same number and amount of preferred units from the Company. The Company did not repurchase any common or preferred stock in the three months ended December 31, 2010.

Information regarding the Company’s equity compensation plans will appear in its proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$268,090	$260,048	$266,204	$262,436	$247,212
Other	17,048	16,275	15,736	14,888	15,112

Total revenues	$285,138	$276,323	$281,940	$277,324	$262,324

Income (loss) from continuing operations (1)	$(6,991)	$(95,727)	$(96,147)	$107,049	$20,280
Income from discontinued operations (2)	-	84,238	87,777	75,900	83,263

Net income (loss)	(6,991)	(11,489)	(8,370)	182,949	103,543
Noncontrolling interests, net	31	8,266	(282)	(4,250)	(2,074)
Dividends to preferred shareholders and redemption costs	(7,547)	(7,637)	(7,637)	(7,637)	(7,637)

Net income (loss) available to common shareholders	$(14,507)	$(10,860)	$(16,289)	$171,062	$93,832

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends) - basic	$(0.30)	$(2.10)	$(2.35)	$2.20	$0.28
Income from discontinued operations - basic	-	1.86	1.98	1.72	1.90
Net income (loss) available to common shareholders - basic	(0.30)	(0.24)	(0.37)	3.92	2.18
Income (loss) from continuing operations (net of preferred dividends) - diluted	$(0.30)	$(2.10)	$(2.35)	$2.18	$0.28
Income from discontinued operations - diluted	-	1.86	1.98	1.69	1.87
Net income (loss) available to common shareholders -diluted	(0.30)	(0.24)	(0.37)	3.87	2.15
Dividends declared	0.80	0.80	1.55	1.80	1.80
Weighted average common shares outstanding - basic	48,483	45,179	44,009	43,491	42,812
Weighted average common shares outstanding - diluted	48,483	45,179	44,009	44,068	43,518

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,734,889	$2,731,911	$2,679,344	$2,677,869	$2,580,092
Real estate, net of accumulated depreciation	2,042,375	2,106,520	2,083,151	2,111,612	2,028,580
Total assets	2,114,779	2,177,429	2,252,655	2,268,141	2,116,647
Total indebtedness	1,033,249	992,760	1,112,913	1,059,066	1,033,779
Total redeemable common units	6,192	3,402	4,410	16,508	32,216
Total equity	967,295	1,016,053	995,850	1,056,323	940,563

OTHER DATA
Cash flow provided by (used in):
Operating activities	$77,111	$69,263	$81,161	$97,644	$94,326
Investing activities	(22,320)	(24,871)	21,727	(27,876)	(104,464)
Financing activities	(46,049)	(106,517)	(38,973)	(61,874)	7,391
Total stabilized communities (at end of period)	55	51	51	54	55
Total stabilized apartment units (at end of period)	19,863	18,435	18,785	19,404	20,019
Average economic occupancy (fully stabilized communities) (3)	95.3%	94.0%	94.4%	94.7%	94.7%

(1)

Income (loss) from continued operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continued operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.2%, 92.8%, 93.5%, 93.9% and 94.0% for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively). Net concessions were $1,842, $2,045, $1,229, $1,150 and $1,255 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Employee discounts were $711, $749, $744, $781 and $765 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$268,090	$260,048	$266,204	$262,436	$247,212
Other	17,048	16,275	15,736	14,888	15,112

Total revenues	$285,138	$276,323	$281,940	$277,324	$262,324

Income (loss) from continuing operations (1)	$(6,991)	$(95,727)	$(96,147)	$107,049	$20,280
Income from discontinued operations (2)	-	84,238	87,777	75,900	83,263

Net income (loss)	(6,991)	(11,489)	(8,370)	182,949	103,543
Noncontrolling interests, net	(20)	8,218	(395)	(1,857)	(257)
Distributions to preferred unitholders and redemption costs	(7,547)	(7,637)	(7,637)	(7,637)	(7,637)

Net income (loss) available to common unitholders	$(14,558)	$(10,908)	$(16,402)	$173,455	$95,649

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions) - basic	$(0.30)	$(2.10)	$(2.35)	$2.20	$0.28
Income from discontinued operations - basic	-	1.86	1.98	1.72	1.90
Net income (loss) available to common unitholders - basic	(0.30)	(0.24)	(0.37)	3.92	2.18
Income (loss) from continuing operations (net of preferred distributions) - diluted	$(0.30)	$(2.10)	$(2.35)	$2.18	$0.28
Income from discontinued operations - diluted	-	1.86	1.98	1.69	1.87
Net income (loss) available to common unitholders - diluted	(0.30)	(0.24)	(0.37)	3.87	2.15
Distributions declared	0.80	0.80	1.55	1.80	1.80
Weighted average common units outstanding - basic	48,655	45,382	44,316	44,101	43,645
Weighted average common units outstanding - diluted	48,655	45,382	44,316	44,678	44,351

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,734,889	$2,731,911	$2,679,344	$2,677,869	$2,580,092
Real estate, net of accumulated depreciation	2,042,375	2,106,520	2,083,151	2,111,612	2,028,580
Total assets	2,114,779	2,177,429	2,252,655	2,268,141	2,116,647
Total indebtedness	1,033,249	992,760	1,112,913	1,059,066	1,033,779
Total redeemable common units	6,192	3,402	4,410	16,508	32,216
Total equity	967,295	1,016,053	995,850	1,056,323	940,563

OTHER DATA
Cash flow provided by (used in):
Operating activities	$77,111	$69,263	$81,161	$97,644	$94,326
Investing activities	(22,320)	(24,871)	21,727	(27,876)	(104,464)
Financing activities	(46,049)	(106,517)	(38,973)	(61,874)	7,391

Total stabilized communities (at end of period)	55	51	51	54	55
Total stabilized apartment units (at end of period)	19,863	18,435	18,785	19,404	20,019
Average economic occupancy (fully stabilized communities) (3)	95.3%	94.0%	94.4%	94.7%	94.7%

(1)

Income (loss) from continued operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continued operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.2%, 92.8%, 93.5%, 93.9% and 94.0% for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively). Net concessions were $1,842, $2,045, $1,229, $1,150 and $1,255 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Employee discounts were $711, $749, $744, $781 and $765 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	26
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2010, the Company had interests in 20,505 apartment units in 56 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 642 apartment units at two communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2010, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common minority interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-K.

Property Operations

In recent years, weak conditions caused by a severe recession in the U.S. economy and high unemployment led to declining rental rates for multi-family apartments, as the Company sought to maintain occupancy at historical levels. While these conditions persisted in 2010, relative improvement in the U.S. economy, employment market and consumer confidence improved demand for multi-family apartments in the Company’s markets as 2010 progressed. This improvement in demand, coupled with a moderating new supply of multi-family apartments, contributed to revenues and net operating income turning positive for the Company’s same store communities in the latter half of 2010. Year-over-year same store revenues and net operating income (“NOI”) increased by 0.9% and 3.6%, respectively, in the second half of 2010, as compared to declines of 3.8% and 6.6% during the first half of 2010. The Company’s operating results for 2010 and its outlook for 2011 are more fully discussed in the “Results of Operations” and “Outlook” sections below. While the U.S. economy has begun to recover, it is in its early stages, and the recovery in employment to date has been modest. The Company’s outlook for 2011 is based on the expectation that economic and employment conditions will continue to improve during 2011. If the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.

Cost Savings Initiatives

During 2008 and 2009, the Company implemented initiatives focused on controlling costs and increasing efficiency in its business. Consistent with those efforts, during the second half of 2009, the Company eliminated six senior management positions and approximately 24 other corporate associate positions. In the aggregate, the Company estimates that cost savings from these eliminations were just under $5,000 on an annual basis, a portion of which was capitalized in prior periods to real estate projects developed by the Company.

Post Properties, Inc.	27
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Asset Sales Activity

At December 31, 2010, the Company did not have any apartment communities being marketed for sale. In 2009, the Company sold three communities containing 1,328 units: two communities located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. These community sales generated aggregate gross proceeds of approximately $149,700. Those proceeds were utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

Development Activity

Since 2008, substantive activities relating to the Company’s pre-development projects had been deferred. In 2010, however, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia. The second phase of Post Carlyle Square™ is planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000. Also, in late 2010, the Company commenced development of its Post South Lamar™ apartment community in Austin, Texas. Post South Lamar™ is planned to consist of 298 apartment units and approximately 8,555 square feet of retail space with a total estimated development cost of approximately $41,700. The Company expects to initially fund estimated future construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit and utilizing net proceeds from on-going condominium sales and its at-the-market common equity sales program.

In addition, the Company expects to commence development activities at several of its existing land sites later in 2011. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which it believes will favorably influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at December 31, 2010, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

During 2010, Post Sierra at Frisco Bridges™ in Dallas, Texas, Post West Austin™ in Austin, Texas and Post Park® in Hyattsville, Maryland achieved stabilized apartment occupancy.

Condominium Activity

The Company has two luxury condominium development projects which began closing sales of completed units in 2010: The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 units. The Company does not expect to further engage in the for-sale condominium business in future periods, other than with respect to completing the sell-out of units at these two projects. The Company’s intention over time is to liquidate its investment in these two condominium projects and to redeploy the invested capital back into its core apartment business.

The Company’s previous expansion into for-sale condominium housing continues to expose the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in this Form 10-K for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will remain challenging in the near term. As described further below, the Company recorded impairment losses during 2009 and 2010 relating to these investments. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and at an adjacent land site. There can be no assurance that additional impairment charges will not be recorded in subsequent periods as described further below.

As of February 15, 2011, the Company had 13 units under contract and 56 units closed at the Austin Condominium Project and had 9 units under contract and 4 units closed at the Atlanta Condominium Project. Units “under contract”

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

As of December 31, 2010, the Company’s investment in these two condominium projects totaled $82,259 as reflected on its consolidated balance sheet.

Impairment analysis – Austin Condominium Project

During the second quarter of 2010, initial deliveries and closings of condominium units at the Austin Condominium Project commenced, at which time the project was classified as “held for sale” for financial reporting purposes. As a result, the Company recorded an impairment charge of $34,691 in the second quarter of 2010 based on the amount by which the carrying value of the project exceeded its estimated fair value. The estimated fair value of the Austin Condominium Project was derived from the present value of the Company’s estimated future cash flows over a projected fifty-four month sell-out period using a 20% discount rate. The Austin Condominium Project is wholly owned by the Company and is unencumbered, and further is classified as “held for sale” for financial reporting purposes as of December 31, 2010.

Impairment analysis – Atlanta Condominium Project

During 2009, the Company observed weak conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive properties in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies imposed tighter restrictions on mortgage lending to condominium projects which the Company believed would adversely impact sales at its luxury condominium developments. As such, in the second quarter of 2009, management revised its expectations regarding the timing and amount of projected future cash flows from the Atlanta Condominium Project, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) to write-down to their estimated fair value the carrying value of the Atlanta Condominium Project, held in an unconsolidated entity at that time, and adjacent land and infrastructure. The estimated fair value of the Atlanta Condominium Project was derived from the present value of the Company’s estimated future cash flows over a projected sixty month sell-out period using a 23% discount rate.

During the third quarter of 2010, the Atlanta Condominium Project was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. As part of the transaction, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for aggregate consideration of $49,793. Subsequent to its acquisition of the residential loans, and in exchange for the release of the non-Company guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. The Atlanta Condominium Project and adjacent land and infrastructure are now wholly owned by the Company and are unencumbered by third party indebtedness, and further the Atlanta Condominium Project is classified as “held for sale” for financial reporting purposes as of December 31, 2010.

The transactions completed in the third quarter of 2010 resulted in a gain of $23,596, net of transaction expenses and income taxes, recognized through the Company’s equity in earnings of unconsolidated entities related to the distribution of the condominium liabilities (including the construction indebtedness) at fair value and related to the extinguishment of the construction indebtedness. The gain was partially offset by an impairment loss of $5,492 recognized through the Company’s equity in earnings of unconsolidated entities related to the distribution of the condominium assets at fair value. The estimated fair value of the Atlanta Condominium Project was derived from the present value of the Company’s estimated future cash flows over a projected sixty month sell-out period using a 22% discount rate, which considered that the project was nearing the sales phase. These transactions also allowed the Company to begin writing sales contracts with prospective buyers. The Company also recognized a debt extinguishment gain of $2,845, net of transaction expenses and income taxes, on related debt associated with the adjacent land.

Risk of future condominium impairment losses

The Company had an independent valuation performed of the Austin Condominium Project and the Atlanta Condominium Project as of December 31, 2010. As a result of that evaluation, the Company determined that no additional impairment

Post Properties, Inc.	29
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

existed as of December 31, 2010. The assumptions used in the valuation models were based on current cash flow projections over the remaining expected selling period using a discount rate of 18%, which reflects the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.3% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2011, expectations regarding future impairment charges, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding compensation cost for stock options, expectations regarding the payment of the licensing fee from proceeds of sales by the Atlanta Condominium Project, the Company’s expected debt levels, expectations regard the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2011 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to execute its 2011 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2011, the Company’s expectations regarding the use of joint venture arrangements to reduce market concentration in certain markets, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the redemption of the Company’s 7-5/8% Series B cumulative redeemable preferred stock, expectations regarding any appeal or the outcome of any such appeal in the ERC matter, expectations regarding the DOJ matter and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of this Form 10-K;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

Post Properties, Inc.	30
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

•	Uncertainties associated with the Company’s real estate development and construction;
•	Uncertainties associated with the timing and amount of apartment community sales;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;
•	The effects of the Company’s leverage on its risk of default and debt service requirements;
•	The impact of a downgrade in the credit rating of the Company’s securities;
•

The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for limited recourse guarantees;

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;
•	The Company’s ability to maintain its current dividend level;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
•

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

•	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;
•	The Company’s ability to succeed in new markets;
•	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;
•

The impact of the Company’s ongoing litigation with the Equal Rights Center (“ERC”) and the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission; and
•	Other factors, including the risk factors discussed in Item 1A of the Form 10-K.

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

Critical Accounting Policies and New Guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there was new accounting guidance issued in 2010 that may have an impact on future reported results. The potential impact of certain new guidance on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and developing, converting and selling for-sale

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

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2010, 2009 and 2008, the Company capitalized interest totaling $6,927, $12,259 and $12,406, respectively. The decline in capitalized interest primarily relates to the substantial completion of four apartment communities and two condominium communities in late 2009 and 2010, offset to a lesser extent by one new development start in the latter half of 2010. The weighted average interest rate used in the calculation of the capitalized interest amounts was 6.3% from 2008 to 2010 and, as a result, was not the primary driver of the changes in interest capitalization discussed above. In 2011, the Company anticipates decreased interest capitalization over 2010 levels due to the completions of prior year developments, offset partially by the start of new developments in the latter half of 2010 and 2011. The average interest rate used in the interest capitalization calculation in 2011 is expected to be slightly lower than in 2010. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. Since 2008, the amount of these costs capitalized to development projects has decreased as the Company completed active developments and did not initiate new starts until the latter half of 2010. During this same time period, the Company reduced development personnel and related costs resulting in lower aggregate expensed development personnel and associated costs. In 2010, 2009 and 2008, the Company capitalized $719, $3,889 and $5,822, respectively, and expensed $2,415, $4,114 and $5,131, respectively, of development personnel and associated costs. The Company expects higher capitalization of development personnel and associated costs to development projects in 2011 due to the expectation of new development starts and higher development cost volumes in 2011. As a result, investment and development expense is expected to be lower in 2011.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At December 31, 2010, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1, 7 and 13 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets and for a further discussion of impairment charges recorded in 2010, 2009 and 2008. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets held for sale are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a total projected cost of approximately $252,000. These projects were substantially completed and began delivering and closing for-sale condominium homes during 2010. See the “Operations Overview” section of this Management’s

Post Properties, Inc.	32
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Discussion and Analysis of Financial Condition and Results of Operations and notes 2, 3 and 7 to the consolidated financial statements for a discussion of the impairment analysis and the charges of $34,691 in 2010 related to the Austin Condominium Project as well as for a discussion of the impairment analysis and the charges of $5,492 and $76,317 (net of noncontrolling interests of $8,074) related to the Atlanta Condominium Project and adjacent land recorded in 2010 and 2009, respectively. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

Under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales at development communities. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues the sell out of two luxury condominium communities in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

For developed condominiums, the Company evaluated the factors and guidance specified in ASC Topic 360-20 to determine the appropriate method of accounting for revenue recognition for its two luxury condominium projects (either the “Percentage of Completion Method” or the “Deposit Method”) in 2010. The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will not revert to a rental project; the aggregate project sale proceeds and costs can be reasonably estimated; and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Based on these factors, the Company determined that revenue recognition at these development communities would be recognized under the Deposit Method, similar to the revenue recognition policy for condominium conversion projects in prior years. This conclusion was based upon the determination that the initial and continuing cash investments received did not meet the requirements of ASC Topic 360-20, the inability to reasonably estimate the project sales proceeds, as well as other factors. Under the Deposit Method, condominium revenues are recognized upon the closing of each sale transaction.

The Company adopted new guidance in ASC Topic 810, “Consolidation” on January 1, 2010. This guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential variable interest entities (“VIEs”). The guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. The guidance also requires enhanced disclosures surrounding VIEs, whether or not they are consolidated by the reporting company, including additional line item captions directly on the statement of financial position. The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

For the year ended December 31, 2010, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 43 communities that were completed and stabilized for all of the current and prior year, (2) three communities that achieved stabilization during 2009, (3) portions of two communities that were being converted into condominiums that are reflected in continuing operations under ASC Topic 360 and (4) four communities that were under development or in lease-up.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits for the years ended December 31, 2010, 2009 and 2008 were approximately $4,838, $7,173 and $3,052, respectively.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2010 and 2009 is summarized as follows:

	Year ended December 31,
	2010	2009	% Change
Rental and other property revenues
Fully stabilized communities (1)	$233,568	$237,105	(1.5)%
Communities stabilized during 2009 (2)	14,288	11,614	23.0%
Development and lease-up communities	15,538	5,072	206.3%
Condominium conversion and other communities (3)	-	131	(100.0)%
Other property segments (4)	20,749	21,329	(2.7)%

	284,143	275,251	3.2%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	96,139	97,352	(1.2)%
Communities stabilized during 2009 (2)	5,545	5,880	(5.7)%
Development and lease-up communities	7,943	4,634	71.4%
Condominium conversion and other communities (3)	-	58	(100.0)%
Other property segments, including corporate management expenses (5)	21,751	23,734	(8.4)%

	131,378	131,658	(0.2)%

Property net operating income (6)	$152,765	$143,593	6.4%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$2,823	$2,813	0.4%
Other	9,849	10,402	(5.3)%

Total	$12,672	$13,215	(4.1)%

Periodically recurring	$16,400	$37,433	(56.2)%

Average apartment units in service	18,116	17,140	5.7%

(1)	Communities which reached stabilization prior to January 1, 2009.
(2)	Communities which reached stabilization in 2009.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $995 and $1,072 for the years ended December 31, 2010 and 2009, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. For the year ended December 31, 2010 and 2009, corporate property management expenses were $9,966 and $10,524, respectively.

Post Properties, Inc.	35
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2010	2009
Fully stabilized community NOI	$137,429	$139,753
Property NOI from other operating segments	15,336	3,840

Consolidated property NOI	152,765	143,593

Add (subtract):
Interest income	841	245
Other revenues	995	1,072
Depreciation	(74,497)	(74,442)
Interest expense	(54,613)	(52,377)
Amortization of deferred financing costs	(2,987)	(3,079)
General and administrative	(16,443)	(16,296)
Investment and development	(2,415)	(4,114)
Other investment costs	(2,417)	(2,107)
Impairment, severance and other charges	(35,091)	(13,507)
Gains on condominium sales activities, net	6,161	3,481
Equity in income (loss) of unconsolidated real estate entities, net	18,739	(74,447)
Other expense, net	(874)	(432)
Net gain (loss) on extinguishment of indebtedness	2,845	(3,317)

Loss from continuing operations	(6,991)	(95,727)
Income from discontinued operations	-	84,238

Net income (loss)	$(6,991)	$(11,489)

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

(8)

A reconciliation of annually recurring and periodically recurring property capital expenditures from continuing operations to total property capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year ended December 31,
	2010	2009
Annually recurring capital expenditures
Continuing operations	$12,672	$13,215
Discontinued operations	-	243

Total annually recurring capital expenditures	$12,672	$13,458

Periodically recurring capital expenditures
Continuing operations	$16,400	$37,433
Discontinued operations	-	44

Total periodically recurring capital expenditures	$16,400	$37,477

Total revenue generating capital expenditures	$665	$4,247

Total property capital expenditures per statements of cash flows	$29,737	$55,182

The Operating Partnership reported a net loss attributable to common unitholders of $14,558 for the year ended December 31, 2010, compared to a net loss attributable to common unitholders of $10,908 for the year ended December 31, 2009. The Company reported a net loss attributable to common shareholders of $14,507 for the year ended December 31, 2010, compared to a net loss attributable to common shareholders of $10,860 for the year ended December 31, 2009. As discussed below, the increased losses between periods primarily reflects the lack of gains on sales of apartments in 2010 compared to $79,366 of gains in 2009, offset by lower non-cash impairment charges (net of amounts allocable noncontrolling interests) of $35,734 between years, net debt extinguishment gains in 2010 of $26,441 from the distribution of certain condominium liabilities (including construction indebtedness) at fair value and the subsequent extinguishment of the construction indebtedness (see below for further discussion) and due to somewhat higher net operating income in 2010, primarily from lease-up communities.

Post Properties, Inc.	36
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations increased $8,892 or 3.2% from 2009 to 2010 primarily due to increased revenues of $2,674 or 23.0% from communities that achieved full stabilization in 2009 and increased revenue from development and lease-up communities of $10,466, offset by decreased revenues from fully stabilized communities of $3,537 or 1.5% and decreased revenues from other property segments of $580 or 2.7%. The revenue increase from communities that achieved full stabilization in 2009 primarily reflects three communities that were fully stabilized for 2010 compared to the communities being in lease-up and under rehabilitation for part of 2009. The revenue increase from development and lease-up communities primarily reflects the lease-up of four communities in 2009 and into 2010. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from other property segments primarily reflects decreased revenue of $718 from the Company’s furnished apartment rental business due to slower leasing activities resulting from weak economic conditions. The expense decrease from fully stabilized communities is discussed below.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $280 or 0.2% from 2009 to 2010 primarily due to increases from development and lease-up communities of $3,309 or 71.4%, offset by decreased expenses in other property segments, including corporate property management expenses, of $1,983 or 8.4% and decreased expenses from fully stabilized communities of $1,213 or 1.2%. The expense increase from development and lease-up communities reflects the continued lease-up of three communities from late 2009 into 2010 and the impact of increased property tax expenses associated with the increased assessed values of such communities. The decrease from other property segments reflects the impact of workforce and expense reductions in the Company’s furnished apartment rental business and in corporate property management expenses that were completed in the second half of 2009. The expense decrease from fully stabilized communities is discussed below.

There were no sales of apartment communities in 2010. In 2009, gains on real estate assets in discontinued operations included gains of $79,366 from the sales of three apartment communities, containing 1,328 apartment units. The Company had no apartment communities being marketed for sale as of December 31, 2010. However, the Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and age of the individual apartment communities sold.

In 2010 and 2009, net gains on sales of real estate assets from condominium sales activities in continuing operations were $6,161 and $3,481, respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of 53 units at the Austin Condominium Project and four units at the Atlanta Condominium Project as these communities began closing units during 2010 (see the related discussion below regarding impairment charges related to these assets recorded in 2010 and 2009). In addition, the Company sold its final nine units at condominium conversion communities in 2010 at higher profit margins than in 2009. These 2010 gains from condominium conversion activities resulted from the true-up of condominium costs and margins on the final unit sales as well as additional income recognized from the reduction of estimated warranty costs on units sold in prior years. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two remaining condominium communities.

Depreciation expense increased $55 from 2009 to 2010, primarily due to increased depreciation of $4,467 related to development and lease-up communities as apartment units were placed in service in 2009 and into 2010, offset by reduced depreciation of $4,063 at fully stabilized communities primarily due to the prior year recognition of accelerated depreciation of $5,204 related to the change in the useful lives of certain assets retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses increased $147, or 0.9%, from 2009 to 2010 primarily as a result of $447 of additional legal expenses in 2010 primarily related to property litigation associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities (see footnote 11 to the consolidated financial statements). These increases were partially offset by reduced net personnel costs and expenses of approximately $188 resulting from workforce reductions and a management reorganization in the fourth quarter of 2009 and reduced income tax consulting expenses in 2010 due to the timing of such expenses between years. The net decrease in personnel costs and expenses of $188 reflects reduced costs of approximately $1,032 offset by increased bonus expenses in 2010 of approximately $844, as the Company exceeded budgeted performance metrics in 2010.

Post Properties, Inc.	37
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Investment and development expenses decreased $1,699 or 41.3% from 2009 to 2010. In 2010, the Company’s development personnel and other costs decreased $4,869 over 2009, as the Company reduced headcount and associated costs throughout 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $3,170 of decreased capitalization of development personnel in 2010 as development communities were completed. As a result of cost reduction efforts and the start of one additional development project in the second half of 2010 and another at the end of 2010, the Company expects net investment and development expenses to be somewhat lower for the full year of 2011, compared to 2010.

Other investment costs increased $310 or 14.7% from 2009 to 2010. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2010 primarily reflects increased maintenance costs and somewhat higher property taxes on certain land parcels.

Impairment, severance and other charges in 2010 included non-cash impairment charges of $34,691 associated with the Company’s Austin Condominium Project and $400 associated with a land parcel in Tampa, Florida. See the “Operations Overview” section above for a further discussion of the condominium impairment charges. The $400 impairment charge reflected the write-down of the land parcel to fair value upon its classification as held for sale in the second quarter. Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its investment capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges. The Company also recorded $4,764 in severance charges in 2009 primarily related to the elimination of certain property management, corporate and investment and development positions, partially offset by income of $915 related to a reduction in estimated costs accrued related to hurricane damage sustained in 2008.

Interest expense included in continuing operations increased $2,236 or 4.3% from 2009 to 2010 primarily due to reduced interest capitalization in 2010 offset somewhat by decreased interest costs associated with lower average debt levels in 2010. Reduced interest capitalization on the Company’s development projects of $5,332 between periods primarily related to the reduced interest capitalization on four apartment development projects that were substantially complete in late 2009 and early 2010. Lower average debt levels resulted from debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Interest expense included in discontinued operations decreased from $777 in 2009 to $0 in 2010 as the Company does not have any communities classified as held for sale in 2010 compared to three communities held for sale or sold in 2009. The Company expects interest expense for the full year of 2011 to be higher than in 2010 due to the cessation of interest capitalization on the apartment development projects discussed above, and the cessation of interest capitalization on the Company’s two condominium projects as they delivered completed units in the second half of 2010, offset by increased interest capitalization on apartments under development and construction in 2011.

Equity in income of unconsolidated real estate entities increased from a loss of $74,447 in 2009 to income of $18,739 in 2010. The income in 2010 was primarily due to the residential portion of a mixed-use development in Atlanta, Georgia, consisting of 129 luxury condominium units, sponsored by the Company and its partner that was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. As part of the transaction, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for aggregate consideration of $49,793. Subsequent to the distribution of the residential loans, and in exchange for the release of the guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. These transactions resulted in a gain of $23,596, net of transaction expenses and income taxes, related to the distribution at fair value and subsequent extinguishment of the construction indebtedness, partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value (see note 3 to the consolidated financial statements). The equity loss in 2009 was primarily due to a non-cash impairment charge of $74,733 to write down the same project to its fair value in that period (see note 3 to the consolidated financial statements).

Post Properties, Inc.	38
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

In 2010 and 2009, other income (expense) included estimated state franchise taxes of $580 and $614, respectively. In addition for 2010, other income (expense) included impairment losses related to certain corporate assets of $1,165 partially offset by expense reimbursements of $517 related to the settlement of a legal matter associated with a former ground lease (see note 11 to the consolidated financial statements), income of $168 related to a technology investment and adjustments to certain prior year loss accruals of $187. For 2009, other income (expense) also included non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 that became ineffective under generally accepted accounting principles in that period, partially offset by inspection expenses related to the Company’s exterior remediation program.

The net gain on extinguishment of indebtedness of $2,845, net of transaction expenses and income taxes, in 2010 reflects the early extinguishment of construction indebtedness secured by a land parcel and related infrastructure located adjacent to the Atlanta Condominium Project (see discussion above regarding equity in earnings from unconsolidated entities). The net loss on early extinguishment of indebtedness of $3,317 in 2009 reflects net extinguishment losses of $4,039 from the early extinguishment of secured mortgage indebtedness, net losses of $97 related to the extinguishment of senior unsecured notes through open market purchases and net losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement. These losses were partially offset by net gains of $3,445 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount.

Annually recurring and periodically recurring capital expenditures from continuing operations decreased $21,576 or 42.6% from 2009 to 2010. The decrease in periodically recurring capital expenditures of $21,033 primarily reflects decreased costs associated with non-revenue generating capital expenditures at two communities incurred in connection with the Company’s rehabilitation of the communities in 2009 (approximately $2,162), decreased capital expenditures of $19,092 compared to 2009 related to the Company’s exterior remediation program at multiple communities as this program was primarily completed as of the end of the third quarter of 2010, as well as decreased leasehold improvements of $469 primarily relating to the timing of new leases at mixed-use retail communities in 2009. The decrease in annually recurring capital expenditures of $543 primarily reflects a decrease of $1,036 related to roofing expenditures in 2009, partially offset by the timing of increased paving, siding, fire systems and other expenditures in 2010.

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

	Year ended December 31,
	2010	2009	% Change
Rental and other revenues	$233,568	$237,105	(1.5)%
Property operating and maintenance expenses (excluding depreciation and amortization)	96,139	97,352	(1.2)%

Same store net operating income (1)	$137,429	$139,753	(1.7)%

Capital expenditures (2)
Annually recurring:
Carpet	$2,785	$2,797	(0.4)%
Other	9,047	9,678	(6.5)%

Total annually recurring	11,832	12,475	(5.2)%
Periodically recurring	14,931	33,370	(55.3)%

Total capital expenditures (A)	$26,763	$45,845	(41.6)%

Total capital expenditures per unit
(A ÷ 15,713 units)	$1,703	$2,918	(41.6)%

Average economic occupancy (3)	95.3%	94.0%	1.3%

Average monthly rental rate per unit (4)	$1,221	$1,264	(3.4)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 36 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2010	2009
Annually recurring capital expenditures by operating segment
Fully stabilized	$11,832	$12,475
Communities stabilized during 2009	318	274
Development and lease-up	236	188
Other segments	286	521

Total annually recurring capital expenditures	$12,672	$13,458

Periodically recurring capital expenditures by operating segment
Fully stabilized	$14,931	$33,370
Communities stabilized during 2009	33	2,191
Development and lease-up	61	5
Other segments	1,375	1,911

Total periodically recurring capital expenditures (1)	$16,400	$37,477

Total revenue generating capital expenditures	$665	$4,247

Total property capital expenditures per statements of cash flows	$29,737	$55,182

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures is the line on the Company’s consolidated statements of cash flows entitled “total property capital expenditures.”

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.2% and 92.6% for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, net concessions were $1,842 and $2,342, respectively, and employee discounts were $711 and $757, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other revenues decreased $3,537 or 1.5% from 2009 to 2010. This decrease resulted from a 3.4% decrease in the average monthly rental rate per apartment unit, offset by a 1.3% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $7,994 between periods. Average economic occupancy increased from 94.0% in 2009 to 95.3% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $3,476 in 2010. Other property revenues increased $981 due primarily to lower net concessions of $500 and somewhat higher utility reimbursements. Average occupancy levels were modestly higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels throughout the year. New leases have been turning over at higher market rental rates since mid 2010, but not at a sufficient level to overcome the year-over-year rental declines embedded in the rent roll. The Company currently expects that rental rates will increase on a year-over-year basis in 2011 continuing the trend that began in late 2010. See the “Outlook” section below for an additional discussion of trends for 2011.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $1,213 or 1.2% from 2009 to 2010. This decrease was primarily due to decreased property tax expense of $1,300 or 4.0%, decreased advertising and promotion expenses of $555 or 15.1%, decreased maintenance expenses of $419 or 2.7% and decreased insurance expenses of $503 or 12.7%. These decreases were offset by increased personnel expenses of $807 or 3.6% and increased utility expenses of $1,240 or 9.5%. Property tax expenses decreased due to favorable settlements of prior period tax appeals as well as lower tax accruals in 2010 resulting from lower assessed values achieved through prior and current year appeals. Insurance expenses decreased primarily due to somewhat lower premium costs in 2010 as well as more favorable estimated claims expenses under the Company’s insurance program. Maintenance expenses decreased primarily due to lower turnover costs resulting from higher occupancy levels in 2010 as well as lower exterior painting and fire system repairs. Advertising and promotion expenses decreased primarily due to lower internet promotional expenses. Personnel expenses increased due to increased bonus accruals as property operating results met or exceeded targeted performance and overtime costs associated with snow removal in Washington D.C. Utility expenses increased due to increased water and sewer rates in certain markets and somewhat higher electric expenses due, in part, to the unusually hot weather conditions in the summer of 2010.

Post Properties, Inc.	41
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2009 and 2008 is summarized as follows:

	Year ended December 31,
	2009	2008	% Change
Rental and other property revenues
Fully stabilized communities (1)	$226,324	$236,320	(4.2)%
Communities stabilized during 2008 (2)	10,781	9,940	8.5%
Development and lease-up communities	16,686	9,228	80.8%
Condominium conversion and other communities (3)	131	641	(79.6)%
Other property segments (5)	21,329	24,782	(13.9)%

	275,251	280,911	(2.0)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	92,644	95,052	(2.5)%
Communities stabilized during 2008 (2)	4,708	4,868	(3.3)%
Development and lease-up communities	10,514	6,677	57.5%
Condominium conversion and other communities (3)	58	268	(78.4)%
Other property segments, including corporate management expenses (5)	23,734	28,414	(16.5)%

	131,658	135,279	(2.7)%

Property net operating income (7)	$143,593	$145,632	(1.4)%

Capital expenditures (8)(9)
Annually recurring:
Carpet	$2,813	$2,778	1.3%
Other	10,402	7,283	42.8%

Total	$13,215	$10,061	31.3%

Periodically recurring	$37,433	$8,046	365.2%

Average apartment units in service	17,140	16,499	3.9%

(1)	Communities which reached stabilization prior to January 1, 2008.
(2)	Communities which reached stabilization in 2008.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under ASC Topic 360 (previously SFAS No. 144).
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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2009	2008
Fully stabilized community NOI	$133,680	$141,268
Property NOI from other operating segments	9,913	4,364

Consolidated property NOI	143,593	145,632

Add (subtract):
Interest income	245	667
Other revenues	1,072	1,029
Depreciation	(74,442)	(63,530)
Interest expense	(52,377)	(48,863)
Amortization of deferred financing costs	(3,079)	(3,473)
General and administrative	(16,296)	(16,808)
Investment and development	(4,114)	(5,131)
Other investment costs	(2,107)	(1,384)
Strategic review costs	-	(8,161)
Impairment, severance and other charges	(13,507)	(98,862)
Gains (losses) on sales of real estate assets, net	3,481	2,752
Equity in income (loss) of unconsolidated real estate entities, net	(74,447)	1,224
Other expense, net	(432)	(1,239)
Net loss on extinguishment of indebtedness	(3,317)	-

Income (loss) from continuing operations	(95,727)	(96,147)
Income from discontinued operations	84,238	87,777

Net income (loss)	$(11,489)	$(8,370)

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

(8)

A reconciliation of annually recurring and periodically recurring property capital expenditures from continuing operations to total property capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year ended December 31,
	2009	2008
Annually recurring capital expenditures
Continuing operations	$13,215	$10,061
Discontinued operations	243	1,101

Total annually recurring capital expenditures	$13,458	$11,162

Periodically recurring capital expenditures
Continuing operations	$37,433	$8,046
Discontinued operations	44	158

Total periodically recurring capital expenditures	$37,477	$8,204

Total revenue generating capital expenditures	$4,247	$16,340

Total property capital expenditures per statements of cash flows	$55,182	$35,706

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations decreased $5,660 or 2.0% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $9,996 or 4.2% and decreased revenues of $3,131 or 27.4% from the Company’s furnished apartment rental business, offset by increased revenues of $841 or 8.5% from communities that achieved full stabilization in 2008 and increased revenue from development and lease-up communities of $7,458 or 80.8%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from the furnished apartment rental business was due to slower leasing activity resulting from weak economic conditions and lower corporate travel and expense spending in 2009. The revenue increase from communities that achieved full stabilization in 2008 reflects two communities and an additional phase of one community that were fully stabilized for 2009 compared to the communities being in lease-up and under rehabilitation for part of 2008. The revenue increase from development and lease-up communities primarily reflects the lease-up of five communities offset somewhat by decreased revenues from two communities under rehabilitation in 2008 and into 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $3,621 or 2.7% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $2,408 or 2.5%, and decreased other segment expenses, including corporate property management expenses, of $4,680 or 16.5%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $3,837 or 57.5%. The expense decrease from stabilized communities is discussed below. The decrease in other segment expenses, including corporate property management expenses, reflects the impact of workforce and expense reductions completed in the second half of 2008 as well as reduced short-term rental expenses from the furnished apartment rental business resulting from reduced leasing activity as discussed above. The expense increase from development and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

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

Other investment costs increased $723 or 52.2% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 primarily reflects a full year of expense in 2009 for certain land parcels that were no longer actively being developed as of mid-year 2008.

Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 relating to land held for future investment adjacent to the Atlanta Condominium Project. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its investment capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges. The Company also recorded $4,764 in severance charges in 2009 related to headcount reductions, which was partially offset by income of $915 related to a reduction in estimated costs accrued associated with the hurricane damage sustained in 2008. Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $87,831 relating to a substantial portion of the Company’s land held for development and land held for future investment, as well as the write-off of $2,727 of capitalized pursuit costs associated with certain abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $5,540 associated with the elimination of certain property management, corporate and development positions in 2008. Finally, in 2008, the Company also recorded $2,764 in estimated casualty losses related to the damage sustained at its Houston, Texas properties from Hurricane Ike. These casualty losses were beneath the Company’s insured wind storm deductible.

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

Equity in income of unconsolidated real estate entities decreased $75,671 from 2008 to 2009. The decrease was primarily due to the recognition of a $74,733 non-cash impairment charge at an unconsolidated entity constructing the Atlanta Condominium Project as discussed above. Other than the impairment charge, the remaining decrease between periods was primarily due to the increased interest expense at two of the unconsolidated entities that refinanced debt in the second half of 2008 at both higher principal amounts and higher interest rates as well as sales and marketing expenses at the Company’s unconsolidated condominium project.

Other income (expense), net decreased $807 from 2008 to 2009 primarily due to income of $874 in 2009 related to the mark-to-market of an interest rate swap agreement that had become ineffective under generally accepted accounting principles. The interest rate swap arrangement was terminated in 2009. Other expenses also included estimated state franchise taxes in 2009 and 2008.

The net loss on extinguishment of indebtedness of $3,317 in 2009 reflects net extinguishment losses of $4,038 from the early extinguishment of secured mortgage indebtedness, net losses of $98 related to the extinguishment of senior

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

Annually recurring and periodically recurring capital expenditures from continuing operations increased $32,541 or 179.7% from 2008 to 2009. The increase in annually recurring capital expenditures of $3,154 reflects an increase of $1,589 primarily related to roofing expenditures at four communities in 2009, as well as timing of breezeway and landscape expenditures between periods. The increase in periodically recurring capital expenditures of $29,387 primarily reflects increased capital expenditures related to the Company’s exterior water remediation program at multiple communities of approximately $29,849 between years and increased costs, approximately $2,085 between years, associated with non- revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2008 and 2009 offset somewhat by reduced structural expenditures of $1,520 primarily at one Texas community between years.

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

	Year ended December 31,		% Change
	2009	2008
Rental and other revenues	$226,324	$236,320	(4.2)%
Property operating and maintenance expenses (excluding depreciation and amortization)	92,644	95,052	(2.5)%

Same store net operating income (1)	$133,680	$141,268	(5.4)%

Capital expenditures (2)
Annually recurring:
Carpet	$2,739	$2,689	1.9%
Other	8,817	5,981	47.4%

Total annually recurring	11,556	8,670	33.3%
Periodically recurring	32,666	7,058	362.8%

Total capital expenditures (A)	$44,222	$15,728	181.2%

Total capital expenditures per unit
(A ÷ 14,921 units)	$2,964	$1,054	181.2%

Average economic occupancy (3)	94.0%	94.2%	(0.2)%

Average monthly rental rate per unit (4)	$1,270	$1,325	(4.2)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 43 for a reconciliation of net operating income for stabilized communities to GAAP net income.

Post Properties, Inc.	46
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2009	2008
Annually recurring capital expenditures by operating segment
Fully stabilized	$11,556	$8,670
Communities stabilized during 2008	918	817
Development and lease-up	461	357
Other segments	523	1,318

Total annually recurring capital expenditures	$13,458	$11,162

Periodically recurring capital expenditures by operating segment
Fully stabilized	$32,666	$7,058
Communities stabilized during 2008	704	79
Development and lease-up	2,196	66
Other segments	1,911	1,001

Total periodically recurring capital expenditures (1)	$37,477	$8,204

Total revenue generating capital expenditures	$4,247	$16,340

Total property capital expenditures per statements of cash flows	$55,182	$35,706

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures is the line on the Company’s consolidated statements of cash flows entitled “total property capital expenditures.”

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

Discontinued Operations

In accordance with ASC Topic 360-20, the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations. For the year ended December 31, 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. For the year ended December 31, 2008, income from discontinued operations included the results of operations of the three communities sold in 2009 and the results of operations of four apartment communities sold in 2008 through their respective sale dates. There were no apartment communities held for sale or sold in 2010.

The revenues and expenses of these communities for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,
	2009	2008
Revenues
Rental	$7,955	$26,795
Other property revenues	510	1,505

Total revenues	8,465	28,300

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	2,816	9,729
Depreciation	-	2,113
Interest	777	3,916

Total expenses	3,593	15,758

Income from discontinued property operations	$4,872	$12,542

The decrease in revenues and expenses between years resulted from the Company’s asset sales program and the impact of the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of apartment communities included in discontinued operations for each year fluctuate with the timing and size of apartment communities. A discussion of the gains on operating communities for the years presented is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources” below, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year. As of December 31, 2010, the Company had no apartment communities held for sale.

Outlook for 2011

The outlook and assumptions presented below are forward-looking and are based on the Company’s future view of apartment and condominium markets and of general economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

While the U.S. economy has begun to recover, it is in its early stages, and the recovery in employment to date has been modest. The Company’s outlook for 2011 is based on the expectation that economic and employment conditions will continue to improve during 2011. If the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. The supply of new apartment deliveries is also anticipated to remain relatively low in 2011, which coupled with improving apartment demand in the Company’s markets, supports expectations of continued improvement in the multi-family rental markets in 2011.

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from fully stabilized communities are expected to increase moderately in 2011, compared to 2010, driven primarily by new leases turning over at moderately higher market rental rates as the Company seeks to maintain occupancy levels relatively consistent with 2010. Operating expenses of fully stabilized communities are expected to increase moderately in 2010. The Company expects increases in property tax, personnel and utility expenses to be somewhat offset by reduced ground lease expenses due to the acquisition of the underlying land and the termination of a ground leases at a Washington D.C. community in late 2010. As a result, management expects fully stabilized community net operating income to increase moderately in 2011, which is expected to positively impact the Company’s results of operations. Management expects net operating income from communities stabilized in 2010 will also increase in 2011, as the communities are stabilized for all of 2011 compared to their lease-up throughout 2010.

Management expects interest expense in 2011 to be moderately higher than in 2010 due generally to decreased interest capitalization in 2011, compared to 2010, resulting from the completion of apartment projects under development in early 2010 and the completion of two luxury condominium development projects in 2010, offset by interest capitalization to new construction starts in the latter half of 2010 and into 2011.

Management also expects general and administrative, property management and investment and development expenses to be flat or to decline modestly, net of amounts capitalized to development projects, due in part to lower expected legal expenses and increased capitalization of personnel and associated costs to current and future expected development starts in 2011.

The Company does not currently expect to sell any apartment communities in 2011. The Company, through a taxable REIT subsidiary, expects to continue closing unit sales at its Austin Condominium Project and at its Atlanta Condominium Project in 2011. The amount of revenue and profits or losses recognized from condominium sales will depend on the timing, volume and pricing of actual closings in 2011. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities in 2011 if gross profits from condominium sales are not sufficient to cover the expensed administrative, marketing, sales and other carrying costs (principally property taxes, homeowners’ association dues and utilities) of the communities. Furthermore, if the sales mix, sales velocity and unit pricing varies significantly from the valuation models for each of the condominium projects, it could cause condominium profits to differ materially from the Company’s expectations, and further, could cause the Company to re-evaluate its valuation models and assumptions which could result in additional impairment losses in future periods (see “Operations Overview” above where discussed further).

The Company expects to redeem its 7-5/8% Series B preferred stock in March 2011 for its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date. The Company expects to recognize a charge of approximately $1,800 in the first quarter of 2011 relating to the write off of original issuance costs and expenses in connection with the redemption. As a result of this redemption, the Company expects preferred dividends will decrease in 2011, compared to 2010.

The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures. The Company’s Series B preferred stock is being redeemed from proceeds from issuances of other equity securities issued subsequent to the date the preferred stock was issued, but short-term funding for the redemption is being provided by availability under the Company’s unsecured lines of credit. As a result of expected additional at-the-market common equity sales, the Company expects weighted average diluted shares to increase in 2011, compared to 2010. Sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The Company’s net cash provided by operating activities increased from $69,263 in 2009 to $77,111 in 2010 primarily due to increased property operating income in 2010 from development and lease-up communities of $7,157 and communities stabilized in 2009 of $3,009, partially offset by reduced property net operating income in 2010 from fully stabilized communities of $2,324. The Company’s net cash provided by operating activities decreased from $81,161 in 2008 to $69,263 in 2009 primarily due to reduced property net operating income in 2009 from fully stabilized communities of $7,588, increased lease-up deficits at lease-up communities of approximately $4,121 in 2009, as well as the unfavorable change in the working capital components (primarily decreased accounts payable and accrued expenses) included in operating activities offset by the lack of $8,161 of strategic review costs incurred in 2008. The Company expects cash flows from operating activities to increase in 2011 primarily driven by the anticipated improved performance of the Company’s fully stabilized communities resulting from improving conditions in multifamily markets, increased net operating income from a full year of stabilized operations from communities stabilized in 2010, offset somewhat by higher interest expenses.

Net cash flows used in investing activities decreased from $24,871 in 2009 to $22,320 in 2010 primarily due to reduced construction and development expenditures in 2010 as projects were completed and reduced property capital expenditures (primarily lower exterior remediation project costs), offset by decreased proceeds from sales of apartment communities and for-sale condominiums between years. Net cash flow from investing activities changed from $21,727 of net cash provided by investing activities in 2008 to $24,871 of net cash used in investing activities in 2009 primarily due to reduced proceeds from real estate sales in 2009. In 2011, the Company expects to incur development expenditures on current and expected new development starts. The Company does not currently expect to sell any apartment communities in 2011.

Net cash flows used in financing activities decreased from $106,517 in 2009 to $46,049 in 2010 primarily due to lower net debt repayments in 2010, offset somewhat by lower proceeds from stock sales in 2010. Net cash flows used in financing activities increased from $38,973 in 2008 to $106,517 in 2009 primarily due to increased net debt retirements in 2009, offset somewhat from proceeds of $68,098 from an equity offering in 2009 and the reduction in the quarterly common stock dividend from $0.45 per share in 2008 to $0.20 per share in 2009. In 2011, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds from the Company’s at-the-market common equity program (discussed below), principally to fund the expected development expenditures discussed above and the expected redemption of its Series B preferred stock.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2011. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the year ended December 31, 2010, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $11,805).

Beginning in 2009, the Company’s board of directors established a quarterly dividend payment rate to common shareholders of $0.20 per share. For 2011, the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s board of directors reviews the dividend quarterly,

Post Properties, Inc.	50
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through on-going condominium sales, possibly through the sale of selected operating communities, through net proceeds from the Company’s at-the-market common equity program and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales in 2010, 2009 and 2008 were $77,388, $170,777 and $234,511, respectively. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of December 31, 2010, the Company had no apartment communities held for sale. The Company expects to generate additional net sales proceeds from the closing of condominium units at the Austin and Atlanta Condominium Projects in 2011 (see “2011 Outlook” above where discussed further).

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital. In 2010, the Company sold 41 shares for proceeds of $1,121, net of underwriter commissions paid of $23.

The Company expects to redeem its 7-5/8% Series B preferred stock in March 2011 for its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date.

As of December 31, 2010, the Company’s aggregate pipeline of two apartment developments under construction totaled approximately $136,700, of which approximately $111,700 remained to be funded by the Company as of December 31, 2010. The Company also expects to begin additional developments later in 2011.

The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures. The Company’s Series B preferred stock is being redeemed from proceeds from issuances of other equity securities issued subsequent to the date the preferred stock was issued, but short-term funding for the redemption is being provided by availability under the Company’s unsecured lines of credit.

In January 2011, the Company entered into a new unsecured revolving line of credit facility. The credit facility was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities LLC. The credit facility provides for a $300,000 unsecured revolving line of credit which has a three-year term with a one-year extension option, and which matures in January 2014. The new credit facility amends and restates the Company’s existing $400,000 unsecured revolving credit facility. The credit facility has a current stated interest rate of the London Interbank Offered Rate (LIBOR) plus 2.30% and requires the payment of annual facility fees currently equal to 0.45% of the aggregate loan commitments. The credit facility provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. The credit facility also includes an uncommitted competitive bid option for up to half of the total available borrowing facility, as long as the

Post Properties, Inc.	51
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Company maintains its investment grade credit rating. This option allows participating banks to bid to provide the Company loans at a rate that is lower than the stated rate for syndicated borrowings. The credit facility contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility.

In January 2011, the Company also entered into a new unsecured revolving line of credit agreement with Wells Fargo Bank, N.A., providing for a $30,000 unsecured cash management line of credit which has a three-year term with a one-year extension option, and which matures in January 2014. The cash management line carries pricing and terms, including debt covenants, substantially consistent with those of the syndicated credit facility described above. The new credit agreement amends and restates the Company’s existing $30,000 unsecured revolving cash management line.

As of February 15, 2011, the Company had cash and cash equivalents of approximately $24,300. Additionally, the Company had no borrowings and $735 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at December 31, 2010.

Management believes it will have adequate capacity under its unsecured revolving lines of credit to execute its 2011 business plan and meet its short-term liquidity requirements. The Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the Company’s sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multifamily homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that such secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2010, were as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,316,504	$71,541	$386,378	$376,902	$481,683
Lines of credit and other variable rate debt (2)	-	-	-	-	-
Operating leases (3)	79,014	1,163	2,084	1,669	74,098
Other long-term obligations (4)	15,129	6,713	5,722	2,000	694
Development and construction obligations (5)	117,471	61,046	56,425	-	-

	$1,528,118	$140,463	$450,609	$380,571	$556,475

(1)	Amounts include principal and interest payments.
(2)	At December 31, 2010, the Company had no outstanding borrowings and had issued letters of credit to third parties totaling $2,215 under its credit facility arrangements.
(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)

Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain advertising and other contracts.

(5)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2010, including amounts due under general construction contracts.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

$29,737, $55,182 and $35,706 for the years ended December 31, 2010, 2009 and 2008, respectively. The capital expenditure totals for the years ended December 31, 2010, 2009 and 2008 included $11,805, $30,897 and $1,356, respectively, related to expenditures associated with the Company’s exterior remediation project that was completed in 2010.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company held investments in three unconsolidated entities that own five apartment communities. The Company held 25% to 35% equity interests in these apartment LLCs. These unconsolidated entities have third party mortgage indebtedness totaling $206,496 at December 31, 2010. The Company’s share of this indebtedness totaled $59,601 at December 31, 2010.

The Company had issued letters of credit to third parties totaling $2,215 under its credit facility arrangements.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2010 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2010 is discussed below.

In September 2010, as more fully discussed in notes 2 and 3 to the consolidated financial statements, the Company retired the outstanding balance of the secured variable rate construction indebtedness of $77,470 for aggregate consideration of $49,793 and recognized net gains on early extinguishment of indebtedness.

In October 2010, the Company issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Company’s revolving credit facilities and to repay $100,505 of 7.70% senior unsecured notes that matured in December 2010. The remainder of the proceeds was used for general corporate purposes.

Stock and Debt Repurchase Programs

In late 2010, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock or the Operating Partnership’s senior unsecured notes from time to time until December 31, 2012. This new stock and note repurchase program replaces programs that were previously in place through December 2010. In 2010, the Company repurchased preferred stock with a liquidation value of approximately $2,037 under a Rule 10b5-1 plan. There were no common or preferred shares repurchased in 2009. In 2009, the Company repurchased $24,225 of unsecured senior notes in open market transactions. There were no repurchases of unsecured senior notes in 2010.

As discussed above, the Company announced its intention to redeem its 7-5/8% Series B preferred stock in March 2011 for its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date.

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

Acquisition of assets and community development and other capitalized expenditures for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	Year ended December 31,
	2010	2009	2008
New community development and acquisition activity (1)	$56,971	$128,888	$173,204
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	665	4,247	16,340
Other community additions and improvements (3) (6)	16,400	37,477	8,204
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	12,672	13,458	11,162
Corporate additions and improvements	570	379	692

	$87,278	$184,449	$209,602

Other Data
Capitalized interest	$6,927	$12,259	$12,406

Capitalized development and associated costs (5)	$719	$3,889	$5,822

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes approximately $11,805, $30,897 and $1,048 of periodically recurring expenditures for the years ended December 31, 2010, 2009 and 2008, respectively, and $308 of annually recurring expenditures for the year ended December 31, 2008 related to the Company’s exterior remediation project started in 2008 and completed in 2010.

Post Properties, Inc.	54
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Current Development Activity

At December 31, 2010, the Company had 642 apartment units at two communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Total Cost	Costs Incurred as of 12/31/10	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)
Post Carlyle Square™ - Phase II	Wash. DC	344	-	$95.0	$20.0	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	5.0	3Q 2012	4Q 2013

Total		642	8,555	$136.7	$25.0

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

During 2010, Post Sierra at Frisco Bridges™ in Dallas, Texas, Post West Austin™ in Austin, Texas and Post Park® in Hyattsville, Maryland achieved stabilized apartment occupancy. During 2010, the Company also substantially completed construction of the Austin Condominium Project and the Atlanta Condominium Project.

Inflation

For each of the last three years and as of December 31, 2010, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2010	2009	2008
Net loss attributable to common shareholders	$(14,507)	$(10,860)	$(16,289)
Noncontrolling interests - Operating Partnership	(51)	(48)	(113)
Depreciation on consolidated real estate assets	72,663	72,420	63,471
Depreciation on real estate assets held in unconsolidated entities	1,422	1,405	1,391
Gains on sales of apartment communities	-	(79,366)	(75,204)
Gains on sales of condominiums	(6,161)	(3,481)	(2,783)
Incremental gains (losses) on condominium sales (1)	5,898	(99)	(293)

Funds (deficit) from operations available to common shareholders and unitholders (2)	$59,264	$(20,029)	$(29,820)

Weighted average shares outstanding - basic	48,690	45,396	44,097
Weighted average shares and units outstanding - basic	48,861	45,599	44,404
Weighted average shares outstanding - diluted (3)	48,839	45,396	44,097
Weighted average shares and units outstanding - diluted (3)	49,010	45,599	44,404

(1)

The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(2)

FFO for the year ended December 31, 2010 included asset impairment charges of $40,583 and net debt extinguishment gains of $26,441. FFO for the year ended December 31, 2009 included net losses on the extinguishment of indebtedness of $3,317, asset impairment charges of $76,317 and severance charges of $4,764. FFO for the year ended December 31, 2008, included $8,161 of strategic review costs associated with the Company’s initiation of a formal process to pursue a possible business combination or other sale transaction and $98,862 for asset impairment, severance and other charges.

(3)

Diluted weighted average shares and units for the years ended December 31, 2010, 2009 and 2008 excluded 149, 23 and 126, respectively, of common stock equivalent shares and units that were antidilutive to all income (loss) per share computations under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 206, 217 and 88 in 2010, 2009 and 2008, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.	56
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2010, the Company had no outstanding variable rate debt tied to LIBOR. The Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value (2)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$13,123	$100,104	$186,606	$188,644	$124,205	$420,567	$1,033,249	$1,066,695

Average interest rate	5.31%	5.47%	6.07%	6.09%	4.92%	5.50%	5.63%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1)	-	-	-	-	-	-	-	-

Total debt	$13,123	$100,104	$186,606	$188,644	$124,205	$420,567	$1,033,249	$1,066,695

(1)

At December 31, 2010, there were no outstanding borrowings on the lines of credit. Interest on the syndicated line of credit is based on LIBOR plus 0.80% at December 31, 2010. Interest on the cash management line of credit is based on LIBOR plus 2.50% at December 31, 2010. At December 31, 2010, the one-month LIBOR rate was 0.26%. See “Liquidity and Capital Resources” above where refinancing of unsecured lines of credit in January 2011 is discussed further. Interest on the syndicated line of credit and cash management line of credit changed to LIBOR plus 2.30% in Janury 2011.

(2)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010.

Because the Company has no outstanding borrowings under its LIBOR based indebtedness as of December 31, 2010, fluctuations in such interest rates would have no effect on the Company’s interest costs.

The Company has no outstanding derivative financial instruments at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 18 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Post Properties, Inc.	57
Post Apartment Homes, L.P.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.	58
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.postproperties.com under the “For Investors” section and “Corporate Governance” caption and is available in print without charge upon request from the Company’s Corporate Secretary. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Additional information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	59
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.	60

Post Properties, Inc.

Consolidated Financial Statements

December 31, 2010 and 2009

Post Properties, Inc.	61

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 28, 2011

Post Properties, Inc.	63

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
Assets
Real estate assets
Land	$285,005	$283,217
Building and improvements	2,028,580	1,983,839
Furniture, fixtures and equipment	240,614	230,271
Construction in progress	25,734	28,274
Land held for future investment	72,697	93,899

	2,652,630	2,619,500
Less: accumulated depreciation	(692,514)	(625,391)
Condominiums, for-sale and under construction	82,259	107,366
Assets held for sale	-	5,045

Total real estate assets	2,042,375	2,106,520
Investments in and advances to unconsolidated real estate entities	7,671	8,322
Cash and cash equivalents	22,089	13,347
Restricted cash	5,134	11,177
Deferred charges, net	8,064	8,365
Other assets	29,446	29,698

Total assets	$2,114,779	$2,177,429

Liabilities and equity
Indebtedness	$1,033,249	$992,760
Accounts payable and accrued expenses	66,977	79,815
Investments in unconsolidated real estate entities	15,384	54,706
Dividends and distributions payable	9,814	9,724
Accrued interest payable	5,841	4,890
Security deposits and prepaid rents	10,027	16,079

Total liabilities	1,141,292	1,157,974

Redeemable common units	6,192	3,402

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 and 900 shares issued and outstanding at December 31, 2010 and 2009, respectively	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 1,983 and 2,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	20	20
Common stock, $.01 par value, 100,000 authorized:
48,926 and 48,453 shares issued and 48,913 and 48,445 shares outstanding at December 31, 2010 and 2009, respectively	489	484
Additional paid-in-capital	965,691	960,593
Accumulated earnings	4,577	57,253

	970,786	1,018,359
Less common stock in treasury, at cost, 108 and 97 shares at December 31, 2010 and 2009, respectively	(3,696)	(3,240)

Total Company shareholders’ equity	967,090	1,015,119
Noncontrolling interests - consolidated real estate entities	205	934

Total equity	967,295	1,016,053

Total liabilities and equity	$2,114,779	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	64

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues
Rental	$268,090	$260,048	$266,204
Other property revenues	16,053	15,203	14,707
Other	995	1,072	1,029

Total revenues	285,138	276,323	281,940

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	131,378	131,658	135,279
Depreciation	74,497	74,442	63,530
General and administrative	16,443	16,296	16,808
Investment and development	2,415	4,114	5,131
Other investment costs	2,417	2,107	1,384
Strategic review costs	-	-	8,161
Impairment, severance and other costs	35,091	13,507	98,862

Total expenses	262,241	242,124	329,155

Operating income (loss)	22,897	34,199	(47,215)
Interest income	841	245	667
Interest expense	(54,613)	(52,377)	(48,863)
Amortization of deferred financing costs	(2,987)	(3,079)	(3,473)
Net gains on condominium sales activities	6,161	3,481	2,752
Equity in income (loss) of unconsolidated real estate entities, net	18,739	(74,447)	1,224
Other expense	(874)	(432)	(1,239)
Net gain (loss) on extinguishment of indebtedness	2,845	(3,317)	-

Loss from continuing operations	(6,991)	(95,727)	(96,147)

Discontinued operations
Income from discontinued property operations	-	4,872	12,542
Gains on sales of real estate assets	-	79,366	75,235

Income from discontinued operations	-	84,238	87,777

Net loss	(6,991)	(11,489)	(8,370)
Noncontrolling interests - consolidated real estate entities	(20)	8,218	(395)
Noncontrolling interests - Operating Partnership	51	48	113

Net loss attributable to the Company	(6,960)	(3,223)	(8,652)
Dividends to preferred shareholders	(7,503)	(7,637)	(7,637)
Preferred stock redemption costs	(44)	-	-

Net loss attributable to common shareholders	$(14,507)	$(10,860)	$(16,289)

Per common share data - Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations	-	1.86	1.98

Net loss attributable to common shareholders	$(0.30)	$(0.24)	$(0.37)

Weighted average common shares outstanding - basic	48,483	45,179	44,009

Per common share data - Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations	-	1.86	1.98

Net loss attributable to common shareholders	$(0.30)	$(0.24)	$(0.37)

Weighted average common shares outstanding - diluted	48,483	45,179	44,009

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	65

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity

Equity and Accum. Earnings, December 31, 2007	2,900	43,825	$29	$438	$874,928	$183,831	$(3,962)	$(2,913)	$1,052,351	$3,972	$1,056,323
Comprehensive income
Net income (loss)	-	-	-	-	-	(8,652)	-	-	(8,652)	395	(8,257)
Net change in derivative value	-	-	-	-	-	-	2,161	-	2,161	-	2,161

Total comprehensive income (loss)									(6,491)	395	(6,096)
Proceeds from employee stock purchase, stock option and other plans	-	145	-	2	1,769	-	-	(583)	1,188	-	1,188
Adjustment for ownership interest of redeemable common units	-	252	-	2	4,919		(18)	531	5,434	-	5,434
Stock-based compensation	-	-	-	-	5,027	-	-	-	5,027	-	5,027
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	(7,637)	-	(7,637)
Dividends to common shareholders ($1.55 per share)	-	-	-	-	-	(68,396)	-	-	(68,396)	-	(68,396)
Consolidation of equity method investment	-	-	-	-	-	-	-	-	-	6,845	6,845
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(2,992)	(2,992)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	6,154	-	-	6,154	-	6,154

Equity and Accum. Earnings, December 31, 2008	2,900	44,222	29	442	886,643	105,300	(1,819)	(2,965)	987,630	8,220	995,850
Comprehensive income
Net income (loss)	-	-	-	-	-	(3,223)	-	-	(3,223)	(8,218)	(11,441)
Net change in derivative value	-	-	-	-	-	-	1,819	-	1,819	-	1,819

Total comprehensive income (loss)									(1,404)	(8,218)	(9,622)
Proceeds from common stock offering, net	-	4,025	-	40	68,058	-	-	-	68,098	-	68,098
Proceeds from employee stock purchase, stock option and other plans	-	156	-	2	532	-	-	(315)	219	-	219
Conversion of redeemable common units for shares	-	42	-	-	732	-	-	40	772	-	772
Adjustment for ownership interest of redeemable common units	-	-	-	-	129	-	-	-	129	-	129
Stock-based compensation	-	-	-	-	4,499	-	-	-	4,499	-	4,499
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	(7,637)	-	(7,637)
Dividends to common shareholders ($0.80 per share)	-	-	-	-	-	(37,119)	-	-	(37,119)	-	(37,119)
Consolidation of equity method investment	-	-	-	-	-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(628)	(628)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(68)	-	-	(68)	-	(68)

Equity and Accum. Earnings, December 31, 2009	2,900	48,445	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053

Post Properties, Inc.	66

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS (cont’d)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity

Equity & Accum. Earnings, December 31, 2009	2,900	48,445	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	-	-	-	-	-	(6,960)	-	-	(6,960)	20	(6,940)

Total comprehensive income (loss)									(6,960)	20	(6,940)
Proceeds from sales of common stock, net	-	41	-	-	1,121	-	-	-	1,121	-	1,121
Proceeds from employee stock purchase, stock option and other plans	-	424	-	5	6,370	-	-	(467)	5,908	-	5,908
Conversion of redeemable common units for shares	-	3	-	-	63	-	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	-	-	(7)	-	-	-	(7)	-	(7)
Redemption of preferred stock	(49)		-	-	(2,021)	-	-	-	(2,021)	-	(2,021)
Stock-based compensation	-	-	-	-	2,999	-	-	-	2,999	-	2,999
Dividends to preferred shareholders	-	-	-	-	-	(7,503)	-	-	(7,503)	-	(7,503)
Dividends to common shareholders ($0.80 per share)	-	-	-	-	(778)	(38,213)	-	-	(38,991)	-	(38,991)
Acquisition of noncontrolling interests	-	-	-	-	385	-	-	-	385	(385)	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(364)	(364)
Adjustment to redemption value of redeemable common units	-	-	-	-	(3,034)	-	-	-	(3,034)	-	(3,034)

Equity & Accum. Earnings, December 31, 2010	2,851	48,913	$29	$489	$965,691	$4,577	$-	$(3,696)	$967,090	$205	$967,295

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	67

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net loss	$(6,991)	$(11,489)	$(8,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	74,497	74,442	65,643
Amortization of deferred financing costs	2,987	3,079	3,473
Gains on sales of real estate assets, net	(6,161)	(83,072)	(78,861)
Other income, net	1,097	(215)	2,380
Asset impairment charges	35,091	9,658	90,558
Equity in loss (income) of unconsolidated entities, net	(18,739)	74,447	(1,224)
Distributions of earnings of unconsolidated entities	1,076	1,677	2,650
Deferred compensation	97	89	665
Stock-based compensation	3,010	4,519	5,061
Net (gain) loss on extinguishment of indebtedness	(2,845)	3,317	141
Changes in assets, decrease (increase) in:
Other assets	2,690	1,718	(39)
Deferred charges	(392)	(491)	(260)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	951	(603)	1,105
Accounts payable and accrued expenses	(9,248)	(6,938)	(1,472)
Security deposits and prepaid rents	(9)	(875)	(289)

Net cash provided by operating activities	77,111	69,263	81,161

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(62,120)	(124,100)	(154,017)
Net proceeds from sales of real estate assets	77,388	170,777	234,511
Capitalized interest	(6,927)	(12,259)	(12,406)
Property capital expenditures	(29,737)	(55,182)	(35,706)
Corporate additions and improvements	(570)	(379)	(692)
Investments in and advances to unconsolidated entities	(1,130)	(5,104)	(11,944)
Note receivable collections and other investments	776	1,376	1,981

Net cash provided by (used in) investing activities	(22,320)	(24,871)	21,727

Cash Flows From Financing Activities
Lines of credit proceeds	112,014	482,511	782,978
Lines of credit repayments	(112,014)	(533,375)	(989,389)
Proceeds from indebtedness	150,000	288,517	304,683
Payments on indebtedness	(151,151)	(359,915)	(44,500)
Payments of financing costs and other	(2,204)	(7,777)	(2,752)
Proceeds from sales of common stock	1,121	68,098	-
Proceeds from employee stock purchase and stock options plans	5,111	130	523
Redemption of preferred stock	(2,021)	-	-
Distributions to noncontrolling interests - real estate entities	(364)	(628)	(2,992)
Distributions to noncontrolling interests - common unitholders	(138)	(167)	(614)
Dividends paid to preferred shareholders	(7,503)	(7,637)	(7,637)
Dividends paid to common shareholders	(38,900)	(36,274)	(79,273)

Net cash used in financing activities	(46,049)	(106,517)	(38,973)

Net increase (decrease) in cash and cash equivalents	8,742	(62,125)	63,915
Cash and cash equivalents, beginning of period	13,347	75,472	11,557

Cash and cash equivalents, end of period	$22,089	$13,347	$75,472

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	68

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2010, the Company had interests in 20,505 apartment units in 56 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 642 apartment units at two communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2010, the Company had outstanding 48,913 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 171 at December 31, 2010 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7%, 99.6% and 99.3% for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Post Properties, Inc.	69

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of December 31, 2010, all newly developed condominium communities are accounted for under the Deposit Method. For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the Deposit Method), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short.

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

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for 2010, 2009 and 2008 was approximately 6.3%. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, for-sale condominium units completed and ready for their intended use are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

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

For condominium conversions of a portion of a community or for newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the assets converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.”

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets (see note 7) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 13). In prior years, the Company applied this guidance to derivative financial instruments (see note 13). Fair value disclosures required under ASC Topic 820 are summarized in note 13 utilizing the following hierarchy:

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Long-term ground leases

The Company is party to various long-term ground leases associated with land underlying certain of the Company’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Ground lease expense is recognized on the straight-line method over the life of the leases that contain stated rent increases.

Apartment community acquisitions

The Company accounts for its apartment community acquisitions in accordance with ASC Topic 805, “Business Combinations.” In accordance with the provisions of ASC Topic 805, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months).

Stock-based compensation

The Company accounts for stock-based compensation under the fair value method prescribed by ASC Topic 505, “Equity-Based Payments to Non-Employees,” and ASC Topic 718, “Compensation—Stock Compensation.” This guidance requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” In prior years, the Company used derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Company generally designated each derivative instrument as a hedge of specific interest expense cash flow exposure. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows were recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions were recognized in earnings. Quarterly, the Company evaluated the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges were recognized immediately in earnings.

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

Per share data

The Company reports both basic and diluted earnings per share using as prescribed by ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, the Company adopted additional guidance in ASC Topic 260. The additional guidance required entities with participating securities that contain non-forfeitable rights to dividends, like the Company’s unvested share-based payment awards (see note 9), to use the two-class method for computing basic and dilutive earnings per share.

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

Noncontrolling interests

Effective January 1, 2009, the Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities (see note 6).

The Company accounts for the redemption of noncontrolling interests in the Operating Partnership in exchange for shares of company common stock at fair value in accordance with ASC Topic 810. These transactions result in a reduction in the noncontrolling interest of common unitholders in the Operating Partnership and a corresponding increase in equity in the accompanying consolidated balance sheet at the date of conversion. In accordance with guidance in ASC Topic 810 the noncontrolling interest in the Operating Partnership is carried at the greater of its redemption value or net book value.

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

Recently issued and adopted ASC guidance

The Company adopted new guidance in ASC Topic 810, “Consolidation,” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and requires companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not impact the Company’s financial position or results of operations.

Post Properties, Inc.	73

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

2.	REAL ESTATE ACTIVITIES

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. There were no apartment communities or land parcels classified as held for sale at December 31, 2010. In 2009 and 2008, income from discontinued operations included the results of operations of seven communities sold in 2009 and 2008 through their sale dates.

The revenues and expenses of these communities in 2009 and 2008 were as follows:

	Year ended December 31,
	2009	2008
Revenues
Rental	$7,955	$26,795
Other property revenues	510	1,505

Total revenues	8,465	28,300

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	2,816	9,729
Depreciation	-	2,113
Interest	777	3,916

Total expenses	3,593	15,758

Income from discontinued property operations	$4,872	$12,542

In 2010, the Company sold two land parcels, located in Tampa, Florida and Raleigh, North Carolina, for net proceeds of approximately $8,888. No gain or loss was recognized, as the land parcels were previously recorded as held for sale at their fair values. In 2009, the Company recognized net gains in discontinued operations of $79,366 from the sale of three apartment communities, containing 1,328 units. These sales generated aggregate net proceeds of approximately $148,553. In 2008, the Company recognized net gains in discontinued operations of $75,204 from the sale of four apartment communities, containing 1,093 units. These sales generated aggregate net proceeds of approximately $132,391.

Condominium activities

At December 31, 2010, the Company held investments in two wholly owned condominium communities that were substantially complete and available for sale. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally containing 148 condominium units, and had an aggregate carrying value of $55,432 at December 31, 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally containing 129 condominium units, and had an aggregate carrying value of $26,827 at December 31, 2010. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for sale and under construction.” As further discussed below, the Atlanta Condominium Project became a wholly owned community in September 2010 through a series of transactions which included a distribution of the assets to the Company from an entity previously accounted for as an unconsolidated entity.

Additionally, in the first half of 2010, the Company completed the sell out of condominium units at its remaining condominium conversion communities. The revenues, costs and expenses associated with consolidated condominium activities included in continuing operations in 2010, 2009 and 2008 was as follows:

	Year ended December 31,
	2010	2009	2008
Condominium revenues	$68,500	$21,999	$35,178
Condominium costs and expenses	(62,339)	(18,518)	(32,426)

Net gains on sales of condominiums	$6,161	$3,481	$2,752

Post Properties, Inc.	74

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In 2008, gains on sales of real estate assets included in discontinued operations also included net gains totaling $31 from condominium sales activities at one condominium conversion community. This community completed the sell out of its units in 2007.

In the second quarter of 2010, the Austin Condominium Project was classified as held for sale for financial reporting purposes. As a result, the Company recorded an impairment charge of $34,691 in the second quarter based on the amount by which the carrying value of the community exceeded its fair value. For the year ended December 31, 2010, the Company closed 53 condominium unit sales at this community.

In the third quarter of 2010 and as discussed in note 3, the condominium portion of a mixed-use development, the Atlanta Condominium Project, and associated liabilities (including construction indebtedness) were conveyed to a majority owned entity of the Company in full redemption of the entity’s equity investment in the mixed-use limited partnership that was developing the project. As part of the transaction, a separate wholly owned subsidiary of the Company acquired the lenders’ interest in the construction indebtedness of the Atlanta Condominium Project and adjacent land and infrastructure. Subsequent to the distribution of the construction indebtedness, and in exchange for the release of the non-Company guarantors of the indebtedness, the Company acquired the remaining noncontrolling interest in the consolidated entity that owned the Atlanta Condominium Project and the related Land LLC, discussed below. As a result of these transactions, the Company wholly owns and consolidates the Atlanta Condominium Project for financial reporting purposes (see note 3 for related discussion).

Also, as part of the conveyance of the condominium assets and liabilities to the Company, the Company also modified its licensing and branding arrangement with the third party licensor for the Atlanta Condominium Project. This modified arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 2013 (previously September 2012), at which point, subject to a potential further extension, the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales of the Atlanta Condominium Project. In exchange for the extension of the outside payment date and the removal of a transfer fee that would have been payable upon the resale of every condominium unit, the Company increased its guaranty to 100% from 50% of the payment of the licensing fee, and guaranteed the payment of condominium assessments on Company-owned units. As a result, the contractual obligation related to the licensing fee arrangement was recorded as an accrued liability at its estimated fair value. The carrying value of the contractual obligation was $5,716 at December 31, 2010.

In periods prior to September 2010, the Company also held a majority interest in a related limited liability company (the “Land LLC”) that owned land and its related infrastructure adjacent to the Atlanta Condominium Project discussed above for future investment. As part of the transactions described above and in note 3 related to the Atlanta Condominium Project, the Company also acquired all of the remaining noncontrolling interests in the Land LLC, an entity previously consolidated for financial reporting purposes. The consolidation of the Land LLC in prior years resulted in the consolidation of land, which was determined to be non-recoverable and fully impaired in the second quarter of 2009, and the consolidation of a portion of the construction indebtedness (which was subsequently acquired from the lenders by a subsidiary of the Company as discussed above) totaling $8,153 (see note 4). In 2009, the Company recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling interest in the entity, relating to the land.

Acquisitions

The Company did not acquire any apartment communities in 2010, 2009 or 2008.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At December 31, 2010, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company holds 25% to 35% equity interests in these Apartment LLCs.

Post Properties, Inc.	75

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2010 and 2009, the Company’s investment in the 35% owned Apartment LLCs totaled $7,671 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,762 at December 31, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at December 31, 2010 and 2009 reflects a credit investment of $15,384 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The Company provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2010	2009
Real estate assets, net of accumulated depreciation of $35,520 and $27,961 at December 31, 2010 and 2009, respectively	$250,651	$257,063
Cash and other	6,518	5,349

Total assets	$257,169	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	2,459	2,464

Total liabilities	208,955	208,960
Members’ equity	48,214	53,452

Total liabilities and members’ equity	$257,169	$262,412

Company’s equity investment in Apartment LLCs (1)	$(7,713)	$(6,564)

(1)	At December 31, 2010 and 2009, the Company’s equity investment includes its credit investments of $15,384 and $14,886, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2010	2009	2008
Revenues
Rental	$26,219	$26,268	$27,138
Other property revenues	1,989	1,895	1,760
Other	-	3	52

Total revenues	28,208	28,166	28,950

Expenses
Property operating and maintenance	11,607	11,577	11,497
Depreciation and amortization	6,744	6,619	7,622
Interest	11,977	11,977	10,820

Total expenses	30,328	30,173	29,939

Loss from continuing operations	(2,120)	(2,007)	(989)
Income from discontinued operations	-	-	119

Net loss	$(2,120)	$(2,007)	$(870)

Company’s share of net income	$635	$532	$1,309

Income from discontinued operations in 2008 represents the operating results at a condominium conversion community, previously held by another limited liability company, which completed its sell out in 2007.

At December 31, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage

Post Properties, Inc.	76

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

Condominium LLCs

In periods through September 2010, the Company and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors.

In September 2010 and as discussed in note 2, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Company and its partner in full redemption of their interest in the Mixed-Use LP. As part of the transaction, a separate subsidiary of the Company acquired the construction indebtedness of the Atlanta Condominium Project and Land LLC for aggregate consideration of $49,793, effectively extinguishing the indebtedness. The net condominium assets and associated construction indebtedness were distributed at their fair values. As a result of this distribution, equity in income of unconsolidated real estate entities includes a gain of $23,596, net of transaction expenses and income taxes, related to the construction indebtedness, partially offset by an impairment loss of $5,492 related to the condominium assets. The Company also recognized a debt extinguishment gain of $2,845 on the related debt retirement associated with the consolidated Land LLC (see note 4).

At December 31, 2009, the Company’s consolidated investment in the Mixed-Use LP reflected a credit investment of $39,820. This credit investment was included in consolidated liabilities on the accompanying consolidated balance sheet. The credit investment primarily resulted from the recognition of the impairment loss recorded in 2009, which encompassed the write-off of the Company’s investment in the Mixed-Use LP and also encompassed the recognition of the Company’s maximum potential limited recourse obligations under the construction loan guarantees and the licensing and branding arrangement discussed in note 2. The write-off of the Company’s investment and recognition of guarantee liabilities in the second quarter of 2009 resulted, in part, from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling interest in the Mixed-Use LP, related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. In addition, the Company recognized losses of $246 for the year ended December 31, 2009.

A Summary of financial information for the Mixed-Use LP through September 2010 was as follows:

	Period ended September 24, 2010	Year ended December 31,
Mixed-Use LP - Income Statement Data		2009	2008
Rental and other revenues	$90	$-	$-

Expenses
Property operating and maintenance	402	653	213
Depreciation and amortization	1,071	-	-
Interest	175	-	-
Impairment charges	-	71,679	-

Total expenses	1,648	72,332	213

Gain on distribution of assets / liabilities at fair value	20,049	-	-

Net income (loss)	$18,491	$(72,332)	$(213)

Company’s share of net income (loss)	$18,104	$(74,979)	$(85)

Post Properties, Inc.	77

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Mixed-Use LP - Balance Sheet Data	December 31, 2009
Real estate assets, including construction in progress	$114,508
Cash and other	302

Total assets	$114,810

Construction note payable	$124,944
Other liabilities	11,661

Total liabilities	136,605
Members’ deficit	(21,795)

Total liabilities and members’ deficit	$114,810

4.	INDEBTEDNESS

At December 31, 2010 and 2009, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	December 31,
				2010	2009
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2011-2017 (1)	$385,412	$335,917
Unsecured Lines of Credit	N/A	- (2)	2011 (2)	-	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019 (3)	647,837	648,690
Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011	-	8,153

Total				$1,033,249	$992,760

(1)	Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% mature in 2011. The remaining unsecured notes mature between 2012 and 2017.
(2)

Stated rate for the Syndicated Line of Credit is LIBOR + 0.80%. Stated rate for the Cash Management Line of Credit is LIBOR + 2.50%. See discussion below relating to the refinancing of the lines of credit in January 2011, at which time the stated rate was changed to LIBOR + 2.30%.

(3)	There are no maturities of secured notes in 2011. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2011	$13,123
2012	100,104
2013	186,606
2014	188,644
2015	124,205
Thereafter	420,567

$1,033,249

Debt issuances, retirements and modifications

2010

In September 2010, as more fully discussed in notes 2 and 3, the Company retired the outstanding balance of the secured variable rate construction indebtedness of $77,470 ($69,317 relating to the Atlanta Condominium Project and $8,153 relating to the Land LLC) for aggregate consideration of $49,793 and recognized net gains in connection with the transaction.

In October 2010, the Company issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Company’s revolving credit facilities and to repay $100,505 of 7.70% senior unsecured notes that matured in December 2010. The remainder of the proceeds was used for general corporate purposes.

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

Unsecured lines of credit

At December 31, 2010, the Company utilized a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Company amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Company. In addition, the Company exercised its extension option in accordance with the agreement for an additional one-year period to April 2011. The Syndicated Line had a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line required the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. In connection with the above mentioned amendments and extension, the Company paid fees and expenses of $860 in 2010.

Post Properties, Inc.	79

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In January 2011, the Company entered into a new $300,000 syndicated unsecured line of credit (the “New Syndicated Line”). The New Syndicated Line has a stated interest rate of LIBOR plus 2.30% and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities, LLC. The New Syndicated Line requires the payment of annual facility fees equal to 0.45% of the aggregate loan commitment. The New Syndicated Line matures in January 2014 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions in the agreement. The New Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the New Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The New Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the New Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The New Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The New Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At December 31, 2010, the Company had issued letters of credit to third parties totaling $2,215 under this facility. In connection with the refinancing of the New Syndicated Line in January 2011, the Company paid fees and expenses of approximately $3,700.

Additionally, at December 31, 2010, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. that carried a stated interest rate of LIBOR plus 2.50% and matured in April 2011. In January 2011, the Company entered into an amended and restated $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the New Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $6,927, $12,259 and $12,406 for the years ended December 31, 2010, 2009 and 2008, respectively), aggregated $60,589, $66,016 and $64,080 for the years ended December 31, 2010, 2009 and 2008, respectively.

Debt compliance and other

The Company’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to total unsecured debt may not be less than 0.115 to 1.0 and the ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at December 31, 2010.

The aggregate net book value at December 31, 2010 of property pledged as collateral for indebtedness amounted to approximately $597,575.

Post Properties, Inc.	80

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2010	2009
Deferred financing costs	$9,535	$12,968
Other	6,822	6,429

	16,357	19,397
Less: accumulated amortization	(8,293)	(11,032)

	$8,064	$8,365

6.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the year ended December 31, 2010, sales of common stock under this program totaled 41 shares for proceeds of $1,121, net of underwriting discount of $23. The Company has and expects to use the proceeds from this program for general corporate purposes, including the redemption of the Series B preferred stock discussed below.

In December 2010, the Company’s board of directors adopted a new stock and unsecured note repurchase program under which the Company may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. There were no shares of common stock repurchased in 2010 or 2009 under a previous stock repurchase program which expired on December 31, 2010. The Company made repurchases of preferred stock in 2010 under the previous stock repurchase program as described below.

In 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,098 after deducting the underwriting discount and offering expenses. The Company used a portion of the net proceeds to repay and repurchase indebtedness. The remaining net proceeds were used for general corporate purposes.

Preferred stock

At December 31, 2010, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price(1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)

Series A	868	$50.00	10/01/26	$50.00	8-1/2%	$4.25
Series B	1,983	$25.00	(2)	$25.00	7-5/8%	$1.91

(1)	The redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.
(2)	The Series B preferred stock became redeemable at the Company’s option in 2007.

In 2010, the Company repurchased preferred stock with a liquidation value of approximately $2,037 under a Rule 10b5-1 plan. The Company expects to redeem its 7-5/8 % Series B preferred stock in March 2011 for its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date.

Post Properties, Inc.	81

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Computation of earnings (loss) per common share

In 2010, 2009 and 2008, basic and diluted earnings per common share for the loss from continuing operations attributable to common shareholders were computed as follows:

	Year ended December 31,
	2010	2009	2008
Loss from continuing operations attributable to common shareholders (numerator):
Loss from continuing operations	$(6,991)	$(95,727)	$(96,147)
Noncontrolling interests - consolidated real estate entities	(20)	8,218	(395)
Noncontrolling interests - Operating Partnership - continuing operations	51	452	719
Preferred stock dividends	(7,503)	(7,637)	(7,637)
Preferred stock redemption costs	(44)	-	-
Unvested restricted stock (allocation of earnings)	65	29	18

Loss from continuing operations attributable to common shareholders	$(14,442)	$(94,665)	$(103,442)

Common shares (denominator):
Weighted average shares outstanding - basic	48,483	45,179	44,009
Dilutive shares from stock options (1)	-	-	-

Weighted average shares outstanding - diluted (1)	48,483	45,179	44,009

Per-share amount:
Basic	$(0.30)	$(2.10)	$(2.35)

Diluted	$(0.30)	$(2.10)	$(2.35)

(1)

In 2010, 2009 and 2008, the potential dilution from the Company’s outstanding stock options of 149, 23 and 126 shares was antidilutive to the loss from continuing operations per share calculation. As such, this amount was excluded from weighted average shares.

In 2010, 2009 and 2008, stock options to purchase 1,916, 2,516 and 2,382 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810, the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2010, the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

In 2010, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of noncontrolling interests:

	Year ended December 31,
	2010	2009	2008
Loss from continuing operations	$(6,960)	$(87,057)	$(95,823)
Income from discontinued operations	-	83,834	87,171

Net loss attributable to the Company	$(6,960)	$(3,223)	$(8,652)

Post Properties, Inc.	82

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

A roll-forward of activity relating to the Company’s redeemable common units for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
Redeemable common units, beginning of period	$3,402	$4,410	$16,508
Comprehensive income
Net loss	(51)	(48)	(113)
Net change in derivative value	-	10	15

Total comprehensive loss	(51)	(38)	(98)
Conversion of redeemable common units for shares	(74)	(772)	-
Adjustment for ownership interest of redeemable common units	7	(129)	(5,434)
Stock-based compensation	11	20	34
Distributions to common unitholders	(137)	(157)	(446)
Adjustment to redemption value of redeemable common units	3,034	68	(6,154)

Redeemable common units, end of period	$6,192	$3,402	$4,410

7.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In 2010, the Company recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated Austin Condominium Project and recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see notes 2 and 13). In 2010, the Company also recorded impairment losses of $5,492 through its equity in earnings of unconsolidated entities related to the distribution of the Atlanta Condominium Project to the Company at fair value (see note 3).

In 2009, the Company recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) through its equity in earnings of unconsolidated entities to write-down the carrying value of its investment in the unconsolidated Atlanta Condominium Project and an adjacent parcel of land (see notes 2 and 3). In 2009, the Company also recorded severance charges of $4,764 related to a headcount reduction, partially offset by income of $915 related to a reduction in estimated costs associated with hurricane damage sustained in 2008.

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

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for 2010, 2009 and 2008:

	2010	2009	2008
Accrued severance charges, beginning of year	$7,671	$9,405	$11,215
Severance charges	-	-	353
Payments for period	(2,671)	(2,292)	(2,895)
Interest accretion	441	558	732

Accrued severance charges, end of year	$5,441	$7,671	$9,405

Post Properties, Inc.	83

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (three to six years).

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the Company’s taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2007 through 2009. Net income tax loss carryforwards and other tax attributes generated in years prior to 2007 are also subject to challenge in any examination of the 2007 to 2009 tax years. In 2008, the Company received notice that its TRSs’ federal income tax return for 2005 had been selected for Internal Revenue Service examination. In 2009, the IRS concluded its examination of the TRSs 2005 tax return that began in late 2008, resulting in additional federal and state taxes and interest of $12.

As of December 31, 2010 and 2009, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2010 and 2009 were not material to the Company’s results of operations, cash flows or financial position.

Reconciliation of net income (loss) available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income (loss) and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income (loss) in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income (loss) to taxable income for 2010, 2009 and 2008 is detailed below.

	2010 (Estimate)	2009 (Actual)	2008 (Actual)
Net income (loss) available to the Company	$(6,960)	$(3,223)	$(8,652)
Add (subtract) net loss (income) of taxable REIT subsidiaries	11,145	78,393	52,227

Adjusted net income (loss) available to the Company	4,185	75,170	43,575
Book/tax depreciation difference	(1,860)	929	(7,065)
Book/tax difference on gains from real estate sales	(4,249)	998	(24,470)
Book/tax difference on stock-based compensation	(2,784)	844	1,824
Book/tax difference relating to real estate asset carrying values	(10,848)	(31,504)	39,314
Other book/tax differences, net	(4,857)	(3,793)	3,478

Taxable income of the Company before allocation of taxable capital gains	(20,413)	42,644	56,656
Income taxable as capital gains	-	(75,670)	(54,548)

Taxable ordinary income (loss) of the Company	$(20,413)	$(33,026)	$2,108

Post Properties, Inc.	84

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Amount (1)	%(1)	Amount (1)	%(1)	Amount (1)	%(1)
Capital gains	$-	-%	$0.51	63.2%	$0.50	27.7%
Unrecaptured Section 1250 gains	-	-	0.04	5.3	0.58	32.3
Ordinary income	-	-	-	-	0.25	14.1
Return of capital	0.80	100.0	0.25	31.5	0.47	25.9

	$0.80	100.0%	$0.80	100.0%	$1.80	100.0%

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

As of December 31, 2010, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was higher than the net assets as reported in the Company’s consolidated financial statements by $64,428.

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of the TRSs for 2010, 2009 and 2008 is comprised of the following:

	2010	2009	2008
Current tax expense (benefit)
Federal	$(958)	$(207)	$590
State	371	19	74

	(587)	(188)	664

Deferred tax expense
Federal	958	409	184
State	132	4	26

	1,090	413	210

Total income tax expense	$503	$225	$874

No deferred tax benefit was recognized for temporary differences originating in 2010, 2009 and 2008 based on a determination that additional deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2010, 2009 and 2008, deferred tax expense primarily resulted from an adjustment to the Company’s valuation allowances resulting from actual or expected carryback claims to prior years. Net valuation allowances increased approximately $6,459, $29,876 and $20,964 in 2010, 2009 and 2008, respectively. Aggregate valuation allowances at December 31, 2010 and 2009 are reflected in the table below.

Other than the impact of state income taxes and the creation of valuation allowances for all originating net deferred tax asset temporary differences, the income tax expense of the TRSs for 2010 and 2009 was consistent with the federal statutory rate of 35%.

Post Properties, Inc.	85

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets
Real estate asset basis differences	$57,752	$48,298
Income tax loss carryforwards	5,094	-
Cost capitalization/recognition	2,183	5,534
Deferred interest	2,278	994
Accrued liabilities and other	183	355

	67,490	55,181

Deferred tax liabilities
Cancellation of debt income	(6,939)	-
Amortization	(797)	(797)

	(7,736)	(797)

Net deferred tax assets, before valuation allowances	59,754	54,384
Valuation allowances	(60,456)	(53,997)

Net deferred tax assets (liabilities)	$(702)	$387

At December 31, 2010 and 2009, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows (there were no stock options granted in 2008):

	2010	2009
Dividend yield	4.4%	6.6%
Expected volatility	41.6%	35.4%
Risk-free interest rate	2.8%	2.2%
Expected option life	6 years	6 years

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In 2010 and 2009, the Company granted stock options to purchase 66 and 346, respectively, of Company common stock to Company officers and directors. There were no stock options granted in 2008. In 2010, 2009 and 2008, the Company recorded compensation expense related to stock options of $317, $1,198 and $1,329, respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2010, 2009 and 2008, is presented below.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,516	$31	2,382	$34	2,455	$34
Granted	66	18	346	12	-	-
Exercised	(267)	20	-	-	(39)	37
Forfeited	-	-	-	-	(2)	35
Expired	(247)	38	(212)	36	(32)	35

Outstanding at end of year	2,068	31	2,516	31	2,382	34

Options exercisable at year-end	1,834	33	2,220	33	2,189	33

Weighted-average fair value of options granted during the year	$5.08		$2.09		$-

At December 31, 2010, there was $407 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $2,827, $0 and $194, respectively. The aggregate intrinsic value of stock options outstanding, exercisable and expected to vest at December 31, 2010 was $15,018, $9,768 and $14,771, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at December 31, 2010 were 3.5 years, 2.9 years and 3.5 years, respectively. Stock options expected to vest at December 31, 2010 totaled 2,057 at a weighted average exercise price of $31.

At December 31, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,040 options outstanding with exercise prices ranging from $12.22 to $27.98. These options have a weighted average exercise price of $23 and a weighted average remaining contractual life of 3.9 years. Of these outstanding options, 806 were exercisable at December 31, 2010 at a weighted average exercise price of $26. In addition, there were 1,028 options outstanding with exercise prices ranging from $28.82 to $48.00. These options had a weighted average exercise price of $39 and a weighted average remaining contractual life of 3.1 years. Of these outstanding options, 1,028 were exercisable at December 31, 2010 at a weighted average exercise price of $39.

In 2010, 2009 and 2008, the Company granted 98, 127 and 111 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2010, 2009 and 2008 was $20.43, $13.44 and $34.66 per share, respectively. The total value of the restricted share grants in 2010, 2009 and 2008 were $2,002, $1,708 and $3,848, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $2,309, $3,040 and $3,611 in 2010, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock in 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning or period	132	$21	128	$33	119	$35
Granted	98	20	127	13	111	35
Vested	(101)	22	(120)	26	(102)	38
Forfeited	-	-	(3)	22	-	-

Unvested shares, end of period	129	19	132	21	128	33

Post Properties, Inc.	87

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

At December 31, 2010, there was $2,274 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted shares vested in 2010, 2009 and 2008 was $3,561, $2,281 and $2,041, respectively.

In 2009, the Company suspended awards under a Shareholder Value Plan. In connection with such suspension, participating Company officers agreed to terminate their unvested rights to receive a cash award for two remaining performance periods in exchange for a cash payment of approximately $794. Such amount was accrued in prior periods.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $384, $281 and $122 in 2010, 2009 and 2008, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2010, 2009 and 2008. Company contributions of $655, $700 and $772 were made to the 401K Plan in 2010, 2009 and 2008, respectively. In January 2011 and 2010, contributions related to 2010 and 2009, respectively, were made in the Company’s common stock.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, two ground leases expiring in 2038 and 2074 for two separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2010, were as follows:

2011	$1,163
2012	1,161
2013	923
2014	829
2015	840
2016 and thereafter	74,098

The Company incurred $5,202, $6,025 and $7,266 of rent expense, including rent expense under short-term rental and lease arrangements, in 2010, 2009 and 2008, respectively.

As discussed below in “Legal proceedings,” in November 2010, the land under the Company’s and Federal Realty Investment Trust’s (“Federal”) Pentagon Row project was transferred to the Company and Federal, and the former ground leases were terminated. The Company paid approximately $8,800 for its interest in the property, which for financial reporting purposes was offset by a similar amount of accrued straight-line ground rent, previously recorded relating to the former ground leases. Other than the recognition of income of approximately $723 from the reimbursement of a portion of the ground lease payments the Company incurred subsequent to the initial court ruling, the Company recognized no additional gain (loss) as a result of this transaction.

Post Properties, Inc.	88

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company and the Operating Partnership filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

In September 2008, the Company, the Operating Partnership and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s, the Operating Partnership’s and Federal’s Pentagon Row project without first giving the Company, the Operating Partnership and Federal the opportunity to purchase the fee interest in that land as required by the rights of first offer (“ROFOs”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the trial court issued a final order ruling that Vornado failed to comply with the ROFOs and as a result, breached the contract, and ordered Vornado to sell to the Company, the Operating Partnership and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court to appeal the trial court’s finding, and on November 1, 2010, the Virginia Supreme Court denied Vornado’s petition. On November 22, 2010, pursuant to the terms of the trial court’s final order, the land under Pentagon Row was transferred to the Company, the Operating Partnership and Federal collectively.

The Company and Operating Partnership are involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and the Operating Partnership believes that any resolution of pending proceedings or liability to the Company or the Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company or Operating Partnership’s results of operations or financial position.

Post Properties, Inc.	89

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

12.	RELATED PARTY TRANSACTIONS

In 2010, 2009 and 2008, the Company held investments in Apartment LLC’s accounted for under the equity method of accounting (see note 3). In 2010, 2009 and 2008, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,894, $3,489 and $3,988, respectively, from these related companies. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2010 and 2009, the Company had outstanding loan balances to certain current and former company executives totaling $165 and $805, respectively. These loans mature in 2011 and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2010 and 2009, the Company had outstanding an additional loan to a company executive totaling $100 and $200, respectively. This loan bears interest at 6.32% per annum. So long as the executive continued to be employed by the Company, the loan was forgiven annually over a ten year period, maturing in 2011, as defined in the agreement. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years for the period ended December 31, 2010.

13.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2010. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment purposes using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

In 2010, the Company’s consolidated condominium community in Austin, Texas began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation model, the Company wrote down the carrying value of the community to its estimated fair value of $85,378 (at June 30, 2010) using Level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see note 2). In addition, in 2010, the Company wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using Level 3 inputs, and recorded an impairment charge of $400.

Finally, in 2010, an unconsolidated entity distributed net condominium assets and construction indebtedness to the Company in settlement of the Company’s equity investment in the entity (see notes 2 and 3). In connection with their distribution to the Company (in September 2010), the unconsolidated entities’ condominium assets and construction indebtedness were written down to their fair values of $28,402 and $44,553, respectively. The unconsolidated entities’ condominium assets were valued using Level 3 inputs, primarily a discounted cash flow model, and the unconsolidated entities’ construction indebtedness was valued using Level 2 inputs, primarily comparable market data. In addition, the Company recorded a contractual license fee obligation associated with the same transaction at fair value of $5,716 at December 31, 2010. The contractual obligation was valued using Level 3 inputs, primarily a discounted cash flow model.

Post Properties, Inc.	90

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Company’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In March 2009, the Company early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement was recognized in the consolidated statement of operations as other expense of $239 in 2008 and other income of $874 in 2009 through the swap termination date. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on this interest rate swap and an additional ineffective interest rate swap, terminated in prior years, over the remaining lives of the swaps in accordance with ASC Topic 815. Total amortization expense related to these swaps was $2,141 in 2008 and $658 in 2009 through the swap termination date in March 2009. Upon termination of the associated indebtedness, the remaining unamortized loss on these swaps of $1,161 was recognized as a loss and the loss was included in the net gain (loss) from debt extinguishment on the consolidated statement of operations in 2009.

14.	SEGMENT INFORMATION

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

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2009.

•

Development and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under ASC Topic 360 (see note 1).

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2010, 2009 and 2008. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2010	2009	2008
Revenues
Fully stabilized communities	$233,568	$237,105	$246,261
Communities stabilized during 2009	14,288	11,614	8,690
Development and lease-up communities	15,538	5,072	537
Condominium conversion and other communities	-	131	641
Other property segments	20,749	21,329	24,782
Other	995	1,072	1,029

Consolidated revenues	$285,138	$276,323	$281,940

Contribution to Property Net Operating Income
Fully stabilized communities	$137,429	$139,753	$146,341
Communities stabilized during 2009	8,743	5,734	2,844
Development and lease-up communities	7,595	438	(294)
Condominium conversion and other communities	-	73	373
Other property segments, including corporate management expenses	(1,002)	(2,405)	(3,632)

Consolidated property net operating income	152,765	143,593	145,632

Interest income	841	245	667
Other revenues	995	1,072	1,029
Depreciation	(74,497)	(74,442)	(63,530)
Interest expense	(54,613)	(52,377)	(48,863)
Amortization of deferred financing costs	(2,987)	(3,079)	(3,473)
General and administrative	(16,443)	(16,296)	(16,808)
Investment and development	(2,415)	(4,114)	(5,131)
Other investment costs	(2,417)	(2,107)	(1,384)
Strategic review costs	-	-	(8,161)
Impairment, severance and other charges	(35,091)	(13,507)	(98,862)
Gains on condominium sales activities, net	6,161	3,481	2,752
Equity in income (loss) of unconsolidated real estate entities	18,739	(74,447)	1,224
Other expense, net	(874)	(432)	(1,239)
Net gain (loss) on extinguishment of indebtedness	2,845	(3,317)	-

Loss from continuing operations	(6,991)	(95,727)	(96,147)
Income from discontinued operations	-	84,238	87,777

Net loss	$(6,991)	$(11,489)	$(8,370)

Post Properties, Inc.	92

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 were as follows:

In 2010, the assets and liabilities of a previously unconsolidated entity were distributed to the Company in full settlement of the Company’s equity interest in the unconsolidated entity (see notes 2 and 3). This transaction resulted in increases in condominiums for-sale and other assets of $27,343, cash of $28, indebtedness of $44,553 and accounts payable and accrued expenses of $3,029. This was a non-cash transaction.

In 2010, 2009 and 2008, Common Units in the Operating Partnership totaling 3, 45 and 251, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s equity offering, employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company equity in the amounts of $67, $901 and $5,434 in 2010, 2009 and 2008, respectively.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. The Operating Partnership committed to distribute $9,814, $9,724 and $8,888 for the quarters ended December 31, 2010, 2009 and 2008, respectively. As a result, the Company declared dividends of $9,780, $9,689 and $8,844 for the quarters ended December 31, 2010, 2009 and 2008, respectively. The remaining distributions from the Operating Partnership in the amount of $34, $35 and $44 for the quarters ended December 31, 2010, 2009 and 2008, respectively, were accrued for the noncontrolling interests in the Operating Partnership.

In 2010, 2009 and 2008, the Company issued common shares for director compensation, totaling $97, $89 and $665, respectively. In addition, in the first quarter of 2011 and 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan for 2010 and 2009 totaling $655 and $700, respectively. These were non-cash transactions.

In 2010, 2009 and 2008, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,101, $2,024 and $1,655, respectively. In addition, in 2010, the Company and the Company’s taxable REIT subsidiaries received income tax refunds from federal and state taxing authorities totaling $2,201.

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

Post Properties, Inc.	93

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.	OTHER INCOME (EXPENSE)

In 2010, 2009 and 2008, other expense included state franchise taxes of $580, $614 and $570, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In addition for 2010, other income (expense) included impairment losses related to certain corporate assets of $1,165 partially offset by expense increases of $517 related to the settlement of a legal matter associated with a former ground lease (see note 11), income of $168 related to a technology investment and adjustments to certain prior year loss accruals of $187. Other expense in 2009 also primarily included expenses of $459 related to the Company’s exterior remediation project, the write-off of pursuit costs associated with an abandoned secured financing arrangement of $187, partially offset by non-cash income of $874 for the mark-to-market of an ineffective interest rate swap agreement. Other expense in 2008 also primarily included a non-cash expense related to the mark-to-market of an interest rate swap agreement of $239, expenses of approximately $202 related to the Company’s exterior remediation project and $141 due to the early extinguishment of indebtedness.

17.	SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In January 2011, the Company entered into new syndicated line of credit and cash management line of credit arrangements, as more fully described in note 4. The Company also called for redemption in full of its outstanding shares of Series B preferred stock, as more fully discussed in note 6.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2010 and 2009 was as follows:

	Year ended December 31, 2010
	First	Second	Third	Fourth
Revenues	$69,143	$70,831	$72,895	$72,269

Income (loss) from continuing operations	(1,127)	(33,753)	23,595	4,294
Income from discontinued operations	-	-	-	-

Net income (loss)	(1,127)	(33,753)	23,595	4,294
Noncontrolling interests	(50)	125	(62)	18
Dividends to preferred shareholders	(1,890)	(1,878)	(1,864)	(1,871)
Preferred stock redemption costs	(8)	(37)	1	-

Net income (loss) available to common shareholders	$(3,075)	$(35,543)	$21,670	$2,441

Earnings (loss) per common share:
Net income (loss) available to common shareholders - basic	$(0.06)	$(0.73)	$0.44	$0.05
Net income (loss) available to common shareholders - diluted	$(0.06)	$(0.73)	$0.44	$0.05

	Year ended December 31, 2009
	First	Second	Third	Fourth
Revenues	$69,178	$69,118	$69,388	$68,639

Income (loss) from continuing operations	(361)	(83,963)	(2,472)	(8,931)
Income from discontinued operations	2,609	26,768	54,861	-

Net income (loss)	2,248	(57,195)	52,389	(8,931)
Noncontrolling interests	74	8,400	(254)	46
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common shareholders	$413	$(50,705)	$50,226	$(10,794)

Earnings (loss) per common share:
Net income (loss) available to common shareholders - basic	$0.01	$(1.14)	$1.13	$(0.22)
Net income (loss) available to common shareholders - diluted	$0.01	$(1.14)	$1.13	$(0.22)

In the second quarter of 2010, the increased loss from continuing operations resulted from asset impairment charges. In the third quarter of 2010, the increased income from continuing operations resulted from higher equity in earnings from unconsolidated entities due to debt extinguishment gains, partially offset by asset impairment charges.

In the second and third quarter of 2009, income from discontinued operations increased primarily due to gains on sales of apartment communities in these periods. In the second and fourth quarters of 2009, the increased loss from continuing operations resulted from asset impairment charges and severance charges in those periods.

Post Properties, Inc.	94

Post Apartment Homes, L.P.

Consolidated Financial Statements

December 31, 2010 and 2009

Post Apartment Homes, L.P.	95

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of

Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 28, 2011

Post Apartment Homes, L.P.	97

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2010	2009
Assets
Real estate assets
Land	$285,005	$283,217
Building and improvements	2,028,580	1,983,839
Furniture, fixtures and equipment	240,614	230,271
Construction in progress	25,734	28,274
Land held for future investment	72,697	93,899

	2,652,630	2,619,500
Less: accumulated depreciation	(692,514)	(625,391)
Condominiums, for-sale and under construction	82,259	107,366
Assets held for sale	-	5,045

Total real estate assets	2,042,375	2,106,520
Investments in and advances to unconsolidated real estate entities	7,671	8,322
Cash and cash equivalents	22,089	13,347
Restricted cash	5,134	11,177
Deferred charges, net	8,064	8,365
Other assets	29,446	29,698

Total assets	$2,114,779	$2,177,429

Liabilities and equity
Indebtedness	$1,033,249	$992,760
Accounts payable and accrued expenses	66,977	79,815
Investments in unconsolidated real estate entities	15,384	54,706
Distributions payable	9,814	9,724
Accrued interest payable	5,841	4,890
Security deposits and prepaid rents	10,027	16,079

Total liabilities	1,141,292	1,157,974

Redeemable common units	6,192	3,402

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	92,963	95,000
Common units
General partner	10,354	10,786
Limited partner	863,773	909,333

Total Operating Partnership equity	967,090	1,015,119
Noncontrolling interests - consolidated real estate entities	205	934

Total equity	967,295	1,016,053

Total liabilities and equity	$2,114,779	$2,177,429

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	98

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2010	2009	2008
Revenues
Rental	$268,090	$260,048	$266,204
Other property revenues	16,053	15,203	14,707
Other	995	1,072	1,029

Total revenues	285,138	276,323	281,940

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	131,378	131,658	135,279
Depreciation	74,497	74,442	63,530
General and administrative	16,443	16,296	16,808
Investment and development	2,415	4,114	5,131
Other investment costs	2,417	2,107	1,384
Strategic review costs	-	-	8,161
Impairment, severance and other costs	35,091	13,507	98,862

Total expenses	262,241	242,124	329,155

Operating income (loss)	22,897	34,199	(47,215)
Interest income	841	245	667
Interest expense	(54,613)	(52,377)	(48,863)
Amortization of deferred financing costs	(2,987)	(3,079)	(3,473)
Net gains on condominium sales activities	6,161	3,481	2,752
Equity in income (loss) of unconsolidated real estate entities, net	18,739	(74,447)	1,224
Other expense	(874)	(432)	(1,239)
Net gain (loss) on extinguishment of indebtedness	2,845	(3,317)	-

Loss from continuing operations	(6,991)	(95,727)	(96,147)

Discontinued operations
Income from discontinued property operations	-	4,872	12,542
Gains on sales of real estate assets	-	79,366	75,235

Income from discontinued operations	-	84,238	87,777

Net loss	(6,991)	(11,489)	(8,370)
Noncontrolling interests - consolidated real estate entities	(20)	8,218	(395)

Net loss attributable to the Operating Partnership	(7,011)	(3,271)	(8,765)
Distributions to preferred unitholders	(7,503)	(7,637)	(7,637)
Preferred unit redemption costs	(44)	-	-

Net loss attributable to common unitholders	$(14,558)	$(10,908)	$(16,402)

Per common unit data - Basic
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations	-	1.86	1.98

Net loss attributable to common unitholders	$(0.30)	$(0.24)	$(0.37)

Weighted average common units outstanding - basic	48,655	45,382	44,316

Per common unit data - Diluted
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations	-	1.86	1.98

Net loss attributable to common unitholders	$(0.30)	$(0.24)	$(0.37)

Weighted average common units outstanding - diluted	48,655	45,382	44,316

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	99

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(In thousands, except per unit data)

						Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	Preferred Units		Common Units		Preferred Units	General Partner	Limited Partners
	(No. of Units	)	(No. of Units	)
Equity, December 31, 2007	2,900		44,295		$95,000	$11,329	$949,984	$(3,962)	$1,052,351	$3,972	$1,056,323
Comprehensive income
Net income (loss)	-		-		7,637	(164)	(16,125)	-	(8,652)	395	(8,257)
Net change in derivative value	-		-		-	-	-	2,161	2,161	-	2,161

Total comprehensive income (loss)									(6,491)	395	(6,096)
Contributions from the Company related to employee stock purchase, stock option and other plans	-		145		-	12	1,176	-	1,188	-	1,188
Adjustment for ownership interest of redeemable common units			-		-	-	5,452	(18)	5,434	-	5,434
Equity-based compensation	-		-		-	51	4,976	-	5,027	-	5,027
Distributions to preferred unitholders	-		-		(7,637)	-	-	-	(7,637)	-	(7,637)
Distributions to common unitholders ($1.55 per unit)	-		-		-	(688)	(67,708)	-	(68,396)	-	(68,396)
Consolidation of equity method investment	-		-		-	-	-	-	-	6,845	6,845
Distributions to noncontrolling interests-consolidated real estate entities	-		-		-	-	-	-	-	(2,992)	(2,992)
Adjustment to redemption value of redeemable common units	-		-		-	-	6,154	-	6,154	-	6,154

Equity, December 31, 2008	2,900		44,440		95,000	10,540	883,909	(1,819)	987,630	8,220	995,850
Comprehensive income
Net income (loss)	-		-		7,637	(109)	(10,751)	-	(3,223)	(8,218)	(11,441)
Net change in derivative value	-		-		-	-	-	1,819	1,819	-	1,819
Total comprehensive income (loss)									(1,404)	(8,218)	(9,622)

Contributions from the Company related to Company equity offering	-		4,025		-	681	67,417	-	68,098	-	68,098
Contributions from the Company related to employee stock purchase, stock option and other plans	-		156		-	2	217	-	219	-	219
Conversion of redeemable common units	-		-		-	-	772	-	772	-	772
Adjustment for ownership interest of redeemable common units			-		-	-	129	-	129	-	129
Equity-based compensation	-		-		-	45	4,454	-	4,499	-	4,499
Distributions to preferred unitholders	-		-		(7,637)	-	-	-	(7,637)	-	(7,637)
Distributions to common unitholders ($0.80 per unit)	-		-		-	(373)	(36,746)	-	(37,119)	-	(37,119)
Consolidation of equity method investment	-		-		-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests-consolidated real estate entities	-		-		-	-	-	-	-	(628)	(628)
Adjustment to redemption value of redeemable common units	-		-		-	-	(68)	-	(68)	-	(68)

Equity, December 31, 2009	2,900		48,621		$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	100

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners

Equity, December 31, 2009	2,900	48,621	$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	-	-	7,503	(145)	(14,318)	-	(6,960)	20	(6,940)

Total comprehensive income (loss)							(6,960)	20	(6,940)
Contributions from the Company related to sales of Company common stock	-	41	-	11	1,110	-	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-	422	-	59	5,849	-	5,908	-	5,908
Conversion of redeemable common units	-	-	-	-	74	-	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	-	-	(7)	-	(7)	-	(7)
Redemption of preferred units	(49)	-	(2,037)	-	16	-	(2,021)	-	(2,021)
Equity-based compensation	-	-	-	30	2,969	-	2,999	-	2,999
Distributions to preferred unitholders	-	-	(7,503)	-	-	-	(7,503)	-	(7,503)
Distributions to common unitholders ($0.80 per unit)	-	-	-	(391)	(38,600)	-	(38,991)	-	(38,991)
Acquisition of noncontrolling interests	-	-	-	4	381	-	385	(385)	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(364)	(364)
Adjustment to redemption value of redeemable common units	-	-	-	-	(3,034)	-	(3,034)	-	(3,034)

Equity, December 31, 2010	2,851	49,084	$92,963	$10,354	$863,773	$-	$967,090	$205	$967,295

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	101

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net loss	$(6,991)	$(11,489)	$(8,370)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	74,497	74,442	65,643
Amortization of deferred financing costs	2,987	3,079	3,473
Gains on sales of real estate assets, net	(6,161)	(83,072)	(78,861)
Other income, net	1,097	(215)	2,380
Asset impairment charges	35,091	9,658	90,558
Equity in loss (income) of unconsolidated entities, net	(18,739)	74,447	(1,224)
Distributions of earnings of unconsolidated entities	1,076	1,677	2,650
Deferred compensation	97	89	665
Equity-based compensation	3,010	4,519	5,061
Net (gain) loss on extinguishment of indebtedness	(2,845)	3,317	141
Changes in assets, decrease (increase) in:
Other assets	2,690	1,718	(39)
Deferred charges	(392)	(491)	(260)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	951	(603)	1,105
Accounts payable and accrued expenses	(9,248)	(6,938)	(1,472)
Security deposits and prepaid rents	(9)	(875)	(289)

Net cash provided by operating activities	77,111	69,263	81,161

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(62,120)	(124,100)	(154,017)
Net proceeds from sales of real estate assets	77,388	170,777	234,511
Capitalized interest	(6,927)	(12,259)	(12,406)
Property capital expenditures	(29,737)	(55,182)	(35,706)
Corporate additions and improvements	(570)	(379)	(692)
Investments in and advances to unconsolidated entities	(1,130)	(5,104)	(11,944)
Note receivable collections and other investments	776	1,376	1,981

Net cash provided by (used in) investing activities	(22,320)	(24,871)	21,727

Cash Flows From Financing Activities
Lines of credit proceeds	112,014	482,511	782,978
Lines of credit repayments	(112,014)	(533,375)	(989,389)
Proceeds from indebtedness	150,000	288,517	304,683
Payments on indebtedness	(151,151)	(359,915)	(44,500)
Payments of financing costs and other	(2,204)	(7,777)	(2,752)
Contributions from the Company related to stock sales, employee	6,232	68,228	523
stock purchase and stock option plans
Redemption of preferred units	(2,021)	-	-
Distributions to noncontrolling interests - real estate entities	(364)	(628)	(2,992)
Distributions to noncontrolling interests - non-Company common unitholders	(138)	(167)	(614)
Distributions to preferred unitholders	(7,503)	(7,637)	(7,637)
Distributions to common unitholders	(38,900)	(36,274)	(79,273)

Net cash used in financing activities	(46,049)	(106,517)	(38,973)

Net increase (decrease) in cash and cash equivalents	8,742	(62,125)	63,915
Cash and cash equivalents, beginning of period	13,347	75,472	11,557

Cash and cash equivalents, end of period	$22,089	$13,347	$75,472

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	102

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

At December 31, 2010, the Company owned 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.7%, 99.6% and 99.3% for the years ended December 31, 2010, 2009 and 2008, respectively. Common Units held by persons other than the Company totaled 171 at December 31, 2010 and represented a 0.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2010, the Operating Partnership owned 20,505 apartment units in 56 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 642 apartment units at two communities currently under construction. The Operating Partnership is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2010, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

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

Post Apartment Homes, L.P.	103

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sales.” For newly developed condominiums, the Operating Partnership accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of December 31, 2010, all newly developed condominium communities are accounted for under the Deposit Method. For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the Deposit Method), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short.

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

For communities under development or rehabilitation, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for 2010, 2009 and 2008 was approximately 6.3%. Internal personnel and associated

Post Apartment Homes, L.P.	104

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, for-sale condominium units completed and ready for their intended use are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

For condominium conversions of a portion of a community or for newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the assets converted into condominiums or newly developed are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, for-sale and under construction.”

Fair value measurements

The Operating Partnership applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets (see note 7) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 13). In prior years, the Operating Partnership applied this guidance to derivative financial instruments (see note 13). Fair value disclosures required under ASC Topic 820 are summarized in note 13 utilizing the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.

Long-term ground leases

The Operating Partnership is party to various long-term ground leases associated with land underlying certain of the Operating Partnership’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Ground lease expense is recognized on the straight-line method over the life of the leases that contain stated rent increases.

Apartment community acquisitions

The Operating Partnership accounts for its apartment community acquisitions in accordance with ASC Topic 805, “Business Combinations.” In accordance with the provisions of ASC Topic 805, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months).

Equity-based compensation

The Operating Partnership accounts for equity-based compensation under the fair value method prescribed by ASC Topic 505, “Equity-Based Payments to Non-Employees,” and ASC Topic 718, “Compensation—Stock Compensation.” This guidance requires companies to expense the fair value of employee stock options and other forms of equity-based compensation.

Derivative financial instruments

The Operating Partnership accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” In prior years, the Operating Partnership used derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Operating Partnership generally designated each derivative instrument as a hedge of specific interest expense cash flow exposure. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows were recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions were recognized in earnings. Quarterly, the Operating Partnership evaluated the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges were recognized immediately in earnings.

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

Per unit data

The Operating Partnership reports both basic and diluted earnings per unit using as prescribed by ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, the Operating Partnership adopted additional guidance in ASC Topic 260. The additional guidance required entities with participating securities that contain non-forfeitable rights to dividends, like the Operating Partnership’s unvested equity-based payment awards (see note 9), to use the two-class method for computing basic and dilutive earnings per unit. Under the two-class method earnings (losses) are allocated to each class of common stock and to participating securities according to the dividends paid or declared and the relative participation of such securities to remaining undistributed earnings (losses). In accordance with ASC Topic 260, prior period earnings per unit amounts have been adjusted accordingly. The adoption of this new guidance did not have a material impact on the Operating Partnership’s results of operations or earnings per unit amounts.

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

Noncontrolling interests

Effective January 1, 2009, the Operating Partnership accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Operating Partnership currently has two types of noncontrolling interests, (1) noncontrolling interests related to its common unitholders and (2) noncontrolling interests related to its consolidated real estate entities (see note 6).

The Operating Partnership accounts for the redemption of its noncontrolling interests of unitholders in exchange for shares of the Company’s common stock at fair value in accordance with ASC Topic 810. These transactions result in a reduction in the noncontrolling interest of the unitholders in the Operating Partnership and a corresponding increase in equity in the accompanying consolidated balance sheet at the date of conversion. In accordance with guidance in ASC Topic 810, the noncontrolling interest of the unitholders is carried at the greater of its redemption value or net book value.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Recently issued and adopted ASC guidance

The Operating Partnership adopted new guidance in ASC Topic 810, “Consolidation,” on January 1, 2010. The new guidance addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on previous consolidation guidance and requires companies to evaluate all entities, even those previously considered to be QSPEs, as potential VIEs. The new guidance also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE, (4) amending certain guidance for determining which entities are VIEs and (5) requiring additional disclosures. The adoption of the new guidance did not impact the Operating Partnership’s financial position or results of operations.

2.	REAL ESTATE ACTIVITIES

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. There were no apartment communities or land parcels classified as held for sale at December 31, 2010. In 2009 and 2008, income from discontinued operations included the results of operations of seven communities sold in 2009 and 2008 through their sale dates.

The revenues and expenses of these communities in 2009 and 2008 were as follows:

	Year ended December 31,
	2009	2008
Revenues
Rental	$7,955	$26,795
Other property revenues	510	1,505

Total revenues	8,465	28,300

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	2,816	9,729
Depreciation	-	2,113
Interest	777	3,916

Total expenses	3,593	15,758

Income from discontinued property operations	$4,872	$12,542

In 2010, the Operating Partnership sold two land parcels, located in Tampa, Florida and Raleigh, North Carolina, for net proceeds of approximately $8,888. No gain or loss was recognized, as the land parcels were previously recorded as held for sale at their fair values. In 2009, the Operating Partnership recognized net gains in discontinued operations of $79,366 from the sale of three apartment communities, containing 1,328 units. These sales generated aggregate net proceeds of approximately $148,553. In 2008, the Operating Partnership recognized net gains in discontinued operations of $75,204 from the sale of four apartment communities, containing 1,093 units. These sales generated aggregate net proceeds of approximately $132,391.

Condominium activities

At December 31, 2010, the Operating Partnership held investments in two wholly owned condominium communities that were substantially complete and available for sale. The Operating Partnership’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally containing 148 condominium units, and had an aggregate carrying value of $55,432 at December 31, 2010. The Operating Partnership’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally containing 129 condominium units, and had an aggregate carrying value of

Post Apartment Homes, L.P.	108

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

$26,827 at December 31, 2010. These amounts were included in the accompanying balance sheet under the caption, “Condominiums, for sale and under construction.” As further discussed below, the Atlanta Condominium Project became a wholly owned community in September 2010 through a series of transactions which included a distribution of the assets to the Operating Partnership from an entity previously accounted for as an unconsolidated entity.

Additionally, in the first half of 2010, the Operating Partnership completed the sell out of condominium units at its remaining condominium conversion communities. The revenues, costs and expenses associated with consolidated condominium activities included in continuing operations in 2010, 2009 and 2008 was as follows:

	Year ended December 31,
	2010	2009	2008
Condominium revenues	$68,500	$21,999	$35,178
Condominium costs and expenses	(62,339)	(18,518)	(32,426)

Net gains on sales of condominiums	$6,161	$3,481	$2,752

In 2008, gains on sales of real estate assets included in discontinued operations also included net gains totaling $31 from condominium sales activities at one condominium conversion community. This community completed the sell out of its units in 2007.

In the second quarter of 2010, the Austin Condominium Project was classified as held for sale for financial reporting purposes. As a result, the Operating Partnership recorded an impairment charge of $34,691 in the second quarter based on the amount by which the carrying value of the community exceeded its fair value. For the year ended December 31, 2010, the Operating Partnership closed 53 condominium unit sales at this community.

In the third quarter of 2010 and as discussed in note 3, the condominium portion of a mixed-use development, the Atlanta Condominium Project, and associated liabilities (including construction indebtedness) were conveyed to a majority owned entity of the Operating Partnership in full redemption of the entity’s equity investment in the mixed-use limited partnership that was developing the project. As part of the transaction, a separate wholly owned subsidiary of the Operating Partnership acquired the lenders’ interest in the construction indebtedness of the Atlanta Condominium Project and adjacent land and infrastructure. Subsequent to the distribution of the construction indebtedness, and in exchange for the release of the guarantors of the indebtedness, the Operating Partnership acquired the remaining noncontrolling interest in the consolidated entity that owned the Atlanta Condominium Project and the related Land LLC, discussed below. As a result of these transactions, the Operating Partnership wholly owns and consolidates the Atlanta Condominium Project for financial reporting purposes (see note 3 for related discussion).

Also, as part of the conveyance of the condominium assets and liabilities to the Operating Partnership, the Operating Partnership also modified its licensing and branding arrangement with the third party licensor for the Atlanta Condominium Project. This modified arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 2013 (previously September 2012), at which point, subject to a potential further extension, the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales of the Atlanta Condominium Project. In exchange for the extension of the outside payment date and the removal of a transfer fee that would have been payable upon the resale of every condominium unit, the Operating Partnership increased its guaranty to 100% from 50% of the payment of the licensing fee, and guaranteed the payment of condominium assessments on Operating Partnership-owned units. As a result, the contractual obligation related to the licensing fee arrangement was recorded as an accrued liability at its estimated fair value. The carrying value of the contractual obligation was $5,716 at December 31, 2010.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

of 2009, and the consolidation of a portion of the construction indebtedness (which was subsequently acquired from the lenders by a subsidiary of the Operating Partnership as discussed above) totaling $8,153 (see note 4). In 2009, the Operating Partnership recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling interest in the entity, relating to the land.

Acquisitions

The Operating Partnership did not acquire any apartment communities in 2010, 2009 or 2008.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At December 31, 2010, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Operating Partnership holds 25% to 35% equity interests in these Apartment LLCs.

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2010 and 2009, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $7,671 and $8,322, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,762 at December 31, 2010. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at December 31, 2010 and 2009 reflects a credit investment of $15,384 and $14,886, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. A summary of financial information for the Apartment LLCs in the aggregate was as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2010	2009
Real estate assets, net of accumulated depreciation of $35,520 and $27,961 at December 31, 2010 and 2009, respectively	$250,651	$257,063
Cash and other	6,518	5,349

Total assets	$257,169	$262,412

Mortgage notes payable	$206,496	$206,496
Other liabilities	2,459	2,464

Total liabilities	208,955	208,960
Members’ equity	48,214	53,452

Total liabilities and members’ equity	$257,169	$262,412

Operating Partnership’s equity investment in Apartment LLCs (1)	$(7,713)	$(6,564)

(1)	At December 31, 2010 and 2009, the Operating Partnership’s equity investment includes its credit investments of $15,384 and $14,886, respectively, discussed above.

Post Apartment Homes, L.P.	110

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year ended December 31,
Apartment LLCs - Income Statement Data	2010	2009	2008
Revenues
Rental	$26,219	$26,268	$27,138
Other property revenues	1,989	1,895	1,760
Other	-	3	52

Total revenues	28,208	28,166	28,950

Expenses
Property operating and maintenance	11,607	11,577	11,497
Depreciation and amortization	6,744	6,619	7,622
Interest	11,977	11,977	10,820

Total expenses	30,328	30,173	29,939

Loss from continuing operations	(2,120)	(2,007)	(989)
Income from discontinued operations	-	-	119

Net loss	$(2,120)	$(2,007)	$(870)

Operating Partnership’s share of net income	$635	$532	$1,309

Income from discontinued operations in 2008 represents the operating results at a condominium conversion community, previously held by another limited liability company, which completed its sell out in 2007.

At December 31, 2010, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

Condominium LLCs

In periods through September 2010, the Operating Partnership and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors.

In September 2010 and as discussed in note 2, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Operating Partnership and its partner in full redemption of their interest in the Mixed-Use LP. As part of the transaction, a separate subsidiary of the Operating Partnership acquired the construction indebtedness of the Atlanta Condominium Project and Land LLC for aggregate consideration of $49,793, effectively extinguishing the indebtedness. The net condominium assets and associated construction indebtedness were distributed at their fair values. As a result of this distribution, equity in income of unconsolidated real estate entities includes a gain of $23,596, net of transaction expenses and income taxes, related to the construction indebtedness, partially offset by an impairment loss of $5,492 related to the condominium assets. The Operating Partnership also recognized a debt extinguishment gain of $2,845 on the related debt retirement associated with the consolidated Land LLC (see note 4).

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction at the Mixed-Use LP were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. In addition, the Operating Partnership recognized losses of $246 for the year ended December 31, 2009.

A Summary of financial information for the Mixed-Use LP through September 2010 was as follows:

	Period ended September 24, 2010	Year ended December 31,
Mixed-Use LP - Income Statement Data		2009	2008
Rental and other revenues	$90	$-	$-

Expenses
Property operating and maintenance	402	653	213
Depreciation and amortization	1,071	-	-
Interest	175	-	-
Impairment charges	-	71,679	-

Total expenses	1,648	72,332	213

Gain on distribution of assets/liabilities at fair value	20,049	-	-

Net income (loss)	$18,491	$(72,332)	$(213)

Operating Partnership’s share of net income (loss)	$18,104	$(74,979)	$(85)

Mixed-Use LP - Balance Sheet Data	December 31, 2009
Real estate assets, including construction in progress	$114,508
Cash and other	302

Total assets	$114,810

Construction note payable	$124,944
Other liabilities	11,661

Total liabilities	136,605
Members’ deficit	(21,795)

Total liabilities and members’ deficit	$114,810

4.	INDEBTEDNESS

At December 31, 2010 and 2009, the Operating Partnership’s indebtedness consisted of the following:

	Payment Terms	Interest Rate		Maturity Date		December 31,
Description						2010	2009
Senior Unsecured Notes	Int.	4.75% - 6.30%	(1)	2011-2017	(1)	$385,412	$335,917
Unsecured Lines of Credit	N/A	-	(2)	2011	(2)	-	-
Secured Mortgage Notes	Prin. and Int.	4.88% -6.09%		2013-2019	(3)	647,837	648,690
Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%		2011		-	8,153

Total						$1,033,249	$992,760

(1)	Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% mature in 2011. The remaining unsecured notes mature between 2012 and 2017.
(2)

Stated rate for the Syndicated Line of Credit is LIBOR + 0.80%. Stated rate for the Cash Management Line of Credit is LIBOR + 2.50%. See discussion below relating to the refinancing of the lines of credit in January 2011, at which time the stated rate was changed to LIBOR + 2.30%.

(3)	There are no maturities of secured notes in 2011. These notes mature between 2013 and 2019.

Post Apartment Homes, L.P.	112

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

2011	$13,123
2012	100,104
2013	186,606
2014	188,644
2015	124,205
Thereafter	420,567

$1,033,249

Debt issuances, retirements and modifications

2010

In September 2010, as more fully discussed in notes 2 and 3, the Operating Partnership retired the outstanding balance of the secured variable rate construction indebtedness of $77,470 ($69,317 relating to the Atlanta Condominium Project and $8,153 relating to the Land LLC) for aggregate consideration of $49,793 and recognized net gains in connection with the transaction.

In October 2010, the Operating Partnership issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Operating Partnership’s revolving credit facilities and to repay $100,505 of 7.70% senior unsecured notes that matured in December 2010. The remainder of the proceeds was used for general corporate purposes.

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

Unsecured lines of credit

At December 31, 2010, the Operating Partnership utilized a syndicated unsecured revolving line of credit (the “Syndicated Line”). In March 2010, the Operating Partnership amended the Syndicated Line to reduce the available borrowing capacity under the agreement from $600,000 to $400,000 and to modify certain default and other provisions of the credit agreement to exclude from those provisions certain defaults or other effects on such provisions relating to certain designated affiliates of the Operating Partnership. In addition, the Operating Partnership exercised its extension option in accordance with the agreement for an additional one-year period to April 2011. The Syndicated Line had a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line required the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. In connection with the above mentioned amendments and extension, the Operating Partnership paid fees and expenses of $860 in 2010.

In January 2011, the Operating Partnership entered into a new $300,000 syndicated unsecured line of credit (the “New Syndicated Line”). The New Syndicated Line has a stated interest rate of LIBOR plus 2.30% and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities, LLC. The New Syndicated Line requires the payment of annual facility fees equal to 0.45% of the aggregate loan commitment. The New Syndicated Line matures in January 2014 and may be extended for an additional year at the Operating Partnership’s option, subject to the satisfaction of certain conditions in the agreement. The New Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the New Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The New Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the New Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The New Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The New Syndicated Line prohibits the Operating Partnership from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At December 31, 2010, the Operating Partnership had issued letters of credit to third parties totaling $2,215 under this facility. In connection with the refinancing of the New Syndicated Line in January 2011, the Operating Partnership paid fees and expense of approximately $3,700.

Additionally, at December 31, 2010, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. that carried a stated interest rate of LIBOR plus 2.50% and matured in April 2011. In January 2011, the Operating Partnership entered into an amended and restated $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the New Syndicated Line.

Post Apartment Homes, L.P.	114

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Interest paid

Interest paid (including capitalized amounts of $6,927, $12,259 and $12,406 for the years ended December 31, 2010, 2009 and 2008, respectively), aggregated $60,589, $66,016 and $64,080 for the years ended December 31, 2010, 2009 and 2008, respectively.

Debt compliance and other

The Operating Partnership’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Operating Partnership’s ratio of unencumbered adjusted property-level net operating income to total unsecured debt may not be less than 0.115 to 1.0 and the ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Operating Partnership believes it met these financial covenants at December 31, 2010.

The aggregate net book value at December 31, 2010 of property pledged as collateral for indebtedness amounted to approximately $597,575.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2010	2009
Deferred financing costs	$9,535	$12,968
Other	6,822	6,429

	16,357	19,397
Less: accumulated amortization	(8,293)	(11,032)

	$8,064	$8,365

6.	EQUITY AND NONCONTROLLING INTERESTS

Common units

At December 31, 2010 and 2009, the Operating Partnership had outstanding common units totaling 49,084 and 48,621, respectively. In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the year ended December 31, 2010, sales of common stock under this program totaled 41 shares for proceeds of $1,121, net of underwriting discount of $23. The Company contributed the net proceeds from this program to the Operating Partnership in exchange for a like number of common units. The Operating Partnership has and expects to use the proceeds from this program for general corporate purposes, including the redemption of the Series B preferred stock discussed below.

In December 2010, the Company’s board of directors adopted a new stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. There were no common units or shares of common stock repurchased in 2010 or 2009 under a previous stock repurchase program which expired on December 31, 2010. In 2010, the Company and the Operating Partnership made repurchases of preferred stock and units under the previous stock repurchase program described below.

Post Apartment Homes, L.P.	115

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,098 after deducting the underwriting discount and offering expenses. The Company contributed the net proceeds to the Operating Partnership in exchange for a like number of common units. The Operating Partnership used a portion of the net proceeds to repay and repurchase indebtedness. The remaining net proceeds were used for general corporate purposes.

Preferred units

At December 31, 2010, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred units are reflected in the accompanying financial statements at their liquidation value.

The Operating Partnership has outstanding 868, 8-1/2% Series A cumulative redeemable preferred partnership units (the “Series A Preferred Units”). The Series A Preferred Units have a liquidation preference of $50.00 per unit and are redeemable at the option of the Operating Partnership on or after October 1, 2026, at a redemption price of $50.00 per unit. The Series A Preferred Units are owned by the Company.

The Operating Partnership also has outstanding 1,983, 7-5/8% Series B cumulative redeemable preferred partnership units (the “Series B Preferred Units”). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are currently redeemable at the option of the Operating Partnership, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company. The Operating Partnership expects to redeem the Series B Preferred Units from the Company and the Company expects to redeem its 7-5/8% Series B preferred stock in March 2011 for its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date.

In 2010, the Company and the Operating Partnership repurchased preferred stock and units with a liquidation value of approximately $2,037 under a 10b5-1 plan.

Computation of earnings (loss) per common unit

In 2010, 2009 and 2008, basic and diluted earnings per common unit for the loss from continuing operations attributable to common unitholders were computed as follows:

	Year ended December 31,
	2010	2009	2008
Loss from continuing operations attributable to common unitholders (numerator):
Loss from continuing operations	$(6,991)	$(95,727)	$(96,147)
Noncontrolling interests - consolidated real estate entities	(20)	8,218	(395)
Preferred unit distributions	(7,503)	(7,637)	(7,637)
Preferred unit redemption costs	(44)	-	-
Unvested restricted stock (allocation of earnings)	65	29	18

Loss from continuing operations attributable to common unitholders	$(14,493)	$(95,117)	$(104,161)

Common units (denominator):
Weighted average units outstanding - basic	48,655	45,382	44,316
Dilutive units from stock options (1)	-	-	-

Weighted average units outstanding - diluted (1)	48,655	45,382	44,316

Per-unit amount:
Basic	$(0.30)	$(2.10)	$(2.35)

Diluted	$(0.30)	$(2.10)	$(2.35)

(1)

In 2010, 2009 and 2008, the potential dilution from the Company’s outstanding stock options of 149, 23 and 126 shares was antidilutive to the loss from continuing operations per unit calculation. As such, this amount was excluded from weighted average units.

In 2010, 2009 and 2008, stock options to purchase 1,916, 2,516 and 2,382 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive.

Post Apartment Homes, L.P.	116

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Noncontrolling interests

In accordance with ASC Topic 810, the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2010, the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. At December 31, 2009, the aggregate redemption value of the noncontrolling interests in of the Operating Partnership of $3,402 was in excess of its net book value of $3,334. The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

In 2010, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of noncontrolling interests:

	Year ended December 31,
	2010	2009	2008
Loss from continuing operations	$(7,011)	$(87,509)	$(96,542)
Income from discontinued operations	-	84,238	87,777

Net loss attributable to the Operating Partnership	$(7,011)	$(3,271)	$(8,765)

A roll-forward of activity relating to the Operating Partnership’s redeemable common units for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
Redeemable common units, beginning of period	$3,402	$4,410	$16,508
Comprehensive income
Net income (loss)	(51)	(48)	(113)
Net change in derivative value	-	10	15

Total comprehensive income (loss)	(51)	(38)	(98)
Conversion of redeemable common units for shares	(74)	(772)	-
Adjustment for ownership interest of redeemable common units	7	(129)	(5,434)
Equity-based compensation	11	20	34
Distributions to common unitholders	(137)	(157)	(446)
Adjustment to redemption value of redeemable common units	3,034	68	(6,154)

Redeemable common units, end of period	$6,192	$3,402	$4,410

7.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In 2010, the Operating Partnership recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated Austin Condominium Project and recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see notes 2 and 13). In 2010, the Operating Partnership also recorded impairment losses of $5,492 through its equity in earnings of unconsolidated entities related to the distribution of the Atlanta Condominium Project to the Operating Partnership at fair value (see note 3).

In 2009, the Operating Partnership recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) through its equity in earnings of unconsolidated entities to write-down the carrying value of its investment in the unconsolidated Atlanta Condominium Project and an adjacent parcel of land (see notes 2 and 3). In 2009, the Operating Partnership also recorded severance charges of $4,764 related to a headcount reduction, partially offset by income of $915 related to a reduction in estimated costs associated with hurricane damage sustained in 2008.

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

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for 2010, 2009 and 2008:

	2010	2009	2008
Accrued severance charges, beginning of year	$7,671	$9,405	$11,215
Severance charges	-	-	353
Payments for period	(2,671)	(2,292)	(2,895)
Interest accretion	441	558	732

Accrued severance charges, end of year	$5,441	$7,671	$9,405

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (three to six years).

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

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the Operating Partnership’s taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2007 through 2009. Net income tax loss carryforwards and other tax attributes generated in years prior to 2007 are also subject to challenge in any examination of the 2007 to 2009 tax years. In 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for 2005 had been selected for Internal Revenue Service examination. In 2009, the IRS concluded its examination of the TRSs 2005 tax return that began in late 2008, resulting in additional federal and state taxes and interest of $12.

As of December 31, 2010 and 2009, the TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2010 and 2009 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

Post Apartment Homes, L.P.	118

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

As of December 31, 2010, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was higher than the net assets as reported in the Company’s consolidated financial statements by $64,428.

Taxable REIT subsidiaries

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of the TRSs for 2010, 2009 and 2008 is comprised of the following:

	2010	2009	2008
Current tax expense (benefit)
Federal	$(958)	$(207)	$590
State	371	19	74

	(587)	(188)	664

Deferred tax expense
Federal	958	409	184
State	132	4	26

	1,090	413	210

Total income tax expense	$503	$225	$874

No deferred tax benefit was recognized for temporary differences originating in 2010, 2009 and 2008 based on a determination that additional deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2010, 2009 and 2008, deferred tax expense primarily resulted from an adjustment to the Operating Partnership’s valuation allowances resulting from actual or expected carryback claims to prior years. Net valuation allowances increased approximately $6,459, $29,876 and $20,964 in 2010, 2009 and 2008, respectively. Aggregate valuation allowances at December 31, 2010 and 2009 are reflected in the table below.

Other than the impact of state income taxes and the creation of valuation allowances for all originating net deferred tax asset temporary differences, the income tax expense of the TRSs for 2010 and 2009 was consistent with the federal statutory rate of 35%.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets
Real estate asset basis differences	$57,752	$48,298
Income tax loss carryforwards	5,094	-
Cost capitalization/recognition	2,183	5,534
Deferred interest	2,278	994
Accrued liabilities and other	183	355

	67,490	55,181

Deferred tax liabilities
Cancellation of debt income	(6,939)	-
Amortization	(797)	(797)

	(7,736)	(797)

Net deferred tax assets, before valuation allowances	59,754	54,384
Valuation allowances	(60,456)	(53,997)

Net deferred tax assets (liabilities)	$(702)	$387

At December 31, 2010 and 2009, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows (there were no stock options granted in 2008):

	2010	2009
Dividend yield	4.4%	6.6%
Expected volatility	41.6%	35.4%
Risk-free interest rate	2.8%	2.2%
Expected option life	6 years	6 years

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

In 2010 and 2009, the Company granted stock options to purchase 66 and 346, respectively, of Company common stock to Company officers and directors. There were no stock options granted in 2008. In 2010, 2009 and 2008, the Company recorded compensation expense related to stock options of $317, $1,198 and $1,329, respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2010, 2009 and 2008, is presented below.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,516	$31	2,382	$34	2,455	$34
Granted	66	18	346	12	-	-
Exercised	(267)	20	-	-	(39)	37
Forfeited	-	-	-	-	(2)	35
Expired	(247)	38	(212)	36	(32)	35

Outstanding at end of year	2,068	31	2,516	31	2,382	34

Options exercisable at year-end	1,834	33	2,220	33	2,189	33

Weighted-average fair value of options granted during the year	$5.08		$2.09		$-

Post Apartment Homes, L.P.	120

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

At December 31, 2010, there was $407 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised in 2010, 2009 and 2008 was $2,827, $0 and $194, respectively. The aggregate intrinsic value of stock options outstanding, exercisable and expected to vest at December 31, 2010 was $15,018, $9,768 and $14,771, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at December 31, 2010 were 3.5 years, 2.9 years and 3.5 years, respectively. Stock options expected to vest at December 31, 2010 totaled 2,057 at a weighted average exercise price of $31.

At December 31, 2010, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,040 options outstanding with exercise prices ranging from $12.22 to $27.98. These options have a weighted average exercise price of $23 and a weighted average remaining contractual life of 3.9 years. Of these outstanding options, 806 were exercisable at December 31, 2010 at a weighted average exercise price of $26. In addition, there were 1,028 options outstanding with exercise prices ranging from $28.82 to $48.00. These options had a weighted average exercise price of $39 and a weighted average remaining contractual life of 3.1 years. Of these outstanding options, 1,028 were exercisable at December 31, 2010 at a weighted average exercise price of $39.

In 2010, 2009 and 2008, the Company granted 98, 127 and 111 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2010, 2009 and 2008 was $20.43, $13.44 and $34.66 per share, respectively. The total value of the restricted share grants in 2010, 2009 and 2008 were $2,002, $1,708 and $3,848, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $2,309, $3,040 and $3,611 in 2010, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock in 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning or period	132	$21	128	$33	119	$35
Granted	98	20	127	13	111	35
Vested	(101)	22	(120)	26	(102)	38
Forfeited	-	-	(3)	22	-	-

Unvested shares, end of period	129	19	132	21	128	33

At December 31, 2010, there was $2,274 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted shares vested in 2010, 2009 and 2008 was $3,561, $2,281 and $2,041, respectively.

In 2009, the Company suspended awards under a Shareholder Value Plan. In connection with such suspension, participating Company officers agreed to terminate their unvested rights to receive a cash award for two remaining performance periods in exchange for a cash payment of approximately $794. Such amount was accrued in prior periods.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $384, $281 and $122 in 2010, 2009 and 2008, respectively.

Post Apartment Homes, L.P.	121

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2010, 2009 and 2008. Company contributions of $655, $700 and $772 were made to the 401K Plan in 2010, 2009 and 2008, respectively. In January 2011 and 2010, contributions related to 2010 and 2009, respectively, were made in the Company’s common stock.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, two ground leases expiring in 2038 and 2074 for two separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2010, were as follows:

2011	$1,163
2012	1,161
2013	923
2014	829
2015	840
2016 and thereafter	74,098

The Operating Partnership incurred $5,202, $6,025 and $7,266 of rent expense, including rent expense under short-term rental and lease arrangements, in 2010, 2009 and 2008, respectively.

As discussed below in “Legal proceedings,” in November 2010, the land under the Operating Partnership’s and Federal Realty Investment Trust’s (“Federal”) Pentagon Row project was transferred to the Operating Partnership and Federal, and the former ground leases were terminated. The Operating Partnership paid approximately $8,800 for its interest in the property, which for financial reporting purposes was offset by a similar amount of accrued straight-line ground rent, previously recorded relating to the former ground leases. Other than the recognition of income of approximately $723 from the reimbursement of a portion of the ground lease payments the Operating Partnership incurred subsequent to the initial court ruling, the Operating Partnership recognized no additional gain (loss) as a result of this transaction.

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. ERC filed a corrected version of its appellate brief on June 11, 2010; the Company and the Operating Partnership filed a response on August 12, 2010; and ERC filed a reply on September 10, 2010. The Court of Appeals held oral arguments on October 21, 2010. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

Post Apartment Homes, L.P.	122

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

In September 2008, the Company, the Operating Partnership and Federal Realty Investment Trust (“Federal”) filed suit against Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under the Company’s, the Operating Partnership’s and Federal’s Pentagon Row project without first giving the Company, the Operating Partnership and Federal the opportunity to purchase the fee interest in that land as required by the rights of first offer (“ROFOs”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the trial court issued a final order ruling that Vornado failed to comply with the ROFOs and as a result, breached the contract, and ordered Vornado to sell to the Company, the Operating Partnership and Federal, collectively, the land under Pentagon Row for a remaining net purchase price of approximately $14,700. On July 30, 2010, Vornado filed a petition with the Virginia Supreme Court to appeal the trial court’s finding, and on November 1, 2010, the Virginia Supreme Court denied Vornado’s petition. On November 22, 2010, pursuant to the terms of the trial court’s final order, the land under Pentagon Row was transferred to the Company, the Operating Partnership and Federal collectively.

The Company and Operating Partnership are involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and the Operating Partnership believes that any resolution of pending proceedings or liability to the Company or the Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company or Operating Partnership’s results of operations or financial position.

12.	RELATED PARTY TRANSACTIONS

In 2010, 2009 and 2008, the Operating Partnership held investments in Apartment LLC’s accounted for under the equity method of accounting (see note 3). In 2010, 2009 and 2008, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,894, $3,489 and $3,988, respectively, from these related companies. The Operating Partnership portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2010 and 2009, the Operating Partnership had outstanding loan balances to certain current and former company executives totaling $165 and $805, respectively. These loans mature in 2011 and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2010 and 2009, the Operating Partnership had outstanding an additional loan to a company executive totaling $100 and $200, respectively. This loan bears interest at 6.32% per annum. So long as the executive continued to be employed by the Operating Partnership, the loan was forgiven annually over a ten year period, maturing in 2011, as defined in the agreement. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years for the period ended December 31, 2010.

Post Apartment Homes, L.P.	123

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

13.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2010. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Operating Partnership periodically reviews its real estate assets, including operating assets, land held for future investment and assets held for sale, for impairment purposes using Level 3 inputs, primarily comparable sales data, independent appraisals and discounted cash flow models.

In 2010, the Operating Partnership’s consolidated condominium community in Austin, Texas began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation model, the Operating Partnership wrote down the carrying value of the community to its estimated fair value of $85,378 (at June 30, 2010) using Level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see note 2). In addition, in 2010, the Operating Partnership wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using Level 3 inputs, and recorded an impairment charge of $400.

Finally, in 2010, an unconsolidated entity distributed net condominium assets and construction indebtedness to the Operating Partnership in settlement of the Operating Partnership’s equity investment in the entity (see notes 2 and 3). In connection with their distribution to the Operating Partnership (in September 2010), the unconsolidated entities’ condominium assets and construction indebtedness were written down to their fair values of $28,402 and $44,553, respectively. The unconsolidated entities’ condominium assets were valued using Level 3 inputs, primarily a discounted cash flow model, and the unconsolidated entities’ construction indebtedness was valued using Level 2 inputs, primarily comparable market data. In addition, the Operating Partnership recorded a contractual license fee obligation associated with the same transaction at fair value of $5,716 at December 31, 2010. The contractual obligation was valued using Level 3 inputs, primarily a discounted cash flow model.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. At December 31, 2009, the fair value of fixed rate debt was approximately $982,889 (carrying value of $984,607) and the fair value of floating rate debt, including the Operating Partnership’s lines of credit, was approximately $7,571 (carrying value of $8,153). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In March 2009, the Operating Partnership early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement was recognized in the consolidated statement of operations as other expense of $239 in 2008 and other income of $874 in 2009 through the swap termination date. Additionally, the Operating Partnership was required to amortize into expense the

Post Apartment Homes, L.P.	124

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

cumulative unrecognized loss on this interest rate swap and an additional ineffective interest rate swap, terminated in prior years, over the remaining lives of the swaps in accordance with ASC Topic 815. Total amortization expense related to these swaps was $2,141 in 2008 and $658 in 2009 through the swap termination date in March 2009. Upon termination of the associated indebtedness, the remaining unamortized loss on these swaps of $1,161 was recognized as a loss and the loss was included in the net gain (loss) from debt extinguishment on the consolidated statement of operations in 2009.

14.	SEGMENT INFORMATION

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

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2009.

•

Development and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities – those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under ASC Topic 360 (see note 1).

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2010, 2009 and 2008. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2010	2009	2008
Revenues
Fully stabilized communities	$233,568	$237,105	$246,261
Communities stabilized during 2009	14,288	11,614	8,690
Development and lease-up communities	15,538	5,072	537
Condominium conversion and other communities	-	131	641
Other property segments	20,749	21,329	24,782
Other	995	1,072	1,029

Consolidated revenues	$285,138	$276,323	$281,940

Contribution to Property Net Operating Income
Fully stabilized communities	$137,429	$139,753	$146,341
Communities stabilized during 2009	8,743	5,734	2,844
Development and lease-up communities	7,595	438	(294)
Condominium conversion and other communities	-	73	373
Other property segments, including corporate management expenses	(1,002)	(2,405)	(3,632)

Consolidated property net operating income	152,765	143,593	145,632

Interest income	841	245	667
Other revenues	995	1,072	1,029
Depreciation	(74,497)	(74,442)	(63,530)
Interest expense	(54,613)	(52,377)	(48,863)
Amortization of deferred financing costs	(2,987)	(3,079)	(3,473)
General and administrative	(16,443)	(16,296)	(16,808)
Investment and development	(2,415)	(4,114)	(5,131)
Other investment costs	(2,417)	(2,107)	(1,384)
Strategic review costs	-	-	(8,161)
Impairment, severance and other charges	(35,091)	(13,507)	(98,862)
Gains on condominium sales activities, net	6,161	3,481	2,752
Equity in income (loss) of unconsolidated real estate entities	18,739	(74,447)	1,224
Other expense, net	(874)	(432)	(1,239)
Net gain (loss) on extinguishment of indebtedness	2,845	(3,317)	-

Loss from continuing operations	(6,991)	(95,727)	(96,147)
Income from discontinued operations	-	84,238	87,777

Net loss	$(6,991)	$(11,489)	$(8,370)

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 were as follows:

In 2010, the assets and liabilities of a previously unconsolidated entity were distributed to the Operating Partnership in full settlement of the Operating Partnership’s equity interest in the unconsolidated entity (see notes 2 and 3). This transaction resulted in increases in condominiums for-sale and other assets of $27,343, cash of $28, indebtedness of $44,553 and accounts payable and accrued expenses of $3,029. This was a non-cash transaction.

The Operating Partnership pays distributions a quarter in arrears. The Operating Partnership committed to distribute $9,814, $9,724 and $8,888 for the quarters ended December 31, 2010, 2009 and 2008, respectively.

In 2010, 2009 and 2008, the Company issued common shares for director compensation, totaling $97, $89 and $665, respectively. In addition, in the first quarter of 2011 and 2010, the Company issued common shares for its matching contribution to the Company’s 401K Plan for 2010 and 2009 totaling $655 and $700, respectively. These were non-cash transactions.

Post Apartment Homes, L.P.	126

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In 2010, 2009 and 2008, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,101, $2,024 and $1,655, respectively. In addition, in 2010, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries received income tax refunds from federal and state taxing authorities totaling $2,201.

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

16.	OTHER INCOME (EXPENSE)

In 2010, 2009 and 2008, other expense included state franchise taxes of $580, $614 and $570, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In addition for 2010, other income (expense) included impairment losses related to certain corporate assets of $1,165 partially offset by expense increases of $517 related to the settlement of a legal matter associated with a former ground lease (see note 11), income of $168 related to a technology investment and adjustments to certain prior year loss accruals of $187. Other expense in 2009 also primarily included expenses of $459 related to the Operating Partnership’s exterior remediation project, the write-off of pursuit costs associated with an abandoned secured financing arrangement of $187, partially offset by non-cash income of $874 for the mark-to-market of an ineffective interest rate swap agreement. Other expense in 2008 also primarily included a non-cash expense related to the mark-to-market of an interest rate swap agreement of $239, expenses of approximately $202 related to the Operating Partnership’s exterior remediation project and $141 due to the early extinguishment of indebtedness.

17.	SUBSEQUENT EVENTS

The Operating Partnership evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In January 2011, the Operating Partnership entered into new syndicated line of credit and cash management line of credit arrangements, as more fully described in note 4. The Operating Partnership expects to redeem in full the Series B Preferred Units from the Company and the Company has called for the redemption in full all of its outstanding Series B preferred stock, as more fully discussed in note 6.

Post Apartment Homes, L.P.	127

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2010 and 2009 was as follows:

	Year ended December 31, 2010
	First	Second	Third	Fourth
Revenues	$69,143	$70,831	$72,895	$72,269

Income (loss) from continuing operations	(1,127)	(33,753)	23,595	4,294
Income from discontinued operations	-	-	-	-

Net income (loss)	(1,127)	(33,753)	23,595	4,294
Noncontrolling interests	(61)	-	14	27
Distributions to preferred unitholders	(1,890)	(1,878)	(1,864)	(1,871)
Preferred unit redemption costs	(8)	(37)	1	-

Net income (loss) available to common unitholders	$(3,086)	$(35,668)	$21,746	$2,450

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$(0.06)	$(0.73)	$0.44	$0.05
Net income (loss) available to common unitholders – diluted	$(0.06)	$(0.73)	$0.44	$0.05

	Year ended December 31, 2009
	First	Second	Third	Fourth
Revenues	$69,178	$69,118	$69,388	$68,639

Income (loss) from continuing operations	(361)	(83,963)	(2,472)	(8,931)
Income from discontinued operations	2,609	26,768	54,861	-

Net income (loss)	2,248	(57,195)	52,389	(8,931)
Noncontrolling interests	76	8,150	(6)	(2)
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common unitholders	$415	$(50,955)	$50,474	$(10,842)

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$0.01	$(1.14)	$1.13	$(0.22)
Net income (loss) available to common unitholders – diluted	$0.01	$(1.14)	$1.13	$(0.22)

In the second quarter of 2010, the increased loss from continuing operations resulted from asset impairment charges. In the third quarter of 2010, the increased income from continuing operations resulted from higher equity in earnings from unconsolidated entities due to debt extinguishment gains, partially offset by asset impairment charges.

In the second and third quarter of 2009, income from discontinued operations increased primarily due to gains on sales of apartment communities in these periods. In the second and fourth quarters of 2009, the increased loss from continuing operations resulted from asset impairment charges and severance charges in those periods.

Post Apartment Homes, L.P.	128

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years
Georgia
Post Alexander™	Apartments	$-	$7,392	$-	$49,469	$7,392	$49,469	$56,861	$6,309	04/06	N/A	5 - 40
Post Briarcliff™	Apartments	60,025	13,344	-	49,609	13,344	49,609	62,953	20,676	12/96	09/96	5 - 40
Post Brookhaven®	Apartments	-	7,921	-	36,369	7,921	36,369	44,290	22,647	07/89 -12/92	03/89	5 - 40
Post Chastain®	Apartments	-	6,352	-	61,428	6,779	61,001	67,780	28,931	06/88 -10/90	06/88	5 - 40
Post Crossing®	Apartments	26,950	3,951	-	21,993	3,951	21,993	25,944	10,254	04/94 -08/95	11/93	5 - 40
Post Gardens®	Apartments	-	5,859	-	36,419	5,931	36,347	42,278	15,872	07/96	05/96	5 - 40
Post Glen®	Apartments	28,000	5,591	-	23,927	5,784	23,734	29,518	10,480	07/96	05/96	5 - 40
Post Parkside™	Mixed Use	19,457	3,402	-	21,828	3,465	21,765	25,230	7,833	02/99	12/97	5 - 40
Post Peachtree Hills®	Apartments	-	4,215	-	26,025	4,857	25,383	30,240	8,799	02/92 -09/94	02/92 & 9/92	5 - 40
Post Renaissance® (2)	Apartments	-	-	-	22,670	-	22,670	22,670	12,085	07/91 -12/94	06/91 & 01/94	5 - 40
Post Riverside®	Mixed Use	-	11,130	-	118,427	12,457	117,100	129,557	48,843	07/96	01/96	5 - 40
Post Spring™	Apartments	38,397	2,105	-	40,924	2,105	40,924	43,029	14,663	09/99	09/99	5 - 40
Post Stratford™ (2)	Apartments	-	328	-	28,739	620	28,447	29,067	10,225	04/99	01/99	5 - 40
Virginia
Post Carlyle Square™	Mixed Use	-	1,043	-	57,303	3,597	54,749	58,346	6,812	12/04	N/A	5 - 40
Post Corners®	Apartments	40,777	4,404	-	26,317	4,493	26,228	30,721	11,404	06/94	06/94	5 - 40
Post Pentagon Row™	Mixed Use	-	2,359	7,659	89,437	3,470	95,985	99,455	24,520	06/99	02/99	5 - 40
Post Tysons Corner™	Apartments	-	20,000	65,478	4,359	20,000	69,837	89,837	14,484	N/A	06/04	5 - 40
Maryland
Post Fallsgrove	Apartments	-	14,801	69,179	3,572	14,801	72,751	87,552	9,498	N/A	7/06	5 - 40
Post Park®	Mixed Use	-	8,555	-	74,730	8,555	74,730	83,285	4,235	12/07	N/A	5 - 40

Post Properties, Inc.	129
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years

Texas
Post Abbey™	Apartments	$-	$575	$6,276	$2,640	$575	$8,916	$9,491	$2,879	N/A	10/97	5 - 40
Post Addison Circle™	Mixed Use	120,000	2,885	41,482	131,325	8,382	167,310	175,692	63,778	10/97	10/97	5 - 40
Post Barton Creek™	Apartments	-	1,920	24,482	2,725	1,920	27,207	29,127	3,916	N/A	03/06	5 - 40
Post Cole’s Corner™	Mixed Use	-	1,886	18,006	3,931	2,086	21,737	23,823	8,835	N/A	10/97	5 - 40
Post Eastside™	Mixed Use	-	5,735	-	50,431	5,735	50,431	56,166	4,855	10/06	N/A	5 - 40
Post Heights™/Gallery	Mixed Use	-	5,455	15,559	41,611	5,812	56,813	62,625	20,404	10/97	10/97	5 - 40
Post Legacy	Mixed Use	27,890	684	-	35,920	811	35,793	36,604	11,773	03/99	03/99	5 - 40
Post Meridian™	Apartments	-	1,535	11,605	2,343	1,535	13,948	15,483	5,521	N/A	10/97	5 - 40
Post Midtown Square®	Mixed Use	-	4,408	1,412	56,099	3,437	58,482	61,919	18,515	10/97	10/97	5 - 40
Post Park Mesa™	Apartments	-	1,480	17,861	1,850	1,480	19,711	21,191	2,846	N/A	03/06	5 - 40
Post Rice Lofts™ (2)	Mixed Use	-	449	13,393	29,297	449	42,690	43,139	13,475	10/97	10/97	5 - 40
Post Sierra at Frisco Bridges™	Mixed Use	-	3,581	-	37,059	3,581	37,059	40,640	2,325	10/07	N/A	5 - 40
Post Square™	Mixed Use	-	4,565	24,595	3,074	4,565	27,669	32,234	9,573	N/A	10/97	5 - 40
Post Uptown Village™	Apartments	-	3,955	22,120	23,681	6,682	43,074	49,756	14,330	N/A	10/97	5 - 40
Post Vineyard™	Apartments	-	1,133	8,560	1,445	1,133	10,005	11,138	3,287	N/A	10/97	5 - 40
Post Vintage™	Apartments	-	2,614	12,188	2,161	2,614	14,349	16,963	5,237	N/A	10/97	5 - 40
Post West Austin™	Apartments	-	10,865	-	40,046	10,865	40,046	50,911	3,017	02/08	N/A	5 - 40
Post Worthington™	Mixed Use	30,654	3,744	34,700	17,322	3,744	52,022	55,766	16,625	N/A	10/97	5 - 40
Florida
Post Bay at Rocky Point™	Apartments	-	528	5,081	20,723	2,400	23,932	26,332	3,013	N/A	10/06	5 - 40
Post Harbour Place™	Mixed Use	-	3,854	-	70,111	8,312	65,653	73,965	23,786	03/97	01/97	5 - 40
Post Hyde Park®	Apartments	46,410	3,498	-	43,178	9,680	36,996	46,676	13,129	09/94	07/94	5 - 40
Post Lake at Baldwin Park®	Apartments	-	17,500	56,702	2,291	17,500	58,993	76,493	6,225	N/A	07/07	5 - 40
Post Parkside™	Mixed Use	-	2,493	-	35,841	2,493	35,841	38,334	11,975	03/99	03/99	5 - 40
Post Rocky Point®	Apartments	54,637	10,510	-	71,392	10,567	71,335	81,902	28,026	04/94-11/96	02/94 & 09/96	5 - 40

Post Properties, Inc.	130
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements		Total (1)		Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years

New York
Post Luminaria™	Mixed Use	$34,800	$4,938	$-	$41,933	$4,938	$41,933		$46,871		$13,427	03/01	03/01	5 - 40
Post Toscana™	Mixed Use	51,555	15,976	-	77,538	17,156	76,358		93,514		15,364	01/02	01/02	5 - 40
North Carolina
Post Ballantyne	Apartments	25,966	6,400	30,850	3,140	6,400	33,990		40,390		6,919	11/04	05/05	5 - 40
Post Gateway Place™	Mixed Use	42,319	2,424	-	63,773	3,481	62,716		66,197		19,081	11/00	08/99	5 - 40
Post Park at Phillips Place®	Mixed Use	-	4,305	-	41,079	4,307	41,077		45,384		17,200	01/96	11/95	5 - 40
Post Uptown Place™	Mixed Use	-	2,336	-	29,781	2,363	29,754		32,117		9,642	09/98	09/98	5 - 40
Miscellaneous Investments (3)		-	80,782	1,304	51,088	82,996	50,178		133,174		24,966			5 - 40

Total		$647,837	$335,765	$488,492	$1,828,373	$367,521	$2,285,109	(4)	$2,652,630	(4)	$692,514

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,543,735 at December 31, 2010, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.
(2)	The Company has a leasehold interest in the land underlying these communities.
(3)	For communities in lease-up, amounts represent cost associated with completed apartment units.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets. Aggregate land amounts reflect prior year impairment write downs of $79,383.
(5)	This total excludes for-sale condominiums and assets held for sale of $82,259 and $0, respectively, at December 31, 2010.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2010	2009	2008
Real estate investments
Balance at beginning of year	$2,726,046	$2,537,258	$2,610,418
Improvements	82,676	200,506	199,934
Asset impairment charges (a)	(34,691)	(9,658)	(84,578)
Disposition of property (b)	(121,401)	(2,060)	(188,516)

Balance at end of year	$2,625,630	$2,726,046	$2,537,258

Accumulated depreciation
Balance at beginning of year	$625,391	$553,814	$562,226
Depreciation (c)	73,628	73,559	64,492
Accumulated depreciation on disposed property	(6,505)	(1,982)	(72,904)

Balance at end of year (d)	$692,514	$625,391	$553,814

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded in 2008, 2009 and 2010.
(b)	Represents reductions for assets classified as held for sale, including for-sale condominiums in 2010, and other asset retirements.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.
(d)	Accumulated depreciation on the balance sheet excludes accumulated depreciation on assets held for sale in the amounts of $0, $0 and $42,379 at December 31, 2010, 2009 and 2008, respectively.

Post Properties, Inc.	131
Post Apartment Homes, L.P.

(b)	Exhibits

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

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(i)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(i)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(w)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(i)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.23(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.24*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.25(o)	-

Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among Post Apartment Homes, L.P., the financial institutions party thereto and their assignees, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Sumimoto Mitsui Banking Corporation and U.S. Bank National Association

10.26(t)	-	Form of Multifamily Fixed Rate Note, effective as of October 2, 2008.
10.27(u)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.

Post Properties, Inc.	132

10.30(e)	-	Underwriting Agreement among the Operating Partnership, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc.
10.31(r)	-	Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank

11.1(p)	-	Statement Regarding Computation of Per Share Earnings

21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP -- Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.

Post Properties, Inc.	133
Post Apartment Homes, L.P.

(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2010 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K/A of the Registrants filed April 22, 2009 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 9, 2010 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2009 and incorporated herein by reference.

Post Properties, Inc.	134
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 28, 2011	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 28, 2011

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 28, 2011

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 28, 2011

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 28, 2011

/s/ Russell R. French Russell R. French	Director	February 28, 2011

/s/ Dale A. Reiss Dale A. Reiss	Director	February 28, 2011

/s/ Stella F. Thayer Stella F. Thayer	Director	February 28, 2011

/s/ Ronald de Waal Ronald de Waal	Director	February 28, 2011

Post Properties, Inc.	135
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)
By: Post G.P. Holdings, Inc., as General Partner

February 28, 2011	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 28, 2011

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 28, 2011

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 28, 2011

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 28, 2011

/s/ Russell R. French Russell R. French	Director	February 28, 2011

/s/ Dale A. Reiss Dale A. Reiss	Director	February 28, 2011

/s/ Stella F. Thayer Stella F. Thayer	Director	February 28, 2011

/s/ Ronald de Waal Ronald de Waal	Director	February 28, 2011

Post Properties, Inc.	136
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No.		Description
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(s)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(i)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(i)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(w)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(i)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.23(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.24*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.25(o)	-

Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among Post Apartment Homes, L.P., the financial institutions party thereto and their assignees, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Sumimoto Mitsui Banking Corporation and U.S. Bank National Association

10.26(t)	-	Form of Multifamily Fixed Rate Note, effective as of October 2, 2008.
10.27(u)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(e)	-	Underwriting Agreement among the Operating Partnership, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc.
10.31(r)	-	Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank

11.1(p)	-	Statement Regarding Computation of Per Share Earnings

Post Properties, Inc.	137
Post Apartment Homes, L.P.

21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP -- Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2010 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K/A of the Registrants filed April 22, 2009 and incorporated herein by reference.

Post Properties, Inc.	138
Post Apartment Homes, L.P.

(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 9, 2010 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2009 and incorporated herein by reference.

Post Properties, Inc.	139
Post Apartment Homes, L.P.