Form 10-Q
period 2011-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2011-05-10
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

49,837,590 shares of common stock outstanding as of April 29, 2011.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Real estate assets
Land	$285,005	$285,005
Building and improvements	2,030,629	2,028,580
Furniture, fixtures and equipment	242,507	240,614
Construction in progress	34,709	25,734
Land held for future investment	69,775	72,697

	2,662,625	2,652,630
Less: accumulated depreciation	(711,111)	(692,514)
For-sale condominiums	75,986	82,259

Total real estate assets	2,027,500	2,042,375
Investments in and advances to unconsolidated real estate entities	7,533	7,671
Cash and cash equivalents	8,292	22,089
Restricted cash	4,855	5,134
Deferred charges, net	11,443	8,064
Other assets	28,724	29,446

Total assets	$2,088,347	$2,114,779

Liabilities and equity
Indebtedness	$1,036,770	$1,033,249
Accounts payable and accrued expenses	62,483	66,977
Investments in unconsolidated real estate entities	15,558	15,384
Dividends and distributions payable	9,977	9,814
Accrued interest payable	11,123	5,841
Security deposits and prepaid rents	9,182	10,027

Total liabilities	1,145,093	1,141,292

Redeemable common units	6,695	6,192

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 0 and 1,983 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	20
Common stock, $.01 par value, 100,000 authorized:
49,787 and 48,926 shares issued and 49,787 and 48,913 shares outstanding at March 31, 2011 and December 31, 2010, respectively	497	489
Additional paid-in-capital	939,206	965,691
Accumulated earnings	-	4,577

	939,712	970,786
Less common stock in treasury, at cost, 96 and 108 shares at March 31, 2011 and December 31, 2010, respectively	(3,281)	(3,696)

Total Company shareholders’ equity	936,431	967,090
Noncontrolling interests - consolidated real estate entities	128	205

Total equity	936,559	967,295

Total liabilities and equity	$2,088,347	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues
Rental	$69,093	$65,134
Other property revenues	4,222	3,726
Other	216	283

Total revenues	73,531	69,143

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,617	33,491
Depreciation	18,752	18,471
General and administrative	4,116	4,676
Investment and development	478	602
Other investment costs	494	669

Total expenses	56,457	57,909

Operating income	17,074	11,234

Interest income	92	169
Interest expense	(14,475)	(12,613)
Amortization of deferred financing costs	(647)	(833)
Net gains on condominium sales activities	744	948
Equity in income of unconsolidated real estate entities, net	209	123
Other income (expense)	16	(155)

Net income (loss)	3,013	(1,127)
Noncontrolling interests - consolidated real estate entities	11	(61)
Noncontrolling interests - Operating Partnership	1	11

Net income (loss) attributable to the Company	3,025	(1,177)
Dividends to preferred shareholders	(1,689)	(1,890)
Preferred stock redemption costs	(1,757)	(8)

Net loss attributable to common shareholders	$(421)	$(3,075)

Per common share data - Basic
Net loss attributable to common shareholders	$(0.01)	$(0.06)

Weighted average common shares outstanding - basic	49,041	48,370

Per common share data - Diluted
Net loss attributable to common shareholders	$(0.01)	$(0.06)

Weighted average common shares outstanding - diluted	49,041	48,370

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2011
Equity & Accum. Earnings, December 31, 2010	$29	$489	$965,691	$4,577	$(3,696)	$967,090	$205	$967,295
Comprehensive income (loss)
Net income (loss)	-	-	-	3,025	-	3,025	(11)	3,014
Sales of common stock, net	-	4	15,496	-	-	15,500	-	15,500
Employee stock purchase, stock option and other plan issuances	-	4	11,523	-	415	11,942	-	11,942
Adjustment for ownership interest of redeemable common units	-	-	(5)	-	-	(5)	-	(5)
Redemption of preferred stock	(20)	-	(49,613)	-	-	(49,633)	-	(49,633)
Stock-based compensation	-	-	675	-	-	675	-	675
Dividends to preferred shareholders	-	-	-	(1,689)	-	(1,689)	-	(1,689)
Dividends to common shareholders ($0.20 per share)	-	-	(4,030)	(5,913)	-	(9,943)	-	(9,943)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	(66)	(66)
Adjustment to redemption value of redeemable common units	-	-	(531)	-	-	(531)	-	(531)

Equity & Accum. Earnings, March 31, 2011	$9	$497	$939,206	$-	$(3,281)	$936,431	$128	$936,559

2010
Equity & Accum. Earnings, December 31, 2009	$29	$484	$960,593	$57,253	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income (loss)
Net income (loss)	-	-	-	(1,177)	-	(1,177)	61	(1,116)
Employee stock purchase, stock option and other plan issuances	-	1	937	-	99	1,037	-	1,037
Adjustment for ownership interest of redeemable common units	-	-	(3)	-	-	(3)	-	(3)
Redemption of preferred stock	-	-	(913)	-	-	(913)	-	(913)
Stock-based compensation	-	-	736	-	-	736	-	736
Dividends to preferred shareholders	-	-	-	(1,890)	-	(1,890)	-	(1,890)
Dividends to common shareholders ($0.20 per share)	-	-	-	(9,719)	-	(9,719)	-	(9,719)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	(177)	(177)
Adjustment to redemption value of redeemable common units	-	-	-	(460)	-	(460)	-	(460)

Equity & Accum. Earnings, March 31, 2010	$29	$485	$961,350	$44,007	$(3,141)	$1,002,730	$818	$1,003,548

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$3,013	$(1,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,752	18,471
Amortization of deferred financing costs	647	833
Gains on sales of real estate assets, net	(744)	(948)
Equity in income of unconsolidated entities, net	(209)	(123)
Distributions of earnings of unconsolidated entities	484	358
Deferred compensation	22	28
Stock-based compensation	677	739
Other, net	584	-
Changes in assets, decrease (increase) in:
Other assets	973	1,342
Deferred charges	(80)	23
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,282	5,386
Accounts payable and accrued expenses	(3,375)	(5,061)
Security deposits and prepaid rents	(566)	(877)

Net cash provided by operating activities	25,460	19,044

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(14,404)	(14,714)
Net proceeds from sales of real estate assets	14,175	1,840
Capitalized interest	(432)	(2,394)
Property capital expenditures	(3,558)	(8,057)
Corporate additions and improvements	(150)	(129)
Investments in and advances to unconsolidated entities	-	(298)
Note receivable collections and other investments	-	136

Net cash used in investing activities	(4,369)	(23,616)

Cash Flows From Financing Activities
Lines of credit proceeds	10,975	39,262
Lines of credit repayments	(6,965)	(23,262)
Payments on indebtedness	(489)	(209)
Payments of financing costs and other	(3,972)	(871)
Proceeds from sales of common stock	15,500	-
Proceeds from employee stock purchase and stock options plans	11,265	309
Redemption of preferred stock	(49,633)	(913)
Distributions to noncontrolling interests - real estate entities	(66)	(177)
Distributions to noncontrolling interests - common unitholders	(34)	(35)
Dividends paid to preferred shareholders	(1,689)	(1,890)
Dividends paid to common shareholders	(9,780)	(9,690)

Net cash provided by (used in) financing activities	(34,888)	2,524

Net decrease in cash and cash equivalents	(13,797)	(2,048)
Cash and cash equivalents, beginning of period	22,089	13,347

Cash and cash equivalents, end of period	$8,292	$11,299

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2011, the Company had interests in 20,629 apartment units in 56 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 766 apartment units at three communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2011, the Company had outstanding 49,787 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 171 at March 31, 2011 and represented a 0.3% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% and 99.6% for the three months ended March 31, 2011 and 2010, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation.” Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of common unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of March 31, 2011, all newly developed condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. In addition, for-sale condominium units completed and ready for their intended use are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of March 31, 2011, except for for-sale condominium units, there were no real estate assets for sale.

For newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
Interest paid, including interest capitalized	$9,625	$9,621
Income tax payments, net	16	155
Non-cash investing and financing activities:
Dividends and distributions declared	9,977	9,754
Common stock 401k matching contribution	655	700
Construction cost accruals, decrease	1,407	81

2.    REAL ESTATE ACTIVITY

Acquisitions / Dispositions

The Company did not acquire any apartment communities for the three months ended March 31, 2011 or 2010. At March 31, 2011, the Company did not have any apartment communities or land parcels classified as held for sale. In addition, there were no sales of apartment communities or land parcels for the three months ended March 31, 2011 or 2010.

Condominium activities

As of March 31, 2011, the Company is selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $50,237 at March 31, 2011. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $25,749 at March 31, 2011. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first quarter of 2010, the Company sold condominium units at two condominium conversion communities that completed their final unit sales in 2010. The revenues, costs and expenses associated with the Company’s condominium activities for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Condominium revenues	$13,675	$1,840
Condominium costs and expenses	(12,931)	(892)

Net gains on sales of condominiums	$744	$948

For the three months ended March 31, 2011 and 2010, the Company closed 12 and 7 condominium homes at its condominium communities, respectively.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At March 31, 2011, the Company held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% to 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2011 and December 31, 2010, the Company’s investment in the 35% owned Apartment LLCs totaled $7,533 and $7,671, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,726 at March 31, 2011. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at March 31, 2011 and December 31, 2010 reflects a credit investment of $15,558 and $15,384, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2011	December 31, 2010
Real estate assets, net of accumulated depreciation of $36,180 and $35,520 at March 31, 2011 and December 31, 2010, respectively	$250,379	$250,651
Cash and other	6,146	6,518

Total assets	$256,525	$257,169

Mortgage notes payable	$206,495	$206,495
Other liabilities	3,221	2,460

Total liabilities	209,716	208,955
Members’ equity	46,809	48,214

Total liabilities and members’ equity	$256,525	$257,169

Company’s equity investment in Apartment LLCs (1)	$(8,025)	$(7,713)

(1)	At March 31, 2011 and December 31, 2010, the Company’s equity investment includes its credit investments of $15,558 and $15,384, respectively, discussed above.

	Three months ended March 31,
Apartment LLCs - Income Statement Data	2011	2010
Revenues
Rental	$6,730	$6,483
Other property revenues	482	458

Total revenues	7,212	6,941

Expenses
Property operating and maintenance	2,877	2,888
Depreciation and amortization	1,707	1,675
Interest	2,953	2,953

Total expenses	7,537	7,516

Net loss	$(325)	$(575)

Company’s share of net income	$209	$123

At March 31, 2011, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

2013. The note is prepayable without penalty beginning in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

Condominium LLC

In periods prior to September 2010, the Company and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors. Prior to September 2010, the Company accounted for its investment in the Mixed-Use LLC using the equity method of accounting.

In September 2010, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Company and its partner in full redemption of their interest in the Mixed-Use LP. In addition, a separate subsidiary of the Company acquired the construction indebtedness of the Atlanta Condominium Project and a related land limited liability company, effectively extinguishing the indebtedness. The net condominium assets and associated construction indebtedness were recorded by the Company at their fair values. Subsequent to the transaction, the Atlanta Condominium Project and its results of operations were consolidated (see note 2).

For the three months ended March 31, 2010, the Company’s equity in earnings on the statement of operations did not reflect any equity method income or losses from its investment in the Mixed-Use LP, as the Company had previously suspended equity method accounting in 2009 due to the recognition of prior losses in excess of its investment and commitments to the entity.

4.    INDEBTEDNESS

At March 31, 2011 and December 31, 2010, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		March 31, 2011	December 31, 2010
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2011-2017	(1)	$385,412	$385,412
Unsecured Lines of Credit	N/A	LIBOR + 2.30% (2)	2014	(2)	4,010	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019	(3)	647,348	647,837

Total					$1,036,770	$1,033,249

(1)	Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% mature in 2011. The remaining unsecured notes mature between 2012 and 2017.
(2)	Represents stated rate. At March 31, 2011, the weighted average interest rate was 2.55%
(3)	There are no scheduled maturities of secured notes in 2011. These notes mature between 2013 and 2019.

Debt maturities

A schedule of the aggregate maturities of the Company’s indebtedness at March 31, 2011 is provided below.

Remainder of 2011	$12,633
2012	100,104
2013	186,606
2014	192,654	(1)
2015	124,205
Thereafter	420,568

	$1,036,770

(1)	Includes outstanding balances on lines of credit totaling $4,010.

Debt issuances and retirements

There were no issuances or retirements of debt for the three months ended March 31, 2011.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured lines of credit

At March 31, 2011, the Company utilizes a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line was refinanced in January 2011, and the aggregate available capacity under the agreement was reduced from $400,000. The Syndicated Line has a stated interest rate of LIBOR plus 2.30% (previously LIBOR plus 0.80%) and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities, LLC. The Syndicated Line requires the payment of annual facility fees equal to 0.45% (previously 0.15%) of the aggregate loan commitment. The Syndicated Line matures in January 2014 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions in the agreement. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At March 31, 2011, the Company had issued letters of credit to third parties totaling $710 under this facility. In connection with the refinancing of the Syndicated Line in January 2011, the Company paid fees and expenses of approximately $3,641.

Additionally, at March 31, 2011, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”), which was amended and restated in January 2011. The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to total unsecured debt may not be less than 0.115 to 1.0 and the ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at March 31, 2011.

5.    EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months ended March 31, 2011, sales of common stock under this program totaled 421 shares for net proceeds of $15,500. The Company has and expects to use the proceeds from this program for general corporate purposes. There were no sales of common stock under this program for the three months ended March 31, 2010.

In December 2010, the Company’s board of directors adopted a new stock and unsecured note repurchase program under which the Company may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. The Company repurchased preferred stock in 2011 under this program as discussed below.

Preferred stock repurchases

In March 2011, the Company redeemed its 7-5/8% Series B preferred stock at its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date. In connection with the issuance of the Series B preferred stock in 1997, the Company incurred issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series B preferred stock exceeded the related carrying value by the associated issuance costs and expenses of $1,757. In connection with the redemption, the Company reflected $1,757 of issuance costs and expenses as a reduction of earnings in arriving at the net loss attributable to common shareholders in 2011.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2010, the Company repurchased preferred stock with a liquidation value of approximately $932 under a Rule 10b5-1 plan.

Computation of earnings (loss) per common share

For the three months ended March 31, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share is as follows:

	Three months ended
	March 31,
	2011	2010
Net income (loss) attributable to common shareholders (numerator):
Net income (loss)	$3,013	$(1,127)
Noncontrolling interests - consolidated real estate entities	11	(61)
Noncontrolling interests - Operating Partnership	1	11
Preferred stock dividends	(1,689)	(1,890)
Preferred stock redemption costs	(1,757)	(8)
Unvested restricted stock (allocation of earnings)	2	13

Net loss attributable to common shareholders	$(419)	$(3,062)

Common shares (denominator):
Weighted average shares outstanding - basic	49,041	48,370
Dilutive shares from stock options (1)	-	-

Weighted average shares outstanding - diluted (1)	49,041	48,370

Per-share amount:
Basic	$(0.01)	$(0.06)

Diluted	$(0.01)	$(0.06)

(1)        The potential dilution from the Company’s outstanding stock options to purchase 387 and 108 shares for the three months ended March 31, 2011 and 2010, respectively, were antidilutive to the net loss per share calculation. As such, these amounts were excluded from weighted average shares for these periods.

Stock options to purchase 1,705 and 2,351 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810, the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,695 was in excess of its net book value of $3,063. At December 31, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The following table summarizes the activity related to the Company’s redeemable common units for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Redeemable common units, beginning of period	$6,192	$3,402

Comprehensive income (loss)
Net loss	(1)	(11)
Adjustment for ownership interest of redeemable common units	5	3
Stock-based compensation	2	3
Distributions to common unitholders	(34)	(35)
Adjustment to redemption value of redeemable common units	531	460

Redeemable common units, end of period	$6,695	$3,822

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2011. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent appraisals and discounted cash flow models. For the three months ended March 31, 2011 and 2010, the Company did not record impairment charges related to its real estate assets.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2011, the fair value of fixed rate debt was approximately $1,066,212 (carrying value of $1,032,760) and the carrying value of the Company’s variable rate debt, including the Company’s lines of credit, of $4,010 approximated its fair value due to the recent refinancing of the Company’s lines of credit at a market rate of interest. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In addition, the Company has recorded a contractual license fee obligation associated with one of its condominium communities (see notes 2 and 3) at fair value of $5,826 at March 31, 2011. The fair value of this contractual obligation was $5,716 at December 31, 2010. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2010.

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2010.

Segment performance measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to NOI.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2011 and 2010. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2011	2010
Revenues
Fully stabilized communities	$ 63,237	$ 61,043
Communities stabilized during 2010	4,780	2,918
Other property segments	5,298	4,899
Other	216	283

Consolidated revenues	$ 73,531	$ 69,143

Contribution to Property Net Operating Income
Fully stabilized communities	$ 37,950	$ 35,170
Communities stabilized during 2010	2,676	812
Other property segments, including corporate management expenses	72	(613)

Consolidated property net operating income	40,698	35,369

Interest income	92	169
Other revenues	216	283
Depreciation	(18,752)	(18,471)
Interest expense	(14,475)	(12,613)
Amortization of deferred financing costs	(647)	(833)
General and administrative	(4,116)	(4,676)
Investment and development	(478)	(602)
Other investment costs	(494)	(669)
Gains on condominium sales activities, net	744	948
Equity in income of unconsolidated real estate entities	209	123
Other income (expense), net	16	(155)

Net income (loss)	$ 3,013	$ (1,127)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010

Accrued severance charges, beginning of period	$5,441	$7,671
Payments for period	(494)	(488)
Interest accretion	78	140

Accrued severance charges, end of period	$5,025	$7,323

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2011	2010
Dividend yield	2.2%	4.4%
Expected volatility	42.4%	41.6%
Risk-free interest rate	2.7%	2.8%
Expected option term (years)	6.0 years	6.0 years

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

For the three months ended March 31, 2011 and 2010, the Company granted stock options to purchase 25 and 66 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $93 and $107 for the three months ended March 31, 2011 and 2010, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,068	$ 31	2,516	$ 31
Granted	25	37	66	18
Exercised	(381)	29	(2)	12
Forfeited	-	-	-	-
Expired	(7)	37	(229)	38

Options outstanding, end of period	1,705	31	2,351	30

Options exercisable, end of period	1,552	33	2,116	31
Weighted-average fair value of options granted during the period	$13.18		$5.08

At March 31, 2011, there was $649 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $3,341 and $16, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2011 were $15,742, $12,487 and $15,563, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2011 were 3.7, 3.2 and 3.6 years, respectively. Stock options expected to vest at March 31, 2011 totaled 1,698 at a weighted average exercise price of approximately $31.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At March 31, 2011, the Company had separated its outstanding options into two ranges based on exercise prices. There were 874 options outstanding with exercise prices ranging from $12.22 to $27.98. These options have a weighted average exercise price of $23 and a weighted average remaining contractual life of 3.6 years. Of these outstanding options, 746 were exercisable at March 31, 2011 at a weighted average exercise price of $25. In addition, there were 831 options outstanding with exercise prices ranging from $28.82 to $48.00. These options had a weighted average exercise price of $40 and a weighted average remaining contractual life of 3.7 years. Of these outstanding options, 806 were exercisable at March 31, 2011 at a weighted average exercise price of $40.

For the three months ended March 31, 2011 and 2010, the Company granted 41 and 87 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2011 and 2010 was $37.04 and $18.30, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2011 and 2010 was $1,532 and $1,582, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $500 and $556 for the three months ended March 31, 2011 and 2010, respectively.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011		2010
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	129	$ 19	132	$ 21
Granted	41	37	87	18
Vested	-	-	(1)	18
Forfeited	-	-	-	-

Unvested shares, end of period	170	24	218	20

At March 31, 2011, there was $3,307 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2011 and 2010 was $0 and $16, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $84 and $76 for the three months ended March 31, 2011 and 2010, respectively.

10.    INCOME TAXES

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

As of March 31, 2011 and December 31, 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2011 and 2010 and at March 31, 2011 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2011 and 2010, the TRSs recorded no net income tax expense (benefit) for federal income taxes as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

At December 31, 2010, management had established valuation allowances of approximately $60,456 against net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2010 is included in the footnotes to the Company’s audited financial statements included in its Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at March 31, 2011.

11.    LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and the Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. On March 9, 2011, the Court of Appeals entered an opinion and order affirming the dismissal of the action with prejudice. If the ERC chooses to contest the Court of Appeals’ decision and is successful in securing a reversal, it is not possible to estimate the amount of loss that would be associated with an adverse decision.

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

The Company and the Operating Partnership are involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and Operating Partnership believes that any resolution of pending proceedings or liability to the Company or Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company or Operating Partnership’s results of operations or financial position.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

12.    SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. There were no material subsequent events in this period.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate assets
Land	$285,005	$285,005
Building and improvements	2,030,629	2,028,580
Furniture, fixtures and equipment	242,507	240,614
Construction in progress	34,709	25,734
Land held for future investment	69,775	72,697

	2,662,625	2,652,630
Less: accumulated depreciation	(711,111)	(692,514)
For-sale condominiums	75,986	82,259

Total real estate assets	2,027,500	2,042,375
Investments in and advances to unconsolidated real estate entities	7,533	7,671
Cash and cash equivalents	8,292	22,089
Restricted cash	4,855	5,134
Deferred charges, net	11,443	8,064
Other assets	28,724	29,446

Total assets	$2,088,347	$2,114,779

Liabilities and equity
Indebtedness	$1,036,770	$1,033,249
Accounts payable and accrued expenses	62,483	66,977
Investments in unconsolidated real estate entities	15,558	15,384
Distributions payable	9,977	9,814
Accrued interest payable	11,123	5,841
Security deposits and prepaid rents	9,182	10,027

Total liabilities	1,145,093	1,141,292

Redeemable common units	6,695	6,192

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	92,963
Common units
General partner	10,548	10,354
Limited partner	882,491	863,773

Total Operating Partnership equity	936,431	967,090
Noncontrolling interests - consolidated real estate entities	128	205

Total equity	936,559	967,295

Total liabilities and equity	$2,088,347	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues
Rental	$69,093	$65,134
Other property revenues	4,222	3,726
Other	216	283

Total revenues	73,531	69,143

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,617	33,491
Depreciation	18,752	18,471
General and administrative	4,116	4,676
Investment and development	478	602
Other investment costs	494	669

Total expenses	56,457	57,909

Operating income	17,074	11,234

Interest income	92	169
Interest expense	(14,475)	(12,613)
Amortization of deferred financing costs	(647)	(833)
Net gains on condominium sales activities	744	948
Equity in income of unconsolidated real estate entities, net	209	123
Other income (expense)	16	(155)

Net income (loss)	3,013	(1,127)
Noncontrolling interests - consolidated real estate entities	11	(61)

Net income (loss) attributable to the Operating Partnership	3,024	(1,188)
Distributions to preferred unitholders	(1,689)	(1,890)
Preferred unit redemption costs	(1,757)	(8)

Net loss attributable to common unitholders	$(422)	$(3,086)

Per common unit data - Basic
Net loss attributable to common unitholders	$(0.01)	$(0.06)

Weighted average common units outstanding - basic	49,212	48,543

Per common unit data - Diluted
Net loss attributable to common unitholders	$(0.01)	$(0.06)

Weighted average common units outstanding - diluted	49,212	48,543

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

		Common Units		Total Operating	Noncontrolling Interests -
	Preferred Units	General Partner	Limited Partners	Partnership Equity	Consolidated Real Estate Entities	Total Equity
2011
Equity, December 31, 2010	$92,963	$10,354	$863,773	$967,090	$205	$967,295
Comprehensive income (loss)
Net income (loss)	1,689	13	1,323	3,025	(11)	3,014

Total comprehensive income (loss)				3,025	(11)	3,014
Contributions from the Company related to sales of Company common stock	-	155	15,345	15,500	-	15,500
Contributions from the Company related to employee stock purchase, stock option and other plans	-	119	11,823	11,942	-	11,942
Adjustment for ownership interest of redeemable common units	-	-	(5)	(5)	-	(5)
Redemption of preferred units	(49,571)	-	(62)	(49,633)	-	(49,633)
Equity-based compensation	-	7	668	675	-	675
Distributions to preferred unitholders	(1,689)	-	-	(1,689)	-	(1,689)
Distributions to common unitholders ($0.20 per unit)	-	(100)	(9,843)	(9,943)	-	(9,943)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	(66)	(66)
Adjustment to redemption value of redeemable common units	-	-	(531)	(531)	-	(531)

Equity, March 31, 2011	$43,392	$10,548	$882,491	$936,431	$128	$936,559

2010
Equity, December 31, 2009	$95,000	$10,786	$909,333	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	1,890	(31)	(3,036)	(1,177)	61	(1,116)

Total comprehensive income (loss)				(1,177)	61	(1,116)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	10	1,027	1,037	-	1,037
Adjustment for ownership interest of redeemable common units	-	-	(3)	(3)	-	(3)
Redemption of preferred units	(932)	-	19	(913)	-	(913)
Equity-based compensation	-	7	729	736	-	736
Distributions to preferred unitholders	(1,890)	-	-	(1,890)	-	(1,890)
Distributions to common unitholders ($0.20 per unit)	-	(98)	(9,621)	(9,719)	-	(9,719)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	(177)	(177)
Adjustment to redemption value of redeemable common units	-	-	(460)	(460)	-	(460)

Equity, March 31, 2010	$94,068	$10,674	$897,988	$1,002,730	$818	$1,003,548

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$3,013	$(1,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,752	18,471
Amortization of deferred financing costs	647	833
Gains on sales of real estate assets, net	(744)	(948)
Equity in income of unconsolidated entities, net	(209)	(123)
Distributions of earnings of unconsolidated entities	484	358
Deferred compensation	22	28
Equity-based compensation	677	739
Other, net	584	-
Changes in assets, decrease (increase) in:
Other assets	973	1,342
Deferred charges	(80)	23
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,282	5,386
Accounts payable and accrued expenses	(3,375)	(5,061)
Security deposits and prepaid rents	(566)	(877)

Net cash provided by operating activities	25,460	19,044

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(14,404)	(14,714)
Net proceeds from sales of real estate assets	14,175	1,840
Capitalized interest	(432)	(2,394)
Property capital expenditures	(3,558)	(8,057)
Corporate additions and improvements	(150)	(129)
Investments in and advances to unconsolidated entities	-	(298)
Note receivable collections and other investments	-	136

Net cash used in investing activities	(4,369)	(23,616)

Cash Flows From Financing Activities
Lines of credit proceeds	10,975	39,262
Lines of credit repayments	(6,965)	(23,262)
Proceeds from indebtedness	-	-
Payments on indebtedness	(489)	(209)
Payments of financing costs and other	(3,972)	(871)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	26,765	309
Redemption of preferred units	(49,633)	(913)
Distributions to noncontrolling interests - real estate entities	(66)	(177)
Distributions to noncontrolling interests - non-Company common unitholders	(34)	(35)
Distributions to preferred unitholders	(1,689)	(1,890)
Distributions to common unitholders	(9,780)	(9,690)

Net cash provided by (used in) financing activities	(34,888)	2,524

Net decrease in cash and cash equivalents	(13,797)	(2,048)
Cash and cash equivalents, beginning of period	22,089	13,347

Cash and cash equivalents, end of period	$8,292	$11,299

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

At March 31, 2011 the Company owned 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% and 99.6% for the three months ended March 31, 2011 and 2010, respectively. Common Units held by persons other than the Company totaled 171 at March 31, 2011 and represented a 0.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At March 31, 2011, the Operating Partnership owned 20,629 apartment units in 56 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 766 apartment units at three communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and its wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation.” Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of common unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Operating Partnership accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of March 31, 2011, all newly developed condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium sales.

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. In addition, for-sale condominium units completed and ready for their intended use are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows).

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of March 31, 2011, except for for-sale condominium units, there were no real estate assets for sale.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
Interest paid, including interest capitalized	$9,625	$9,621
Income tax payments, net	16	155
Non-cash investing and financing activities:
Distributions committed	9,977	9,754
Common stock 401k matching contribution	655	700
Construction cost accruals, decrease	1,407	81

2.    REAL ESTATE ACTIVITY

Acquisitions / Dispositions

The Operating Partnership did not acquire any apartment communities for the three months ended March 31, 2011 or 2010. At March 31, 2011, the Operating Partnership did not have any apartment communities or land parcels classified as held for sale. In addition, there were no sales of apartment communities or land parcels for the three months ended March 31, 2011 or 2010.

Condominium activities

As of March 31, 2011, the Operating Partnership is selling condominium homes in two wholly owned condominium communities. The Operating Partnership’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $50,237 at March 31, 2011. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Operating Partnership’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $25,749 at March 31, 2011. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first quarter of 2010, the Operating Partnership sold condominium units at two condominium conversion communities that completed their final unit sales in 2010. The revenues, costs and expenses associated with the Operating Partnership’s condominium activities for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Condominium revenues	$13,675	$1,840
Condominium costs and expenses	(12,931)	(892)

Net gains on sales of condominiums	$744	$948

For the three months ended March 31, 2011 and 2010, the Operating Partnership closed 12 and 7 condominium homes at its condominium communities, respectively.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At March 31, 2011, the Operating Partnership held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Operating Partnership has a 25% to 35% equity interest in these Apartment LLCs.

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2011 and December 31, 2010, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $7,533 and $7,671, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,726 at March 31, 2011. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at March 31, 2011 and December 31, 2010 reflects a credit investment of $15,558 and $15,384, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2011	December 31, 2010
Real estate assets, net of accumulated depreciation of $36,180 and $35,520 at March 31, 2011 and December 31, 2010, respectively	$250,379	$250,651
Cash and other	6,146	6,518

Total assets	$256,525	$257,169

Mortgage notes payable	$206,495	$206,495
Other liabilities	3,221	2,460

Total liabilities	209,716	208,955
Members’ equity	46,809	48,214

Total liabilities and members’ equity	$256,525	$257,169

Operating Partnership’s equity investment in Apartment LLCs (1)	$(8,025)	$(7,713)

(1) At March 31, 2011 and December 31, 2010, the Operating Partnership’s equity investment includes its credit investments of $15,558 and $15,384, respectively, discussed above.

	Three months ended March 31,
Apartment LLCs - Income Statement Data	2011	2010
Revenues
Rental	$6,730	$6,483
Other property revenues	482	458

Total revenues	7,212	6,941

Expenses
Property operating and maintenance	2,877	2,888
Depreciation and amortization	1,707	1,675
Interest	2,953	2,953

Total expenses	7,537	7,516

Net loss	$(325)	$(575)

Operating Partnership’s share of net income	$209	$123

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At March 31, 2011, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

Condominium LLC

In periods prior to September 2010, the Operating Partnership and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors. Prior to September 2010, the Operating Partnership accounted for its investment in the Mixed-Use LLC using the equity method of accounting.

In September 2010, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Operating Partnership and its partner in full redemption of their interest in the Mixed-Use LP. In addition, a separate subsidiary of the Operating Partnership acquired the construction indebtedness of the Atlanta Condominium Project and a related land limited liability company, effectively extinguishing the indebtedness. The net condominium assets and associated construction indebtedness were recorded by the Operating Partnership at their fair values. Subsequent to the transaction, the Atlanta Condominium Project and its results of operations were consolidated (see note 2).

For the three months ended March 31, 2010, the Operating Partnership’s equity in earnings on the statement of operations did not reflect any equity method income or losses from its investment in the Mixed-Use LP, as the Operating Partnership had previously suspended equity method accounting in 2009 due to the recognition of prior losses in excess of its investment and commitments to the entity.

4.    INDEBTEDNESS

At March 31, 2011 and December 31, 2010, the Operating Partnership’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		March 31, 2011	December 31, 2010
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2011-2017	(1)	$385,412	$385,412
Unsecured Lines of Credit	N/A	LIBOR + 2.30% (2)	2014	(2)	4,010	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019	(3)	647,348	647,837

Total					$1,036,770	$1,033,249

(1)	Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% mature in 2011. The remaining unsecured notes mature between 2012 and 2017.
(2)	Represents stated rate. At March 31, 2011, the weighted average interest rate was 2.55%
(3)	There are no scheduled maturities of secured notes in 2011. These notes mature between 2013 and 2019.

Debt maturities

A schedule of the aggregate maturities of the Operating Partnership’s indebtedness at March 31, 2011 is provided below.

Remainder of 2011	$12,633
2012	100,104
2013	186,606
2014	192,654	(1)
2015	124,205
Thereafter	420,568

	$1,036,770

(1)	Includes outstanding balances on lines of credit totaling $4,010.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt issuances and retirements

There were no issuances or retirements of debt for the three months ended March 31, 2011.

Unsecured lines of credit

At March 31, 2011, the Operating Partnership utilizes a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line was refinanced in January 2011, and the aggregate available capacity under the agreement was reduced from $400,000. The Syndicated Line has a stated interest rate of LIBOR plus 2.30% (previously LIBOR plus 0.80%) and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities, LLC. The Syndicated Line requires the payment of annual facility fees equal to 0.45% (previously 0.15%) of the aggregate loan commitment. The Syndicated Line matures in January 2014 and may be extended for an additional year at the Operating Partnership’s option, subject to the satisfaction of certain conditions in the agreement. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Operating Partnership from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At March 31, 2011, the Operating Partnership had issued letters of credit to third parties totaling $710 under this facility. In connection with the refinancing of the Syndicated Line in January 2011, the Operating Partnership paid fees and expenses of approximately $3,641.

Additionally, at March 31, 2011, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”), which was amended and restated in January 2011. The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt compliance

The Operating Partnership’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Operating Partnership’s ratio of unencumbered adjusted property-level net operating income to total unsecured debt may not be less than 0.115 to 1.0 and the ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Operating Partnership believes it met these financial covenants at March 31, 2011.

5.    EQUITY AND NONCONTROLLING INTERESTS

Company’s common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months ended March 31, 2011, sales of common stock under this program totaled 421 shares for net proceeds of $15,500. The Company’s proceeds from this program are contributed to the Operating Partnership in exchange for a like number of common units. The Operating Partnership has and expects to use the proceeds from this program for general corporate purposes. There were no sales of common stock under this program for the three months ended March 31, 2010.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In December 2010, the Company’s board of directors adopted a new stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. The Company and the Operating Partnership repurchased preferred stock and units in 2011 under this program as discussed below.

Preferred unit repurchases

In March 2011, the Company redeemed its 7-5/8% Series B preferred stock at its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date. Correspondingly, the Operating Partnership redeemed its Series B preferred units on the same date and under the same terms. In connection with the issuance of the Series B preferred units in 1997, the Operating Partnership incurred issuance costs and recorded such costs as a reduction of unitholders’ equity. The redemption price of the Series B preferred units exceeded the related carrying value by the associated issuance costs and expenses of $1,757. In connection with the redemption, the Operating Partnership reflected $1,757 of issuance costs and expenses as a reduction of earnings in arriving at the net loss attributable to common unitholders in 2011.

For the three months ended March 31, 2010, the Company and the Operating Partnership repurchased preferred stock and units with a liquidation value of approximately $932 under a Rule 10b5-1 plan.

Computation of earnings (loss) per common unit

For the three months ended March 31, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common unit is as follows:

	Three months ended March 31,
	2011	2010
Net income (loss) attributable to common unitholders (numerator):
Net income (loss)	$3,013	$(1,127)
Noncontrolling interests - consolidated real estate entities	11	(61)
Preferred unit distributions	(1,689)	(1,890)
Preferred unit redemption costs	(1,757)	(8)
Unvested restricted stock (allocation of earnings)	2	13

Net loss attributable to common unitholders	$(420)	$(3,073)

Common units (denominator):
Weighted average units outstanding - basic	49,212	48,543
Dilutive units from stock options (1)	-	-

Weighted average units outstanding - diluted (1)	49,212	48,543

Per-unit amount:
Basic	$(0.01)	$(0.06)

Diluted	$(0.01)	$(0.06)

(1)        The potential dilution from the Company’s outstanding stock options to purchase 387 and 108 shares for the three months ended March 31, 2011 and 2010, respectively, were antidilutive to the net loss per unit calculation. As such, these amounts were excluded from weighted average units for these periods.

Stock options to purchase 1,705 and 2,351 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810, the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,695 was in excess of its net book value of $3,063. At December 31, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. The

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

The following table summarizes the activity related to the Operating Partnership’s redeemable common units for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Redeemable common units, beginning of period	$6,192	$3,402

Comprehensive income (loss)
Net income (loss)	(1)	(11)
Adjustment for ownership interest of redeemable common units	5	3
Equity-based compensation	2	3
Distributions to common unitholders	(34)	(35)
Adjustment to redemption value of redeemable common units	531	460

Redeemable common units, end of period	$6,695	$3,822

6.    FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2011. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Operating Partnership periodically reviews its real estate assets, including operating assets, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent appraisals and discounted cash flow models. For the three months ended March 31, 2011 and 2010, the Operating Partnership did not record impairment charges related to its real estate assets.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2011, the fair value of fixed rate debt was approximately $1,066,212 (carrying value of $1,032,760) and the carrying value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, of $4,010 approximated its fair value due to the recent refinancing of the Company’s lines of credit at a market rate of interest. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In addition, the Operating Partnership has recorded a contractual license fee obligation associated with one of its condominium communities (see notes 2 and 3) at fair value of $5,826 at March 31, 2011. The fair value of this contractual obligation was $5,716 at December 31, 2010. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2010.

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2010.

Segment performance measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to NOI.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2011 and 2010. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2011	2010
Revenues
Fully stabilized communities	$63,237	$61,043
Communities stabilized during 2010	4,780	2,918
Other property segments	5,298	4,899
Other	216	283

Consolidated revenues	$73,531	$69,143

Contribution to Property Net Operating Income
Fully stabilized communities	$37,950	$35,170
Communities stabilized during 2010	2,676	812
Other property segments, including corporate management expenses	72	(613)

Consolidated property net operating income	40,698	35,369

Interest income	92	169
Other revenues	216	283
Depreciation	(18,752)	(18,471)
Interest expense	(14,475)	(12,613)
Amortization of deferred financing costs	(647)	(833)
General and administrative	(4,116)	(4,676)
Investment and development	(478)	(602)
Other investment costs	(494)	(669)
Gains on condominium sales activities, net	744	948
Equity in income of unconsolidated real estate entities	209	123
Other income (expense), net	16	(155)

Net income (loss)	$3,013	$(1,127)

8.    IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Accrued severance charges, beginning of period	$5,441	$7,671
Payments for period	(494)	(488)
Interest accretion	78	140

Accrued severance charges, end of period	$5,025	$7,323

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2011	2010
Dividend yield	2.2%	4.4%

Expected volatility	42.4%	41.6%

Risk-free interest rate	2.7%	2.8%

Expected option term (years)	6.0 years	6.0 years

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

For the three months ended March 31, 2011 and 2010, the Company granted stock options to purchase 25 and 66 shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $93 and $107 for the three months ended March 31, 2011 and 2010, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,068	$31	2,516	$31
Granted	25	37	66	18
Exercised	(381)	29	(2)	12
Forfeited	-	-	-	-
Expired	(7)	37	(229)	38

Options outstanding, end of period	1,705	31	2,351	30

Options exercisable, end of period	1,552	33	2,116	31

Weighted-average fair value of options granted during the period	$13.18		$5.08

At March 31, 2011, there was $649 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $3,341 and $16, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2011 were $15,742, $12,487 and $15,563, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2011 were 3.7, 3.2 and 3.6 years, respectively. Stock options expected to vest at March 31, 2011 totaled 1,698 at a weighted average exercise price of approximately $31.

At March 31, 2011, the Company had separated its outstanding options into two ranges based on exercise prices. There were 874 options outstanding with exercise prices ranging from $12.22 to $27.98. These options have a weighted average exercise price of $23 and a weighted average remaining contractual life of 3.6 years. Of these outstanding options, 746 were exercisable at March 31, 2011 at a weighted average exercise price of $25. In addition, there were 831 options outstanding with exercise prices ranging from $28.82 to $48.00. These options had a weighted average exercise price of $40 and a weighted average remaining contractual life of 3.7 years. Of these outstanding options, 806 were exercisable at March 31, 2011 at a weighted average exercise price of $40.

For the three months ended March 31, 2011 and 2010, the Company granted 41 and 87 shares of restricted stock, respectively, to Company officers and directors. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2011 and 2010 was $37.04 and $18.30, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2011 and 2010 was $1,532 and $1,582, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $500 and $556 for the three months ended March 31, 2011 and 2010, respectively.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011		2010
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	129	$19	132	$21
Granted	41	37	87	18
Vested	-	-	(1)	18
Forfeited	-	-	-	-

Unvested shares, end of period	170	24	218	20

At March 31, 2011, there was $3,307 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2011 and 2010 was $0 and $16, respectively.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $84 and $76 for the three months ended March 31, 2011 and 2010, respectively.

10.    INCOME TAXES

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

As of March 31, 2011 and December 31, 2010, the Operating Partnership’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2011 and 2010 and at March 31, 2011 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. For the three months ended March 31, 2011 and 2010, the TRSs recorded no net income tax expense (benefit) for federal income taxes as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

At December 31, 2010, management had established valuation allowances of approximately $60,456 against net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2010 is included in the footnotes to the Operating Partnership’s audited financial statements included in its Form 10-K. There were no material changes to the components of deferred tax assets , deferred tax asset valuation allowances and deferred liabilities at March 31, 2011.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

11.    LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and the Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. On March 9, 2011, the Court of Appeals entered an opinion and order affirming the dismissal of the action with prejudice. If the ERC chooses to contest the Court of Appeals’ decision and is successful in securing a reversal, it is not possible to estimate the amount of loss that would be associated with an adverse decision.

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

The Company and the Operating Partnership are involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and Operating Partnership believes that any resolution of pending proceedings or liability to the Company or Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company or Operating Partnership’s results of operations or financial position.

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

AND RESULTS OF OPERATIONS

(In thousands, except apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2011, the Company had interests in 20,629 apartment units in 56 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 766 apartment units at three communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At March 31, 2011, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property Operations

A gradually improving economy in the United States, favorable demographics and an outlook of modest new supply of multi-family units in the near term have contributed to improving apartment fundamentals in the Company’s markets starting in 2010 and continuing into 2011. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 3.6% and 7.9%, respectively, in the first quarter of 2011, as compared to the first quarter of 2010. The Company’s operating results and its outlook for the remainder of 2011 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2011 is based on the expectation that economic and employment conditions will continue to gradually improve, and that the supply of new multi-family units will continue to be relatively modest. Notwithstanding, there continues to be significant risks in the economy and, although the job market continues its gradual recovery in most of the Company’s markets, the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the environment for multi-family rental development starts is improving, and over time, the Company expects that this will impact competitive supply in the markets in which it operates.

Development Activity

In 2010, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000, and the development of its Post South Lamar™ apartment community in Austin, Texas, planned to consist of 298 apartment units and approximately 8,555 square feet of retail space with a total estimated development cost of approximately $41,700. In 2011, the Company commenced the development of the third phase of its Post Midtown Square® apartment community in Houston, Texas, planned to consist of 124 apartment units and approximately 10,864 square feet of retail space with a total estimated development cost of approximately $21,800. The square footage amounts are approximate and actual amounts may vary. The Company expects to initially fund estimated future construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit and utilizing net proceeds from on-going condominium sales and its at-the-market common equity sales program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In addition, the Company expects to commence development activities at several of its existing land sites later in 2011. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which management believes will positively influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at March 31, 2011, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

The Company’s ongoing investment in for-sale condominium housing continues to expose the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010 for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will remain challenging in the near term. As discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes accompanying the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010, the Company recorded impairment losses in prior years relating to these investments. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and an adjacent land site. There can be no assurance that additional impairment charges will not be recorded in subsequent periods as described further below.

As of April 29, 2011, the Company had 11 units under contract and 68 units closed at the Austin Condominium Project and had 9 units under contract and 9 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

At March 31, 2011, the Company’s investment in these two condominium projects totaled $75,986 as reflected on its consolidated balance sheet.

Risk of future condominium impairment losses

The Company had an independent valuation performed of the Austin Condominium Project and the Atlanta Condominium Project as of December 31, 2010, and the Company performed an evaluation of the condominium projects as of March 31, 2011, and determined that no additional impairment existed as of those dates. The assumptions used in the valuation models were based on current cash flow projections over the remaining expected selling period using a discount rate of 18%, which reflects the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2011, expectations regarding future impairment charges, expectations regarding anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expectations regarding rental revenues, expected costs of development, investment, interest, operating and other expenses, expectations regarding compensation cost for stock options, expectations regarding the payment of the licensing fee from proceeds of sales by the Atlanta Condominium Project, the Company’s expected debt levels, expectations regard the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2011 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to execute its 2011 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2011, the Company’s expectations regarding the use of joint venture arrangements to reduce market concentration in certain markets, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding any appeal or the outcome of any such appeal in the ERC matter, expectations regarding the DOJ matter and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

—	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K for the year ended December 31, 2010;

—	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

—	Uncertainties associated with the Company’s real estate development and construction;

—	Uncertainties associated with the timing and amount of apartment community sales;

—	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;

—	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;

—	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;

—	The effects of the Company’s leverage on its risk of default and debt service requirements;

—	The impact of a downgrade in the credit rating of the Company’s securities;

—

The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for limited recourse guarantees;

—	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

—	The Company’s ability to maintain its current dividend level;

—	Uncertainties associated with the Company’s for-sale housing business, including the timing and volume of condominium sales;

—	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;

—

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

—	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;

—	The Company’s ability to succeed in new markets;

—	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;

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

—	The effects of losses from natural catastrophes in excess of insurance coverage;

—	Uncertainties associated with environmental and other regulatory matters;

—	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;

—	The Company’s ability to renew leases or relet units as leases expire;

—	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;

—	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;

—	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission; and

—	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2010.

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

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 31 through 33 of the Company’s Form 10-K for the year ended December 31, 2010. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2011. The discussion below details the Company’s critical accounting policy related to asset impairments and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company, if any, for the three months ended March 31, 2011 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale (none at March 31, 2011), the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

value, less costs to sell. At March 31, 2011, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See note 6 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets held for sale are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a carrying value of approximately $75,986 at March 31, 2011. These projects were substantially completed and began delivering and closing for-sale condominium homes during 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 2 to the consolidated financial statements for a further discussion of the Austin Condominium Project and the Atlanta Condominium Project. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

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

For the three months ended March 31, 2011, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 46 communities that were completed and stabilized for all of the current and prior year and (2) four communities that achieved stabilization during 2010. There were no apartment communities classified as held for sale in discontinued operations at March 31, 2011.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits were $0 and $2,548 for the three months ended March 31, 2011 and 2010, respectively.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income. Net operating income is reconciled to GAAP net income (loss) in the financial information accompanying the tables. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010	% Change
Rental and other property revenues
Fully stabilized communities (1)	$63,237	$61,043	3.6%
Communities stabilized during 2010 (2)	4,780	2,918	63.8%
Other property segments (3)	5,298	4,899	8.1%

	73,315	68,860	6.5%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	25,287	25,873	(2.3)%
Communities stabilized during 2010 (2)	2,104	2,106	(0.1)%
Other property segments, including corporate management expenses (4)	5,226	5,512	(5.2)%

	32,617	33,491	(2.6)%

Property net operating income (5)	$40,698	$35,369	15.1%

Capital expenditures (6)
Annually recurring:
Carpet	$644	$605	6.4%
Other	1,483	1,973	(24.8)%

Total	$2,127	$2,578	(17.5)%

Periodically recurring	$1,292	$5,446	(76.3)%

Average apartment units in service	18,116	18,116	0.0%

(1)	Communities which reached stabilization prior to January 1, 2010.
(2)	Communities which reached stabilization in 2010.
(3)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $216 and $283 for the three ended March 31, 2011 and 2010, respectively.

(4)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,565 and $2,457 for the three months ended March 31, 2011 and 2010, respectively.

(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2011	2010
Fully stabilized community NOI	$37,950	$35,170
Property NOI from other operating segments	2,748	199

Consolidated property NOI	40,698	35,369

Add (subtract):
Interest income	92	169
Other revenues	216	283
Depreciation	(18,752)	(18,471)
Interest expense	(14,475)	(12,613)
Amortization of deferred financing costs	(647)	(833)
General and administrative	(4,116)	(4,676)
Investment and development	(478)	(602)
Other investment costs	(494)	(669)
Gains on condominium sales activities, net	744	948
Equity in income of unconsolidated real estate entities, net	209	123
Other income (expense), net	16	(155)

Net income (loss)	$3,013	$(1,127)

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

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2011 to 2010 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2010. This portfolio consisted of 46 communities with 16,688 units, including 13 communities with 5,407 units (32.4%) located in Atlanta, Georgia, 12 communities with 3,797 units (22.8%) located in Dallas, Texas, 5 communities with 1,905 units (11.4%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (12.6%) located in Tampa, Florida, 4 communities with 1,388 units (8.3%) located in Charlotte, North Carolina and 8 communities with 2,080 units (12.5%) located in other markets. The operating performance of these communities was as follows:

	Three months ended March 31,
	2011	2010	% Change

Rental and other revenues	$63,237	$61,043	3.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	25,287	25,873	(2.3)%

Same store net operating income (1)	$37,950	$35,170	7.9%

Capital expenditures (2)
Annually recurring:
Carpet	$644	$605	6.4%
Other	1,363	1,932	(29.5)%

Total annually recurring	2,007	2,537	(20.9)%
Periodically recurring	886	5,071	(82.5)%

Total capital expenditures (A)	$2,893	$7,608	(62.0)%

Total capital expenditures per unit (A ÷ 16,688 units)	$173	$456	(62.1)%

Average economic occupancy (3)	95.3%	95.0%	0.3%

Average monthly rental rate per unit (4)	$1,243	$1,215	2.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 43 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended March 31,
	2011	2010
Annually recurring capital expenditures by operating segment
Fully stabilized	$2,007	$2,537
Communities stabilized during 2010	22	17
Other segments	98	24

Total annually recurring capital expenditures	$2,127	$2,578

Periodically recurring capital expenditures by operating segment
Fully stabilized	$886	$5,071
Communities stabilized during 2010	31	36
Other segments	375	339

Total periodically recurring capital expenditures	$1,292	$5,446

Total revenue generating capital expenditures	$139	$33

Total property capital expenditures per statements of cash flows	$3,558	$8,057

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, and commercial properties in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures is the line on the Company’s consolidated statements of cash flows entitled “property capital expenditures.”

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.4% and 93.5% for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, net concessions were $384 and $699, respectively, and employee discounts were $184 and $181, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

The Operating Partnership reported a net loss attributable to common unitholders of $422 for the three months ended March 31, 2011 compared to $3,086 for the three months ended March 31, 2010. The Company reported a net loss attributable to common shareholders of $421 for the three months ended March 31, 2011 compared to $3,075 for the three months ended March 31, 2010. As discussed below, the reduced loss between periods primarily reflects additional net operating income from lease-up communities between periods and increased net operating income from fully stabilized communities as discussed below, offset somewhat by increased interest expense and preferred stock redemption costs.

Rental and other revenues from property operations increased $4,455 or 6.5% from 2010 to 2011 primarily due to increased revenues from the Company’s fully stabilized communities of $2,194 or 3.6% and increased revenues of $1,862 or 63.8% from communities that achieved full stabilization in 2010. The revenue increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up in 2010. The revenue increase from fully stabilized communities is discussed more fully below.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $874 or 2.6% from 2010 to 2011 primarily due to decreases from fully stabilized communities of $586 or 2.3% and decreases in other segment expense, including corporate property management expenses, of $286 or 5.2%. The expense decrease from fully stabilized communities is discussed below. The expense decrease from other property segments reflects decreased expenses of $373 from the Company’s furnished

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

apartment rental business due to somewhat slower leasing activity between years and savings from additional cost reduction initiatives.

For the three months ended March 31, 2011 and 2010, there were no sales of apartment communities. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended March 31, 2011 and 2010, gains on sales of real estate assets from condominium sales activities in continuing operations were $744 and $948 respectively. The decrease in aggregate condominium gains between periods primarily reflects the sales of 12 units at the Company’s two luxury condominium communities with somewhat lower net profit margins compared to sales of seven units at the Company’s condominium conversion communities in 2010 at higher profit margins. The higher profit margins in 2010 reflect the sell-out of most of the Company’s remaining completed condominium conversion units, the true up of condominium costs and margins on the final unit sales as well as additional income recognized from the reduction of estimated warranty costs on units sold in prior years. The Company completed the sell-out of condominium units at conversion communities in the second quarter of 2010 and commenced closing units at the Company’s two remaining luxury condominium communities in the second quarter of 2010. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2011.

Depreciation expense increased $281 or 1.5% from 2010 to 2011, primarily due to increased depreciation of $137 related to communities stabilized in 2010 as apartment units were placed in service in 2010 and increased depreciation of $138 related to the retail component of properties that were placed in service and partially leased up in 2010 and into 2011.

General and administrative expenses decreased $560, or 12.0%, from 2010 to 2011 as a result of $893 of increased legal expenses in 2010 primarily related to certain property litigation associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities. This decrease was partially offset by increased net personnel costs and expenses of $304 resulting from modest increases in compensation and targeted incentive compensation accruals in 2011.

Investment and development expenses decreased $124 or 20.6% from 2010 and 2011. In 2011, the capitalization of development personnel to development projects increased by $230 as the Company commenced the development of three apartment communities in late 2010 and in the first quarter of 2011. The increased development capitalization was offset somewhat by increased personnel and other costs of $106. As a result of continued development starts, the Company expects net investment and development expenses to be somewhat lower for the full year of 2011, compared to 2010, as a result of expected increases in amounts capitalized to development activities.

Other investment costs decreased $175 or 26.2% from 2010 and 2011. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2011 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in late 2010 and in 2011, as well as prior year tax settlement of $90 reflected in the first quarter of 2011.

Interest expense increased $1,862 or 14.8% from 2010 to 2011 primarily due to decreased interest capitalization in 2011. Decreased interest capitalization on the Company’s development projects of $1,962 primarily related to reduced interest capitalization on the Company’s two luxury condominium communities that were completed in 2010. The Company expects interest expense for the full year of 2011 to be higher than in 2010 due to the cessation of interest capitalization on the condominium projects discussed above as they delivered completed units in 2010, offset somewhat by increased interest capitalization on apartments under development and construction in 2011.

Equity in income of unconsolidated real estate entities increased $86 or 69.9% from 2010 to 2011. This increase was due to increased equity in earnings from unconsolidated apartment entities in 2010 as a result of improved market conditions in 2011.

For the three months ended March 31, 2011 and 2010, other income (expense) included estimated state franchise taxes. For 2011, other income (expense) also included income of $150 related to the settlement of a legal claim related to work performed at one of the Company’s apartment communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Annually recurring and periodically recurring capital expenditures decreased $4,605 or 57.4% from 2010 to 2011. The decrease in periodically recurring capital expenditures of $4,154 primarily reflects decreased costs associated with the Company’s exterior water remediation program at several communities that was completed in 2010, offset by increases at two communities related to parking deck improvements and window replacements. The decrease in annually recurring capital expenditures of $451 primarily reflects the timing of decreased roof, pool, landscape, fire systems, activity center and other expenditures in 2011.

Fully stabilized communities

Rental and other revenues increased $2,194 or 3.6% from 2010 to 2011. This increase resulted from a 2.3% increase in the average monthly rental rate per apartment unit and from a 0.3% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $1,357 between periods. Average economic occupancy increased from 95.0% in 2010 to 95.3% in 2011. The occupancy increase between periods resulted in lower vacancy losses of $99 in 2011. Other property revenues increased $738 due primarily to lower net concessions of $315 and somewhat higher utility reimbursements. Average occupancy levels were slightly higher between years as the Company endeavored to adjust rental rates to maintain average occupancy relatively consistent with 2010. The Company expects that rental revenues will increase moderately on a year over year basis in 2011, continuing a trend that began in late 2010. See the “Outlook” section below for an additional discussion of trends for 2011.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $586 or 2.3% from 2010 to 2011. This decrease was primarily due to decreased ground rent expenses of $370 or 55.4%, decreased maintenance expenses of $334 or 8.9% and decreased property tax expenses of $214 or 2.4%. These decreases were partially offset by higher utility expenses of $299 or 8.2%. The decrease in ground rent expenses reflects the termination of the ground lease (through the acquisition of the underlying land) at one of the Company’s Washington D.C. communities in the fourth quarter of 2010. Maintenance expenses decreased primarily due to lower turnover costs resulting from higher occupancy levels, lower exterior painting and lower equipment and general repair expenses resulting from the timing of expenses between years. Property tax expenses decreased due primarily due to lower assessed values achieved through prior year tax appeals that carried over into 2011. Utility expenses increased due to higher water and sewer charges in certain markets primarily due to higher rates as well as the timing of the settlement of expense billing discrepancies in certain markets.

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

While the U.S. economy has begun to recover, it is in its early stages, and the recovery in employment to date has been modest. The Company’s outlook for the remainder of 2011 is based on the expectation that economic and employment conditions will continue to improve during the year. If the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. The supply of new apartment units is also anticipated to remain relatively low in 2011, which coupled with improving multi-family housing demand in the Company’s markets, supports expectations of continued improvement in the multi-family rental markets in 2011.

Rental and other revenues from fully stabilized communities are expected to increase moderately in 2011, compared to 2010, driven primarily by new and renewed leases being completed at moderately higher market rental rates as the Company seeks to maintain occupancy levels relatively consistent with 2010. Operating expenses of fully stabilized communities are expected to increase moderately in 2011. The Company expects increases in property tax, personnel and utility expenses to be somewhat offset by reduced ground lease expenses due to the acquisition of the underlying land and the termination of a ground leases at a Washington D.C. community in late 2010. As a result, management expects fully stabilized community net operating income to increase moderately in 2011, which is expected to positively impact the Company’s results of operations. Management expects net operating income from communities stabilized in 2010 will also increase in 2011, as the communities are stabilized for all of 2011 compared to their lease-up throughout 2010.

Management expects interest expense in 2011 to be moderately higher than in 2010 due generally to decreased interest capitalization in 2011, compared to 2010, resulting from the completion of apartment projects under development in early 2010 and the completion

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

of two luxury condominium development projects in 2010, offset somewhat by interest capitalization to new construction starts in the latter half of 2010 and in 2011.

Management also expects general and administrative, property management and investment and development expenses to be relatively flat, net of amounts capitalized to development projects, due in part to lower expected legal expenses and increased capitalization of personnel and associated costs to current and future expected development starts in 2011.

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

The Company’s net cash provided by operating activities increased from $19,044 for the three months ended March 31, 2010 to $25,460 for the three months ended March 31, 2011 primarily due to increased property net operating income in 2011 from communities stabilized in 2010 as well as from increased property net operating income in 2011 from fully stabilized communities. For the remainder of 2011, the Company expects cash flows from operating activities to increase primarily driven by the anticipated improved performance of the Company’s fully stabilized communities resulting from improving conditions in multifamily markets and increased net operating income from a full year of stabilized operations from communities stabilized in 2010, offset somewhat by higher interest expenses.

Net cash flows used in investing activities decreased from $23,616 for the three months ended March 31, 2010 to $4,369 for the three months ended March 31, 2011 primarily due to increased proceeds from sales of condominiums and reduced property capital expenditures primarily related to the Company’s exterior remediation program which was completed in mid-2010. For the remainder of 2011, the Company expects to continue to incur development expenditures on current and expected new development starts. The Company does not currently expect to sell any apartment communities in 2011.

Net cash flows from financing activities changed from $2,524 of net cash provided by financing activities for the first quarter of 2010 to $34,888 of cash flows used in financing activities for the first quarter of 2011 primarily due to the redemption of the Company’s Series B preferred stock, offset somewhat by proceeds from the sale of common stock under the Company’s at-the-market equity program and from employee stock purchase and stock option plans. For the remainder of 2011, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds from the Company’s at-the-market common equity program (discussed below), principally to fund the expected development expenditures discussed above.

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

The Company’s current quarterly dividend payment to common shareholders is $0.20 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. If its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, the Company expects to use line of credit borrowings to fund dividend payments. For the three months ended March 31, 2011, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

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

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from land and condominium sales for the three months ended March 31, 2011 and for the full year of 2010 were $14,175 and $77,388, respectively. As of March 31, 2011, the Company had no apartment communities held for sale and currently does not expect to sell any apartment communities in 2011. The Company expects to generate additional net sales proceeds from the continued closings of condominium units at the Austin and Atlanta Condominium Projects in the remainder of 2011 (see “Outlook” above where discussed further).

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital. For the three months ended March 31, 2011 and for the full year of 2010, the Company sold 421 and 41 shares for net proceeds of $15,500 and $1,121, respectively.

As of March 31, 2011, the Company’s aggregate pipeline of three apartment developments under construction totaled approximately $158,500, of which approximately $124,500 remained to be incurred by the Company as of March 31, 2011. The Company also expects to begin additional developments later in 2011. The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures.

In January 2011, the Company refinanced its unsecured revolving line of credit facility. The new credit facility was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities LLC. The credit facility provides for a $300,000 unsecured revolving line of credit which has a three-year term with a one-year extension option, and which matures in January 2014. The new credit facility amends and restates the Company’s previous $400,000 unsecured revolving credit facility. The credit facility has a current stated interest rate of the London Interbank Offered Rate (LIBOR) plus 2.30% and requires the payment of annual facility fees currently equal to 0.45% of the aggregate loan commitments. The credit facility provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

debt. The credit facility also includes an uncommitted competitive bid option for up to half of the total available borrowing facility, as long as the Company maintains its investment grade credit rating. This option allows participating banks to bid to provide the Company loans at a rate that is generally lower than the stated rate for syndicated borrowings, depending on market conditions. The credit facility contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility.

In January 2011, the Company also refinanced its unsecured revolving line of credit agreement with Wells Fargo Bank, N.A., providing for a $30,000 unsecured cash management line of credit which has a three-year term with a one-year extension option, and which matures in January 2014. The cash management line carries pricing and terms, including debt covenants, substantially consistent with those of the syndicated credit facility described above. The new credit agreement amends and restates the Company’s previous $30,000 unsecured revolving cash management line.

As of April 29, 2011, the Company had cash and cash equivalents of approximately $4,600. Additionally, the Company had outstanding borrowings of $3,830 and outstanding letters of credit of $710 under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at March 31, 2011.

Management believes it will have adequate capacity under its unsecured revolving lines of credit to execute the remainder of its 2011 business plan and meet its short-term liquidity requirements. The Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the Company’s sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multifamily homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that such secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Stock and debt repurchase programs

In late 2010, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2012. This new stock and note repurchase program replaces programs that were previously in place through December 2010. In the first quarter of 2011, the Company fully redeemed its Series B preferred stock with a liquidation value of $49,571. In 2010, the Company repurchased preferred stock with a liquidation value of approximately $2,037 under a Rule 10b5-1 plan.

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

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three months ended March 31,
	2011	2010
New community development and acquisition activity (1)	$13,887	$16,518
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	139	33
Other community additions and improvements (3) (6)	1,292	5,446
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,127	2,578
Corporate additions and improvements	150	351

	$17,595	$24,926

Other Data
Capitalized interest	$432	$2,394

Capitalized development and associated costs (5)	$470	$240

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)	Includes $4,895 for the three months ended March 31, 2010, of periodically recurring capital expenditures related to the Company’s exterior remediation project that was completed in 2010.

Current communities under development

At March 31, 2011, the Company had 766 apartment units at three communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost	Costs Incurred as of 3/31/11	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (2)

Post Carlyle Square™ - Phase II	Wash. DC	344	-	$95.0	$24.7	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	5.6	3Q 2012	4Q 2013
Post Midtown Square® - Phase III	Houston, TX	124	10,864	21.8	3.7	3Q 2012	4Q 2013

Total		766	19,419	$158.5	$34.0

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

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

The Company also uses FFO as an operating measure. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT for the REIT industry to provide an alternate measure. Since the Company agrees with the concept of FFO and appreciates the reasons surrounding its creation, management believes that FFO is an important supplemental measure of operating performance. In addition, since most equity REITs provide FFO information to the investment community, the Company believes FFO is a useful supplemental measure for comparing the Company’s results to those of other equity REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FFO.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders was as follows.

	Three months ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(421)	$(3,075)
Noncontrolling interests - Operating Partnership	(1)	(11)
Depreciation on consolidated real estate assets	18,404	18,002
Depreciation on real estate assets held in unconsolidated entities	359	354
Gains on sales of condominiums	(744)	(948)
Incremental gains on condominium sales (1)	744	722

Funds from operations available to common shareholders and unitholders (2)	$18,341	$15,044

Weighted average shares outstanding - basic	49,194	48,557
Weighted average shares and units outstanding - basic	49,365	48,731
Weighted average shares outstanding - diluted (3)	49,581	48,665
Weighted average shares and units outstanding - diluted (3)	49,752	48,838

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

(2)	For the three months ended March 31, 2011, FFO included $1,757 of preferred stock redemption costs.
(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 387 and 108 for the three months ended March 31, 2011 and 2010, respectively. These dilutive securities were antidilutive to the computation of income (loss) per share, as the Company reported net loss attributable to common shareholders and unitholders for these periods under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 153 and 187 for the three months ended March 31, 2011 and 2010, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2011, the Company had $4,010 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2011, would increase or decrease by approximately $40 on an annualized basis.

The Company had no outstanding derivative financial instruments at March 31, 2011. Additionally, other than the renewal of the Company’s unsecured line of credit arrangements during the three months ended March 31, 2011, as discussed in note 4 to the consolidated financial statements, there were no material changes in outstanding fixed or variable rate debt arrangements for the three months ended March 31, 2011.

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

($ in thousands)

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and the Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. On March 9, 2011, the Court of Appeals entered an opinion and order affirming the dismissal of the action with prejudice. If the ERC chooses to contest the Court of Appeals’ decision and is successful in securing a reversal, it is not possible to estimate the amount of loss that would be associated with an adverse decision.

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

The Company and the Operating Partnership are involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and Operating Partnership believes that any resolution of pending proceedings or liability to the Company or Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company or Operating Partnership’s results of operations or financial position.

ITEM 1A.	RISK FACTORS

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2011 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011
March 31, 2011	-	$-	-	$200,000
February 1, 2011
February 28, 2011	-	-	-	$200,000
March 1, 2011
March 31, 2011 (2)	1,983	25.00	1,983	$150,429

Total	1,983	$25.00	1,983	$150,429

(1)

In the fourth quarter of 2010, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2012.

(2)	Total shares repurchased includes 1,983 shares of Series B preferred stock at a redemption price per share of $25.00.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.2*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.3*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.4*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.5*	-	Employment and Change in Control Agreement with S. Jamie Teabo
10.6*	-	Form of Change in Control Agreement (2.0X)
10.8(g)	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
101	-

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

POST PROPERTIES, INC.

May 9, 2011	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2011	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2011	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole general partner

May 9, 2011	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2011	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2011	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.2*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.3*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.4*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.5*	-	Employment and Change in Control Agreement with S. Jamie Teabo
10.6*	-	Form of Change in Control Agreement (2.0X)
10.8(g)	-

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

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
101	-

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