Form 10-Q
period 2011-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2011-08-08
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

50,472,535 shares of common stock outstanding as of July 29, 2011.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate assets
Land	$292,396	$285,005
Building and improvements	2,036,206	2,028,580
Furniture, fixtures and equipment	245,283	240,614
Construction in progress	58,096	25,734
Land held for future investment	55,420	72,697

	2,687,401	2,652,630
Less: accumulated depreciation	(729,759)	(692,514)
For-sale condominiums	68,098	82,259

Total real estate assets	2,025,740	2,042,375
Investments in and advances to unconsolidated real estate entities	7,350	7,671
Cash and cash equivalents	28,955	22,089
Restricted cash	5,328	5,134
Deferred charges, net	10,032	8,064
Other assets	29,351	29,446

Total assets	$2,106,756	$2,114,779

Liabilities and equity
Indebtedness	$1,031,878	$1,033,249
Accounts payable and accrued expenses	65,476	66,977
Investments in unconsolidated real estate entities	15,662	15,384
Dividends and distributions payable	10,124	9,814
Accrued interest payable	5,791	5,841
Security deposits and prepaid rents	9,970	10,027

Total liabilities	1,138,901	1,141,292

Redeemable common units	6,627	6,192

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 0 and 1,983 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	20
Common stock, $.01 par value, 100,000 authorized: 50,457 and 48,926 shares issued and 50,457 and 48,913 shares outstanding at June 30, 2011 and December 31, 2010, respectively	504	489
Additional paid-in-capital	963,922	965,691
Accumulated earnings	-	4,577

	964,435	970,786
Less common stock in treasury, at cost, 98 and 108 shares at June 30, 2011 and December 31, 2010, respectively	(3,326)	(3,696)

Total Company shareholders’ equity	961,109	967,090
Noncontrolling interests - consolidated real estate entities	119	205

Total equity	961,228	967,295

Total liabilities and equity	$2,106,756	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Rental	$70,499	$66,379	$139,592	$131,513
Other property revenues	4,698	4,181	8,920	7,907
Other	227	271	443	554

Total revenues	75,424	70,831	148,955	139,974

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,206	32,915	65,823	66,406
Depreciation	18,808	18,643	37,560	37,114
General and administrative	4,246	3,967	8,362	8,643
Investment and development	296	678	774	1,280
Other investment costs	455	490	949	1,159
Impairment losses	-	35,091	-	35,091

Total expenses	57,011	91,784	113,468	149,693

Operating income (loss)	18,413	(20,953)	35,487	(9,719)

Interest income	516	196	608	365
Interest expense	(14,437)	(12,561)	(28,912)	(25,174)
Amortization of deferred financing costs	(721)	(653)	(1,368)	(1,486)
Net gains on condominium sales activities	5,432	187	6,176	1,135
Equity in income of unconsolidated real estate entities, net	346	173	555	296
Other income (expense), net	285	(142)	301	(297)

Net income (loss)	9,834	(33,753)	12,847	(34,880)
Noncontrolling interests - consolidated real estate entities	(58)	-	(47)	(61)
Noncontrolling interests - Operating Partnership	(30)	125	(29)	136

Net income (loss) available to the Company	9,746	(33,628)	12,771	(34,805)
Dividends to preferred shareholders	(922)	(1,878)	(2,611)	(3,768)
Preferred stock redemption costs	-	(37)	(1,757)	(45)

Net income (loss) available to common shareholders	$8,824	$(35,543)	$8,403	$(38,618)

Per common share data - Basic
Net income (loss) available to common shareholders	$0.18	$(0.73)	$0.17	$(0.79)

Weighted average common shares outstanding - basic	49,875	48,432	49,460	48,401

Per common share data - Diluted
Net income (loss) available to common shareholders	$0.17	$(0.73)	$0.17	$(0.79)

Weighted average common shares outstanding - diluted	50,266	48,432	49,854	48,401

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2011
Equity & Accum. Earnings, December 31, 2010	$29	$489	$965,691	$4,577	$(3,696)	$967,090	$205	$967,295
Comprehensive income (loss)
Net income (loss)	-	-	-	12,771	-	12,771	47	12,818
Sales of common stock, net	-	10	38,223	-	-	38,233	-	38,233
Employee stock purchase, stock option and other plan issuances	-	5	14,113	-	370	14,488	-	14,488
Conversion of redeemable common units for shares	-	-	321	-	-	321	-	321
Adjustment for ownership interest of redeemable common units	-	-	(225)	-	-	(225)	-	(225)
Redemption of preferred stock	(20)	-	(49,613)	-	-	(49,633)	-	(49,633)
Stock-based compensation	-	-	1,273	-	-	1,273	-	1,273
Dividends to preferred shareholders	-	-	-	(2,611)	-	(2,611)	-	(2,611)
Dividends to common shareholders ($0.40 per share)	-	-	(5,297)	(14,737)	-	(20,034)	-	(20,034)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	(133)	(133)
Adjustment to redemption value of redeemable common units	-	-	(564)	-	-	(564)	-	(564)

Equity & Accum. Earnings, June 30, 2011	$9	$504	$963,922	$-	$(3,326)	$961,109	$119	$961,228

2010
Equity & Accum. Earnings, December 31, 2009	$29	$484	$960,593	$57,253	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income (loss)
Net income (loss)	-	-	-	(34,805)	-	(34,805)	61	(34,744)
Sales of common stock, net	-	-	1,121	-	-	1,121	-	1,121
Employee stock purchase, stock option and other plan issuances	-	2	1,585	-	54	1,641	-	1,641
Conversion of redeemable common units for shares	-	-	63	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	8	-	-	8	-	8
Redemption of preferred stock	-	-	(1,949)	-	-	(1,949)	-	(1,949)
Stock-based compensation	-	-	1,387	-	-	1,387	-	1,387
Dividends to preferred shareholders	-	-	-	(3,768)	-	(3,768)	-	(3,768)
Dividends to common shareholders ($0.40 per share)	-	-	(778)	(18,680)	-	(19,458)	-	(19,458)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	(240)	(240)
Adjustment to redemption value of redeemable common units	-	-	(757)	-	-	(757)	-	(757)

Equity & Accum. Earnings, June 30, 2010	$29	$486	$961,273	$-	$(3,175)	$958,613	$755	$959,368

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$12,847	$(34,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,560	37,114
Amortization of deferred financing costs	1,368	1,486
Gains on sales of real estate assets, net	(6,176)	(1,135)
Other, net	665	-
Asset impairment charges	-	35,091
Equity in income of unconsolidated entities, net	(555)	(296)
Distributions of earnings of unconsolidated entities	1,080	873
Deferred compensation	48	86
Stock-based compensation	1,278	1,392
Changes in assets, decrease (increase) in:
Other assets	(309)	28
Deferred charges	(141)	(160)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(50)	(197)
Accounts payable and accrued expenses	1,065	1,829
Security deposits and prepaid rents	(251)	(912)

Net cash provided by operating activities	48,429	40,319

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(36,965)	(29,915)
Net proceeds from sales of real estate assets	32,765	17,748
Capitalized interest	(1,006)	(4,894)
Property capital expenditures	(10,812)	(17,952)
Corporate additions and improvements	(486)	(224)
Investments in and advances to unconsolidated entities	-	(781)
Note receivable collections and other investments	434	146

Net cash used in investing activities	(16,070)	(35,872)

Cash Flows From Financing Activities
Lines of credit proceeds	24,523	78,014
Lines of credit repayments	(24,523)	(63,014)
Payments on indebtedness	(1,371)	(420)
Payments of financing costs and other	(3,972)	(880)
Proceeds from sales of common stock	38,233	1,121
Proceeds from employee stock purchase and stock options plans	13,785	855
Redemption of preferred stock	(49,633)	(1,949)
Distributions to noncontrolling interests - real estate entities	(133)	(240)
Distributions to noncontrolling interests - common unitholders	(68)	(70)
Dividends paid to preferred shareholders	(2,611)	(3,768)
Dividends paid to common shareholders	(19,723)	(19,410)

Net cash used in financing activities	(25,493)	(9,761)

Net increase (decrease) in cash and cash equivalents	6,866	(5,314)
Cash and cash equivalents, beginning of period	22,089	13,347

Cash and cash equivalents, end of period	$28,955	$8,033

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2011, the Company had interests in 21,431 apartment units in 57 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units in five communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At June 30, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At June 30, 2011, the Company had outstanding 50,457 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 163 at June 30, 2011 and represented a 0.3% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three and six months June 30, 2011 and 2010.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of June 30, 2011, all newly developed condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of June 30, 2011, except for for-sale condominium units, there were no real estate assets for sale.

For newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010
Interest paid, including interest capitalized	$29,968	$30,265
Income tax payments, net	705	155
Non-cash investing and financing activities:
Dividends and distributions declared	10,124	9,711
Conversions of common units	321	74
Common stock 401k matching contribution	655	700
Construction cost accruals, decrease	3,332	4,723
Adjustments to redeemable common units, net	(789)	(749)

2.	REAL ESTATE ACTIVITY

Acquisitions / Dispositions

In June 2011, the Company acquired the land under its Post Renaissance® apartment community for approximately $6,670 and the former ground leases associated with the land were terminated. The Company did not acquire any apartment communities in the three or six months ended June 30, 2011 or 2010. At June 30, 2011, the Company did not have any apartment communities or land parcels classified as held for sale. In addition, there were no sales of apartment communities or land parcels in the three or six months ended June 30, 2011 or 2010.

Condominium activities

As of June 30, 2011, the Company is selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $44,344 at June 30, 2011. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $23,754 at June 30, 2011. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first half of 2010, the Company completed its final sales of condominium units at two condominium conversion communities.

The revenues, costs and expenses associated with the Company’s condominium activities for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Condominium revenues	$19,090	$15,908	$32,765	$17,748
Condominium costs and expenses	(13,658)	(15,721)	(26,589)	(16,613)

Net gains on sales of condominiums	$5,432	$187	$6,176	$1,135

The Company closed 18 and 10 condominium homes for the three months and 30 and 17 condominium homes for the six months ended June 30, 2011 and 2010, respectively, at its condominium communities.

In the second quarter of 2010, the Company recorded an impairment charge of $34,691 to write down the Austin Condominium Project to its estimated fair value at that time. The impairment charge was recorded at the time the Austin Condominium Project began delivering and closing units and, consequently, was classified as held for sale for financial reporting purposes. The estimated fair value of the project was derived from the discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering current market conditions in the Austin market at that time.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At June 30, 2011, the Company held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% to 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2011 and December 31, 2010, the Company’s investment in the 35% owned Apartment LLCs totaled $7,350 and $7,671, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $4,689 at June 30, 2011. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at June 30, 2011 and December 31, 2010 reflects a credit investment of $15,662 and $15,384, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2011	December 31, 2010
Real estate assets, net of accumulated depreciation of $37,855 and $35,520 at March 31, 2011 and December 31, 2010, respectively	$249,026	$250,651
Cash and other	6,277	6,518

Total assets	$255,303	$257,169

Mortgage notes payable	$206,495	$206,495
Other liabilities	3,337	2,460

Total liabilities	209,832	208,955
Members’ equity	45,471	48,214

Total liabilities and members’ equity	$255,303	$257,169

Company’s equity investment in Apartment LLCs (1)	$(8,312)	$(7,713)

(1)	At June 30, 2011 and December 31, 2010, the Company’s equity investment includes its credit investments of $15,662 and $15,384, respectively, discussed above.

	Three months ended June 30,		Six months ended June 30,
Apartment LLCs - Income Statement Data	2011	2010	2011	2010
Revenues
Rental	$6,843	$6,511	$13,573	$12,994
Other property revenues	552	513	1,034	971

Total revenues	7,395	7,024	14,607	13,965

Expenses
Property operating and maintenance	2,770	2,920	5,648	5,808
Depreciation and amortization	1,722	1,681	3,428	3,357
Interest	2,986	2,986	5,939	5,939

Total expenses	7,478	7,587	15,015	15,104

Net loss	$(83)	$(563)	$(408)	$(1,139)

Company’s share of net income	$346	$173	$555	$296

At June 30, 2011, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011.

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

For the three and six months ended June 30, 2010, the Company’s equity in earnings on the statement of operations did not reflect any equity method income or losses from its investment in the Mixed-Use LP, as the Company had previously suspended equity method accounting in 2009 due to the recognition of prior losses in excess of its investment and commitments to the entity.

4.	INDEBTEDNESS

At June 30, 2011 and December 31, 2010, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		June 30, 2011	December 31, 2010
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2011-2017	(1)	$385,412	$385,412
Unsecured Lines of Credit	N/A	LIBOR + 2.30% (2)	2014	(2)	-	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019	(3)	646,466	647,837

Total					$1,031,878	$1,033,249

(1)	Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% mature in October 2011. The remaining unsecured notes mature between 2012 and 2017.
(2)	Represents stated rate.
(3)	There are no scheduled maturities of secured notes in 2011. These notes mature between 2013 and 2019.

Debt maturities

A schedule of the aggregate maturities of the Company’s indebtedness at June 30, 2011 is provided below.

Remainder of 2011	$11,751
2012	100,104
2013	186,606
2014	188,644	(1)
2015	124,205
Thereafter	420,568

	$1,031,878

(1)	Includes outstanding balances on lines of credit totaling $0 at June 30, 2011.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt issuances and retirements

There were no issuances or retirements of debt for the six months ended June 30, 2011.

Unsecured lines of credit

At June 30, 2011, the Company utilizes a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line was refinanced in January 2011, and the aggregate available capacity under the agreement was reduced from $400,000. The Syndicated Line has a stated interest rate of LIBOR plus 2.30% (previously LIBOR plus 0.80%) and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities LLC. The Syndicated Line requires the payment of annual facility fees equal to 0.45% (previously 0.15%) of the aggregate loan commitment. The Syndicated Line matures in January 2014 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions in the agreement. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At June 30, 2011, the Company had issued letters of credit to third parties totaling $710 under this facility. In connection with the refinancing of the Syndicated Line in January 2011, the Company paid fees and expenses of approximately $3,641.

Additionally, at June 30, 2011, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”), which was amended and restated in January 2011. The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to total unsecured debt may not be less than 0.115 to 1.0 and the ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at June 30, 2011.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months and six ended June 30, 2011, sales of common stock under this program totaled 578 and 999 shares, respectively, for net proceeds of $22,733 and $38,233, respectively. For the three months and six ended June 30, 2010, sales of common stock under this program totaled 41 shares for net proceeds of $1,121. The Company has and expects to use the proceeds from this program for general corporate purposes.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. The Company repurchased preferred stock in 2011 under this program as discussed below.

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

Computation of earnings (loss) per common share

For the three and six months ended June 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders (numerator):
Net income (loss)	$9,834	$(33,753)	$12,847	$(34,880)
Noncontrolling interests - consolidated real estate entities	(58)	-	(47)	(61)
Noncontrolling interests - Operating Partnership	(30)	125	(29)	136
Preferred stock dividends	(922)	(1,878)	(2,611)	(3,768)
Preferred stock redemption costs	-	(37)	(1,757)	(45)
Unvested restricted stock (allocation of earnings)	(29)	159	(26)	162

Net income (loss) available to common shareholders	$8,795	$(35,384)	$8,377	$(38,456)

Common shares (denominator):
Weighted average shares outstanding - basic	49,875	48,432	49,460	48,401
Dilutive shares from stock options	391	-	394	-

Weighted average shares outstanding - diluted	50,266	48,432	49,854	48,401

Per-share amount:
Basic	$0.18	$(0.73)	$0.17	$(0.79)

Diluted	$0.17	$(0.73)	$0.17	$(0.79)

Stock options to purchase 533 and 2,351 shares of common stock for the three months ended and 533 and 2,297 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810, the Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,627 was in excess of its net book value of $2,962. At December 31, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The following table summarizes the activity related to the Company’s redeemable common units for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Redeemable common units, beginning of period	$6,192	$3,402

Comprehensive income (loss)
Net income (loss)	29	(136)
Conversion of redeemable common units for shares	(321)	(74)
Adjustment for ownership interest of redeemable common units	225	(8)
Stock-based compensation	5	5
Distributions to common unitholders	(67)	(69)
Adjustment to redemption value of redeemable common units	564	757

Redeemable common units, end of period	$6,627	$3,877

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2011. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent appraisals and discounted cash flow models.

During the second quarter of 2010, the Austin Condominium Project began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation model, the Company wrote down the carry value of the community to its estimated fair value of $85,378 using level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see notes 2 and 8). In addition, in the second quarter of 2010, the Company wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using level 3 inputs, and recorded an impairment charge of $400.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2011, the fair value of fixed rate debt was approximately $1,088,504 (carrying value of $1,031,878). There was no variable rate debt outstanding at June 30, 2011. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In addition, the Company has recorded a contractual license fee obligation associated with one of its condominium communities (see note 3) at fair value of $5,964 at June 30, 2011. The fair value of this contractual obligation was $5,716 at December 31, 2010. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2011 and 2010. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Fully stabilized communities	$64,700	$61,698	$127,938	$122,741
Communities stabilized during 2010	5,003	3,681	9,783	6,599
Other property segments	5,494	5,181	10,791	10,080
Other	227	271	443	554

Consolidated revenues	$75,424	$70,831	$148,955	$139,974

Contribution to Property Net Operating Income
Fully stabilized communities	$39,073	$36,274	$77,024	$71,444
Communities stabilized during 2010	2,777	1,587	5,453	2,399
Other property segments, including corporate management expenses	141	(216)	212	(829)

Consolidated property net operating income	41,991	37,645	82,689	73,014

Interest income	516	196	608	365
Other revenues	227	271	443	554
Depreciation	(18,808)	(18,643)	(37,560)	(37,114)
Interest expense	(14,437)	(12,561)	(28,912)	(25,174)
Amortization of deferred financing costs	(721)	(653)	(1,368)	(1,486)
General and administrative	(4,246)	(3,967)	(8,362)	(8,643)
Investment and development	(296)	(678)	(774)	(1,280)
Other investment costs	(455)	(490)	(949)	(1,159)
Impairment losses	-	(35,091)	-	(35,091)
Gains on condominium sales activities, net	5,432	187	6,176	1,135
Equity in income of unconsolidated real estate entities	346	173	555	296
Other income (expense), net	285	(142)	301	(297)

Net income (loss)	$9,834	$(33,753)	$12,847	$(34,880)

8.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010

Accrued severance charges, beginning of period	$5,441	$7,671
Payments for period	(1,353)	(1,511)
Interest accretion	157	279

Accrued severance charges, end of period	$4,245	$6,439

For the three and six months ended June 30, 2010, the Company recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated condominium project in Austin, Texas and recorded impairment charges of $400 to write-down the carrying value of a land parcel classified as held for sale to their fair values at June 30, 2010 (see notes 2 and 6).

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

	Six months ended June 30,
	2011	2010
Dividend yield	2.2%	4.4%
Expected volatility	42.4%	41.6%
Risk-free interest rate	2.7%	2.8%
Expected option term (years)	6.0 years	6.0 years

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which was expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $92 and $70 for the three months ended and $186 and $177 for the six months ended June 30, 2011 and 2010, respectively, under the fair value method. At June 30, 2011, there was $551 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of stock option activity under all plans for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011		2010
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,068	$ 31	2,516	$ 31
Granted	25	37	66	18
Exercised	(466)	29	(50)	12
Expired	(10)	38	(235)	38

Options outstanding, end of period (1)	1,617	31	2,297	30

Options exercisable, end of period (1)	1,464	33	2,062	32

Options vested and expected to vest, end of period (1)	1,610	31	2,286	30

Weighted average fair value of options granted during the period	$13.18		$5.08

(1)

At June 30, 2011, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $16,848, $13,362 and $16,658, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.5 years, 3.0 years and 3.5 years, respectively.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $4,180 and $730, respectively.

At June 30, 2011, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Price
$12.22 - $27.98	846	$23	3.4	717	$25
$28.82 - $48.00	771	40	3.7	747	40

Total	1,617	31	3.5	1,464	33

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $476 and $552 for the three months ended and $976 and $1,108 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, there was $2,824 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted shares vested for the six months ended June 30, 2011 and 2010 was $65 and $38, respectively.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011		2010
	Shares	Exercise Price	Shares	Exercise Price
Unvested share, beginning or period	129	$ 19	132	$ 21
Granted (1)	41	37	87	18
Vested	(1)	15	(2)	16
Forfeited	-	-	-	-

Unvested shares, end of period	169	24	217	20

(1)	The total value of the restricted share grants for the six months ended June 30, 2011 and 2010 was $1,532 and $1,582, respectively.

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $30 and $31 for the three months ended and $116 and $107 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2011 and 2010 and at June 30, 2011 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended June 30, 2011 and 2010, the TRSs recorded no net income tax expense (benefit) for federal income taxes as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2010 is included in the footnotes to the Company’s audited financial statements included in its Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at June 30, 2011.

11.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and the Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. On March 9, 2011, the Court of Appeals entered an opinion and order affirming the dismissal of the action with prejudice. The time periods for ERC to further appeal the decision have expired. Hence, the dismissal of the lawsuit is final.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate assets
Land	$292,396	$285,005
Building and improvements	2,036,206	2,028,580
Furniture, fixtures and equipment	245,283	240,614
Construction in progress	58,096	25,734
Land held for future investment	55,420	72,697

	2,687,401	2,652,630
Less: accumulated depreciation	(729,759)	(692,514)
For-sale condominiums	68,098	82,259

Total real estate assets	2,025,740	2,042,375
Investments in and advances to unconsolidated real estate entities	7,350	7,671
Cash and cash equivalents	28,955	22,089
Restricted cash	5,328	5,134
Deferred charges, net	10,032	8,064
Other assets	29,351	29,446

Total assets	$2,106,756	$2,114,779

Liabilities and equity
Indebtedness	$1,031,878	$1,033,249
Accounts payable and accrued expenses	65,476	66,977
Investments in unconsolidated real estate entities	15,662	15,384
Distributions payable	10,124	9,814
Accrued interest payable	5,791	5,841
Security deposits and prepaid rents	9,970	10,027

Total liabilities	1,138,901	1,141,292

Redeemable common units	6,627	6,192

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	92,963
Common units
General partner	10,795	10,354
Limited partner	906,922	863,773

Total Operating Partnership equity	961,109	967,090
Noncontrolling interests - consolidated real estate entities	119	205

Total equity	961,228	967,295

Total liabilities and equity	$2,106,756	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Rental	$70,499	$66,379	$139,592	$131,513
Other property revenues	4,698	4,181	8,920	7,907
Other	227	271	443	554

Total revenues	75,424	70,831	148,955	139,974

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	33,206	32,915	65,823	66,406
Depreciation	18,808	18,643	37,560	37,114
General and administrative	4,246	3,967	8,362	8,643
Investment and development	296	678	774	1,280
Other investment costs	455	490	949	1,159
Impairment losses	-	35,091	-	35,091

Total expenses	57,011	91,784	113,468	149,693

Operating income (loss)	18,413	(20,953)	35,487	(9,719)

Interest income	516	196	608	365
Interest expense	(14,437)	(12,561)	(28,912)	(25,174)
Amortization of deferred financing costs	(721)	(653)	(1,368)	(1,486)
Net gains on condominium sales activities	5,432	187	6,176	1,135
Equity in income of unconsolidated real estate entities, net	346	173	555	296
Other income (expense), net	285	(142)	301	(297)

Net income (loss)	9,834	(33,753)	12,847	(34,880)
Noncontrolling interests - consolidated real estate entities	(58)	-	(47)	(61)

Net income (loss) available to the Operating Partnership	9,776	(33,753)	12,800	(34,941)
Distributions to preferred unitholders	(922)	(1,878)	(2,611)	(3,768)
Preferred unit redemption costs	-	(37)	(1,757)	(45)

Net income (loss) available to common unitholders	$8,854	$(35,668)	$8,432	$(38,754)

Per common unit data - Basic
Net income (loss) available to common unitholders	$0.18	$(0.73)	$0.17	$(0.79)

Weighted average common units outstanding - basic	50,044	48,603	49,630	48,574

Per common unit data - Diluted
Net income (loss) available to common unitholders	$0.17	$(0.73)	$0.17	$(0.79)

Weighted average common units outstanding - diluted	50,435	48,603	50,024	48,574

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

		Common Units		Total Operating	Noncontrolling Interests -
	Preferred Units	General Partner	Limited Partners	Partnership Equity	Consolidated Real Estate Entities	Total Equity
2011
Equity, December 31, 2010	$92,963	$10,354	$863,773	$967,090	$205	$967,295
Comprehensive income (loss)
Net income (loss)	2,611	102	10,058	12,771	47	12,818
Contributions from the Company related to sales of Company common stock	-	382	37,851	38,233	-	38,233
Contributions from the Company related to employee stock purchase, stock option and other plans	-	145	14,343	14,488	-	14,488
Conversion of redeemable common units	-	-	321	321	-	321
Adjustment for ownership interest of redeemable common units	-	-	(225)	(225)	-	(225)
Redemption of preferred units	(49,571)	-	(62)	(49,633)	-	(49,633)
Equity-based compensation	-	13	1,260	1,273	-	1,273
Distributions to preferred unitholders	(2,611)	-	-	(2,611)	-	(2,611)
Distributions to common unitholders ($0.40 per unit)	-	(201)	(19,833)	(20,034)	-	(20,034)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	(133)	(133)
Adjustment to redemption value of redeemable common units	-	-	(564)	(564)	-	(564)

Equity, June 30, 2011	$43,392	$10,795	$906,922	$961,109	$119	$961,228

2010
Equity, December 31, 2009	$95,000	$10,786	$909,333	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	3,768	(387)	(38,186)	(34,805)	61	(34,744)
Contributions from the Company related to sales of Company common stock	-	11	1,110	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-	16	1,625	1,641	-	1,641
Conversion of redeemable common units	-	-	74	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	8	8	-	8
Redemption of preferred units	(1,961)	-	12	(1,949)	-	(1,949)
Equity-based compensation	-	14	1,373	1,387	-	1,387
Distributions to preferred unitholders	(3,768)	-	-	(3,768)	-	(3,768)
Distributions to common unitholders ($0.40 per unit)	-	(195)	(19,263)	(19,458)	-	(19,458)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	(240)	(240)
Adjustment to redemption value of redeemable common units	-	-	(757)	(757)	-	(757)

Equity, June 30, 2010	$93,039	$10,245	$855,329	$958,613	$755	$959,368

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$12,847	$(34,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,560	37,114
Amortization of deferred financing costs	1,368	1,486
Gains on sales of real estate assets, net	(6,176)	(1,135)
Other, net	665	-
Asset impairment charges	-	35,091
Equity in income of unconsolidated entities, net	(555)	(296)
Distributions of earnings of unconsolidated entities	1,080	873
Deferred compensation	48	86
Equity-based compensation	1,278	1,392
Changes in assets, decrease (increase) in:
Other assets	(309)	28
Deferred charges	(141)	(160)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(50)	(197)
Accounts payable and accrued expenses	1,065	1,829
Security deposits and prepaid rents	(251)	(912)

Net cash provided by operating activities	48,429	40,319

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(36,965)	(29,915)
Net proceeds from sales of real estate assets	32,765	17,748
Capitalized interest	(1,006)	(4,894)
Property capital expenditures	(10,812)	(17,952)
Corporate additions and improvements	(486)	(224)
Investments in and advances to unconsolidated entities	-	(781)
Note receivable collections and other investments	434	146

Net cash used in investing activities	(16,070)	(35,872)

Cash Flows From Financing Activities
Lines of credit proceeds	24,523	78,014
Lines of credit repayments	(24,523)	(63,014)
Payments on indebtedness	(1,371)	(420)
Payments of financing costs and other	(3,972)	(880)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	52,018	1,976
Redemption of preferred units	(49,633)	(1,949)
Distributions to noncontrolling interests - real estate entities	(133)	(240)
Distributions to noncontrolling interests - non-Company common unitholders	(68)	(70)
Distributions to preferred unitholders	(2,611)	(3,768)
Distributions to common unitholders	(19,723)	(19,410)

Net cash used in financing activities	(25,493)	(9,761)

Net increase (decrease) in cash and cash equivalents	6,866	(5,314)
Cash and cash equivalents, beginning of period	22,089	13,347

Cash and cash equivalents, end of period	$28,955	$8,033

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

At June 30, 2011 the Company owned 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three and six months ended June 30, 2011 and 2010. Common Units held by persons other than the Company totaled 163 at June 30, 2011 and represented a 0.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At June 30, 2011, the Operating Partnership had interests in 21,431 apartment units in 57 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units in five communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At June 30, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Operating Partnership accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of June 30, 2011, all newly developed condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

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

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of June 30, 2011, except for for-sale condominium units, there were no real estate assets for sale.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended
	June 30,
	2011	2010
Interest paid, including interest capitalized	$29,968	$30,265
Income tax payments, net	705	155
Non-cash investing and financing activities:
Distributions committed	10,124	9,711
Conversions of redeemable common units	321	74
Common stock 401k matching contribution	655	700
Construction cost accruals, decrease	3,332	4,723
Adjustments to redeemable common units, net	(789)	(749)

2.	REAL ESTATE ACTIVITY

Acquisitions / Dispositions

In June 2011, the Operating Partnership acquired the land under its Post Renaissance® apartment community for approximately $6,670 and the former ground leases associated with the land were terminated. The Operating Partnership did not acquire any apartment communities in the three or six months ended June 30, 2011 or 2010. At June 30, 2011, the Operating Partnership did not have any apartment communities or land parcels classified as held for sale. In addition, there were no sales of apartment communities or land parcels in the three or six months ended June 30, 2011 or 2010.

Condominium activities

As of June 30, 2011, the Operating Partnership is selling condominium homes in two wholly owned condominium communities. The Operating Partnership’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $44,344 at June 30, 2011. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Operating Partnership’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $23,754 at June 30, 2011. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first half of 2010, the Operating Partnership completed its final sales of condominium units at two condominium conversion communities.

The revenues, costs and expenses associated with the Operating Partnership’s condominium activities for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Condominium revenues	$19,090	$15,908	$32,765	$17,748
Condominium costs and expenses	(13,658)	(15,721)	(26,589)	(16,613)

Net gains on sales of condominiums	$5,432	$187	$6,176	$1,135

The Operating Partnership closed 18 and 10 condominium homes for the three months and 30 and 17 condominium homes for the six months ended June 30, 2011 and 2010, respectively, at its condominium communities.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In the second quarter of 2010, the Operating Partnership recorded an impairment charge of $34,691 to write down the Austin Condominium Project to its estimated fair value at that time. The impairment charge was recorded at the time the Austin Condominium Project began delivering and closing units and, consequently, was classified as held for sale for financial reporting purposes. The estimated fair value of the project was derived from the discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering current market conditions in the Austin market at that time.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At June 30, 2011, the Operating Partnership held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Operating Partnership has a 25% to 35% equity interest in these Apartment LLCs.

The Operating Partnership accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2011 and December 31, 2010, the Operating Partnership’s investment in the 35% owned Apartment LLCs totaled $7,350 and $7,671, respectively, excluding the credit investments discussed below. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $4,689 at June 30, 2011. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership’s investment in the 25% owned Apartment LLCs at June 30, 2011 and December 31, 2010 reflects a credit investment of $15,662 and $15,384, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet. The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment LLCs. The Operating Partnership provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2011	December 31, 2010
Real estate assets, net of accumulated depreciation of $37,855 and $35,520 at March 31, 2011 and December 31, 2010, respectively	$249,026	$250,651
Cash and other	6,277	6,518

Total assets	$255,303	$257,169

Mortgage notes payable	$206,495	$206,495
Other liabilities	3,337	2,460

Total liabilities	209,832	208,955
Members’ equity	45,471	48,214

Total liabilities and members’ equity	$255,303	$257,169

Operating Partnership’s equity investment in Apartment LLCs (1)	$(8,312)	$(7,713)

(1) At June 30, 2011 and December 31, 2010, the Operating Partnership’s equity investment includes its credit investments of $15,662 and $15,384, respectively, discussed above.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended June 30,		Six months ended June 30,
Apartment LLCs - Income Statement Data	2011	2010	2011	2010
Revenues
Rental	$6,843	$6,511	$13,573	$12,994
Other property revenues	552	513	1,034	971

Total revenues	7,395	7,024	14,607	13,965

Expenses
Property operating and maintenance	2,770	2,920	5,648	5,808
Depreciation and amortization	1,722	1,681	3,428	3,357
Interest	2,986	2,986	5,939	5,939

Total expenses	7,478	7,587	15,015	15,104

Net loss	$(83)	$(563)	$(408)	$(1,139)

Operating Partnership’s share of net income	$346	$173	$555	$296

At June 30, 2011, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

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

For the three and six months ended June 30, 2010, the Operating Partnership’s equity in earnings on the statement of operations did not reflect any equity method income or losses from its investment in the Mixed-Use LP, as the Operating Partnership had previously suspended equity method accounting in 2009 due to the recognition of prior losses in excess of its investment and commitments to the entity.

4.	INDEBTEDNESS

At June 30, 2011 and December 31, 2010, the Operating Partnership’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		June 30, 2011	December 31, 2010
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2011-2017	(1)	$385,412	$385,412
Unsecured Lines of Credit	N/A	LIBOR + 2.30% (2)	2014	(2)	-	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 6.09%	2013-2019	(3)	646,466	647,837

Total					$1,031,878	$1,033,249

(1)	Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% mature in October 2011. The remaining unsecured notes mature between 2012 and 2017.
(2)	Represents stated rate.
(3)	There are no scheduled maturities of secured notes in 2011. These notes mature between 2013 and 2019.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

A schedule of the aggregate maturities of the Operating Partnership’s indebtedness at June 30, 2011 is provided below.

Remainder of 2011	$11,751
2012	100,104
2013	186,606
2014	188,644	(1)
2015	124,205
Thereafter	420,568

	$1,031,878

(1)	Includes outstanding balances on lines of credit totaling $0 at June 30, 2011.

Debt issuances and retirements

There were no issuances or retirements of debt for the six months ended June 30, 2011.

Unsecured lines of credit

At June 30, 2011, the Operating Partnership utilizes a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line was refinanced in January 2011, and the aggregate available capacity under the agreement was reduced from $400,000. The Syndicated Line has a stated interest rate of LIBOR plus 2.30% (previously LIBOR plus 0.80%) and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities LLC. The Syndicated Line requires the payment of annual facility fees equal to 0.45% (previously 0.15%) of the aggregate loan commitment. The Syndicated Line matures in January 2014 and may be extended for an additional year at the Operating Partnership’s option, subject to the satisfaction of certain conditions in the agreement. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Operating Partnership from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At June 30, 2011, the Operating Partnership had issued letters of credit to third parties totaling $710 under this facility. In connection with the refinancing of the Syndicated Line in January 2011, the Operating Partnership paid fees and expenses of approximately $3,641.

Additionally, at June 30, 2011, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”), which was amended and restated in January 2011. The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Operating Partnership believes it met these financial covenants at June 30, 2011.

5.	EQUITY AND NONCONTROLLING INTERESTS

Company’s common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months and six ended June 30, 2011, sales of common stock under this program totaled 578 and 999 shares, respectively, for net proceeds of $22,733 and $38,233, respectively. For the three months and six ended June 30, 2010, sales of common stock under this program totaled 41 shares for net proceeds of $1,121. The Company’s proceeds are contributed to the Operating Partnership in exchange for a like number of common units. The Operating Partnership has and expects to use the proceeds from this program for general corporate purposes.

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. The Company and the Operating Partnership repurchased preferred stock and units in 2011 under this program as discussed below.

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

For the three and six months ended June 30, 2010, the Company and the Operating Partnership repurchased preferred stock and units with a liquidation value of approximately $1,030 and $1,962, respectively, under a Rule 10b5-1 plan.

Computation of earnings (loss) per common unit

For the three and six months ended June 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per common unit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common unitholders (numerator):
Net income (loss)	$9,834	$(33,753)	$12,847	$(34,880)
Noncontrolling interests - consolidated real estate entities	(58)	-	(47)	(61)
Preferred unit distributions	(922)	(1,878)	(2,611)	(3,768)
Preferred unit redemption costs	-	(37)	(1,757)	(45)
Unvested restricted stock (allocation of earnings)	(29)	159	(26)	162

Net income (loss) available to common unitholders	$8,825	$(35,509)	$8,406	$(38,592)

Common units (denominator):
Weighted average units outstanding - basic	50,044	48,603	49,630	48,574
Dilutive units from stock options	391	-	394	-

Weighted average units outstanding - diluted	50,435	48,603	50,024	48,574

Per-unit amount:
Basic	$0.18	$(0.73)	$0.17	$(0.79)

Diluted	$0.17	$(0.73)	$0.17	$(0.79)

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options to purchase 533 and 2,351 shares of common stock for the three months ended and 533 and 2,297 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Noncontrolling interests

In accordance with ASC Topic 810, the Operating Partnership determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,627 was in excess of its net book value of $2,962. At December 31, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

The following table summarizes the activity related to the Operating Partnership’s redeemable common units for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Redeemable common units, beginning of period	$6,192	$3,402

Comprehensive income (loss)
Net income (loss)	29	(136)
Conversion of redeemable common units for shares	(321)	(74)
Adjustment for ownership interest of redeemable common units	225	(8)
Equity-based compensation	5	5
Distributions to common unitholders	(67)	(69)
Adjustment to redemption value of redeemable common units	564	757

Redeemable common units, end of period	$6,627	$3,877

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Operating Partnership records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Operating Partnership records derivative financial instruments, if any, at fair value. The Operating Partnership also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2011. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Operating Partnership periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent appraisals and discounted cash flow models.

During the second quarter of 2010, the Austin Condominium Project began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

model, the Operating Partnership wrote down the carry value of the community to its estimated fair value of $85,378 using level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see notes 2 and 8). In addition, in the second quarter of 2010, the Operating Partnership wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using level 3 inputs, and recorded an impairment charge of $400.

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2011, the fair value of fixed rate debt was approximately $1,088,504 (carrying value of $1,031,878). There was no variable rate debt outstanding at June 30, 2011. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In addition, the Operating Partnership has recorded a contractual license fee obligation associated with one of its condominium communities (see note 3) at fair value of $5,964 at June 30, 2011. The fair value of this contractual obligation was $5,716 at December 31, 2010. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2011 and 2010. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Fully stabilized communities	$64,700	$61,698	$127,938	$122,741
Communities stabilized during 2010	5,003	3,681	9,783	6,599
Other property segments	5,494	5,181	10,791	10,080
Other	227	271	443	554

Consolidated revenues	$75,424	$70,831	$148,955	$139,974

Contribution to Property Net Operating Income
Fully stabilized communities	$39,073	$36,274	$77,024	$71,444
Communities stabilized during 2010	2,777	1,587	5,453	2,399
Other property segments, including corporate management expenses	141	(216)	212	(829)

Consolidated property net operating income	41,991	37,645	82,689	73,014

Interest income	516	196	608	365
Other revenues	227	271	443	554
Depreciation	(18,808)	(18,643)	(37,560)	(37,114)
Interest expense	(14,437)	(12,561)	(28,912)	(25,174)
Amortization of deferred financing costs	(721)	(653)	(1,368)	(1,486)
General and administrative	(4,246)	(3,967)	(8,362)	(8,643)
Investment and development	(296)	(678)	(774)	(1,280)
Other investment costs	(455)	(490)	(949)	(1,159)
Impairment losses	-	(35,091)	-	(35,091)
Gains on condominium sales activities, net	5,432	187	6,176	1,135
Equity in income of unconsolidated real estate entities	346	173	555	296
Other income (expense), net	285	(142)	301	(297)

Net income (loss)	$9,834	$(33,753)	$12,847	$(34,880)

8.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Accrued severance charges, beginning of period	$5,441	$7,671
Payments for period	(1,353)	(1,511)
Interest accretion	157	279

Accrued severance charges, end of period	$4,245	$6,439

For the three and six months ended June 30, 2010, the Operating Partnership recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated condominium project in Austin, Texas and recorded impairment charges of $400 to write-down the carrying value of a land parcel classified as held for sale to their fair values at June 30, 2010 (see notes 2 and 6).

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

	Six months ended June 30,
	2011	2010
Dividend yield	2.2%	4.4%

Expected volatility	42.4%	41.6%

Risk-free interest rate	2.7%	2.8%

Expected option term (years)	6.0 years	6.0 years

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which was expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $92 and $70 for the three months ended and $186 and $177 for the six months ended June 30, 2011 and 2010, respectively, under the fair value method. At June 30, 2011, there was $551 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011		2010
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,068	$31	2,516	$31
Granted	25	37	66	18
Exercised	(466)	29	(50)	12
Expired	(10)	38	(235)	38

Options outstanding, end of period (1)	1,617	31	2,297	30

Options exercisable, end of period (1)	1,464	33	2,062	32

Options vested and expected to vest, end of period (1)	1,610	31	2,286	30

Weighted average fair value of options granted during the period	$13.18		$5.08

(1)

At June 30, 2011, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $16,848, $13,362 and $16,658, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.5 years, 3.0 years and 3.5 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $4,180 and $730, respectively.

At June 30, 2011, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Price
$12.22 - $27.98	846	$23	3.4	717	$25
$28.82 - $48.00	771	40	3.7	747	40

Total	1,617	31	3.5	1,464	33

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $476 and $552 for the three months ended and $976 and $1,108 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, there was $2,824 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted shares vested for the six months ended June 30, 2011 and 2010 was $65 and $38, respectively.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011		2010
	Shares	Exercise Price	Shares	Exercise Price
Unvested share, beginning or period	129	$19	132	$21
Granted (1)	41	37	87	18
Vested	(1)	15	(2)	16
Forfeited	-	-	-	-

Unvested shares, end of period	169	24	217	20

(1)	The total value of the restricted share grants for the six months ended June 30, 2011 and 2010 was $1,532 and $1,582, respectively.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $30 and $31 for the three months ended and $116 and $107 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, the Operating Partnership’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2011 and 2010 and at June 30, 2011 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended June 30, 2011 and 2010, the TRSs recorded no net income tax expense (benefit) for federal income taxes as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2010 is included in the footnotes to the Operating Partnership’s audited financial statements included in its Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at June 30, 2011.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

11. LEGAL	PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and the Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. On March 9, 2011, the Court of Appeals entered an opinion and order affirming the dismissal of the action with prejudice. The time periods for ERC to further appeal the decision have expired. Hence, the dismissal of the lawsuit is final.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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
(In thousands, except apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2011, the Company had interests in 21,431 apartment units in 57 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units in five communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At June 30, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At June 30, 2011, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property Operations

A gradually improving economy in the United States, favorable demographics and an outlook of modest new supply of multi-family units in the near term have contributed to improving apartment fundamentals in the Company’s markets starting in 2010 and continuing into 2011. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 4.2% and 7.8%, respectively, in the first half of 2011, as compared to the first half of 2010. The Company’s operating results and its outlook for the remainder of 2011 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2011 is based on the expectation that economic and employment conditions will continue to gradually improve, and that the supply of new multi-family units will continue to be relatively modest. Notwithstanding, there continues to be significant risks in the economy and, although the job market continues its gradual recovery in most of the Company’s markets, the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the environment for multi-family rental development starts is improving, and over time, the Company expects that this will impact competitive supply in the markets in which it operates.

Development Activity

In 2010, the Company commenced the development of the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000, and the development of its Post South Lamar™ apartment community in Austin, Texas, planned to consist of 298 apartment units and approximately 8,555 square feet of retail space with a total estimated development cost of approximately $41,700. In 2011, the Company commenced the development of the third phase of its Post Midtown Square® apartment community in Houston, Texas, planned to consist of 124 apartment units and approximately 10,864 square feet of retail space with a total estimated development cost of approximately $21,800. Also, in the second quarter of 2011, the Company commenced development of two additional apartment projects. The first project is a third phase of the Company’s Post Lake® at Baldwin Park apartment community in Orlando, Florida and is planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600. The second project marks the Company’s first development in the Raleigh, North Carolina market and is planned to consist of 392 luxury

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

apartment units, and approximately 18,148 square feet of retail space, with a total estimated development cost of approximately $55,000. The square footage amounts are approximate and actual amounts may vary. The Company expects to initially fund estimated future construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit and utilizing net proceeds from on-going condominium sales and its at-the-market common equity sales program.

In addition, the Company may commence development activities at more of its existing land sites over the next twelve to eighteen months. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which management believes will positively influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at June 30, 2011, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

The Company’s ongoing investment in for-sale condominium housing continues to expose the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will remain challenging in the near term. As discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes accompanying the consolidated financial statements included in the Company’s Form 10-K, the Company recorded impairment losses in prior years relating to these investments. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and an adjacent land site. There can be no assurance that additional impairment charges will not be recorded in subsequent periods as described further below.

As of July 29, 2011, the Company had 3 units under contract and 78 units closed at the Austin Condominium Project and had 5 units under contract and 17 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

At June 30, 2011, the Company’s investment in these two condominium projects totaled $68,098 as reflected on its consolidated balance sheet.

Risk of future condominium impairment losses

The Company had an independent valuation performed of the Austin Condominium Project and the Atlanta Condominium Project as of June 30, 2011, and determined that no additional impairment existed as of that date. The assumptions used in the valuation model was based on current cash flow projections over the remaining expected selling period using a discount rate of 18%, which reflects the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2011, expectations regarding future impairment charges, expectations regarding anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expectations regarding rental revenues, expected costs of development, investment, interest, operating and other expenses, expectations regarding compensation cost for stock options, expectations regarding the payment of the licensing fee from proceeds of sales by the Atlanta Condominium Project, the Company’s expected debt levels, expectations regard the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2011 and expectations regarding the source of funds for payment of the dividend, the Company’s ability to execute its 2011 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2011, the Company’s expectations regarding the use of joint venture arrangements to reduce market concentration in certain markets, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K for the year ended December 31, 2010 (the “Form 10-K”);
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with the Company’s real estate development and construction;
•	Uncertainties associated with the timing and amount of apartment community sales;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;
•	The effects of the Company’s leverage on its risk of default and debt service requirements;
•	The impact of a downgrade in the credit rating of the Company’s securities;
•	The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;
•	The Company’s ability to maintain its current dividend level;
•	Uncertainties associated with the Company’s for-sale housing business, including the timing and volume of condominium sales;
•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
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
•

The impact of the Company’s ongoing litigation with the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission; and
•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

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

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 31 through 33 of the Company’s Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the three and six months ended June 30, 2011. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities, and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company, if any, for the three and six months ended June 30, 2011 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(none at June 30, 2011, other than condominium assets discussed below), the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At June 30, 2011, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See note 6 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets held for sale are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a carrying value of $68,098 at June 30, 2011. These projects were substantially completed and began delivering and closing for-sale condominium homes during 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 2 to the consolidated financial statements for a further discussion of the Austin Condominium Project and the Atlanta Condominium Project. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future periods if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

Under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales at development communities. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues the sell-out of two luxury condominium communities in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

For developed condominiums, the Company evaluated the factors and guidance specified in ASC Topic 360-20 to determine the appropriate method of accounting for revenue recognition for its two luxury condominium projects (either the “Percentage of Completion Method” or the “Deposit Method”). The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will not revert to a rental project; the aggregate project sale proceeds and costs can be reasonably estimated; and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. Based on these factors, the Company determined that revenue recognition at these development communities would be recognized under the Deposit Method, similar to the revenue recognition policy for condominium conversion projects in prior years. This conclusion was based upon the determination that the initial and continuing cash investments received did not meet the requirements of ASC Topic 360-20, the inability to reasonably estimate the project sales proceeds, as well as other factors. Under the Deposit Method, condominium revenues are recognized upon the closing of each sale transaction.

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

For the three and six months ended June 30, 2011, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 46 communities that were completed and stabilized for all of the current and prior year and (2) four communities that achieved stabilization during 2010. There were no apartment communities classified as held for sale in discontinued operations at June 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits were $0 and $1,682 for the three months and $0 and $4,230 for the six months ended June 30, 2011 and 2010, respectively.

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

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change

Rental and other property revenues
Fully stabilized communities (1)	$64,700	$61,698	4.9%	$127,938	$122,741	4.2%
Communities stabilized during 2010 (2)	5,003	3,681	35.9%	9,783	6,599	48.2%
Other property segments (3)	5,494	5,181	6.0%	10,791	10,080	7.1%

	75,197	70,560	6.6%	148,512	139,420	6.5%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	25,627	25,424	0.8%	50,914	51,297	(0.7)%
Communities stabilized during 2010 (2)	2,226	2,094	6.3%	4,330	4,200	3.1%
Other property segments, including corporate management expenses (4)	5,353	5,397	(0.8)%	10,579	10,909	(3.0)%

	33,206	32,915	0.9%	65,823	66,406	(0.9)%

Property net operating income (5)	$41,991	$37,645	11.5%	$82,689	$73,014	13.3%

Capital expenditures (6)
Annually recurring:
Carpet	$779	$748	4.1%	$1,423	$1,353	5.2%
Other	3,614	2,643	36.7%	5,098	4,616	10.4%

Total	$4,393	$3,391	29.5%	$6,521	$5,969	9.2%

Periodically recurring	$2,275	$6,485	(64.9)%	$3,568	$11,931	(70.1)%

Average apartment units in service	18,116	18,116	0.0%	18,116	18,116	0.0%

(1)	Communities which reached stabilization prior to January 1, 2010.
(2)	Communities which reached stabilization in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(3)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $227 and $271 for the three months and $443 and $554 for the six months ended June 30, 2011 and 2010, respectively.

(4)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,713 and $2,497 for the three months and $5,278 and $4,954 for the six months ended June 30, 2011 and 2010, respectively.

(5)	A reconciliation of property net operating income to GAAP net income (loss) is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fully stabilized community NOI	$39,073	$36,274	$77,024	$71,444
Property NOI from other operating segments	2,918	1,371	5,665	1,570

Consolidated property NOI	41,991	37,645	82,689	73,014

Add (subtract):
Interest income	516	196	608	365
Other revenues	227	271	443	554
Depreciation	(18,808)	(18,643)	(37,560)	(37,114)
Interest expense	(14,437)	(12,561)	(28,912)	(25,174)
Amortization of deferred financing costs	(721)	(653)	(1,368)	(1,486)
General and administrative	(4,246)	(3,967)	(8,362)	(8,643)
Investment and development	(296)	(678)	(774)	(1,280)
Other investment costs	(455)	(490)	(949)	(1,159)
Impairment losses	-	(35,091)	-	(35,091)
Gains on condominium sales activities, net	5,432	187	6,176	1,135
Equity in income of unconsolidated real estate entities, net	346	173	555	296
Other income (expense), net	285	(142)	301	(297)

Net income (loss)	$9,834	$(33,753)	$12,847	$(34,880)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Rental and other revenues	$64,700	$61,698	4.9%	$127,938	$122,741	4.2%
Property operating and maintenance expenses (excluding depreciation and amortization)	25,627	25,424	0.8%	50,914	51,297	(0.7)%

Same store net operating income (1)	$39,073	$36,274	7.7%	$77,024	$71,444	7.8%

Capital expenditures (2)
Annually recurring:
Carpet	$779	$748	4.1%	$1,423	$1,353	5.2%
Other	3,436	2,503	37.3%	4,800	4,435	8.2%

Total annually recurring	4,215	3,251	29.7%	6,223	5,788	7.5%
Periodically recurring	1,960	6,292	(68.8)%	2,845	11,363	(75.0)%

Total capital expenditures (A)	$6,175	$9,543	(35.3)%	$9,068	$17,151	(47.1)%

Total capital expenditures per unit (A ÷ 16,688 units)	$370	$572	(35.3)%	$543	$1,028	(47.2)%

Average economic occupancy (3)	95.5%	95.1%	0.4%	95.4%	95.0%	0.4%

Average monthly rental rate per unit (4)	$1,260	$1,217	3.5%	$1,251	$1,216	2.9%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 43 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Annually recurring capital expenditures by operating segment
Fully stabilized	$4,215	$3,251	$6,223	$5,788
Communities stabilized during 2010	85	28	107	46
Other segments	93	112	191	135

Total annually recurring capital expenditures	$4,393	$3,391	$6,521	$5,969

Periodically recurring capital expenditures by operating segment
Fully stabilized	$1,960	$6,292	$2,845	$11,363
Communities stabilized during 2010	32	-	64	36
Other segments	283	193	659	532

Total periodically recurring capital expenditures	$2,275	$6,485	$3,568	$11,931

Total revenue generating capital expenditures	$585	$20	$723	$52

Total property capital expenditures per statements of cash flows	$7,253	$9,896	$10,812	$17,952

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.7% and 93.7% for the three months and 94.5% and 93.6% for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, net concessions were $352 and $657, respectively, and employee discounts were $181 and $184, respectively. For the six months ended June 30, 2011 and 2010, net concessions were $736 and $1,355, respectively, and employee discounts were $365 and $366, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010

The Operating Partnership reported net income available to common unitholders of $8,854 for the three months ended June 30, 2011 compared to a net loss attributable to common unitholders of $35,668 for the three months ended June 30, 2010. The Company reported net income available to common shareholders of $8,824 for the three months ended June 30, 2011 compared to a net loss attributable to common shareholders of $35,543 for the three months ended June 30, 2010. As discussed below, the additional income between periods primarily reflects increased gains on condominium sales in 2011, the impact of asset impairment charges in 2010 and increased net operating income from fully stabilized communities as discussed below.

Rental and other revenues from property operations increased $4,637 or 6.6% from 2010 to 2011 primarily due to increased revenues from the Company’s fully stabilized communities of $3,002 or 4.9% and increased revenues of $1,322 or 35.9% from communities that achieved full stabilization in 2010. The revenue increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up in 2010. The revenue increase from fully stabilized communities is discussed more fully below.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $291 or 0.9% from 2010 to 2011 primarily due to increases from fully stabilized communities of $203 or 0.8% and increases from communities that achieved full stabilization in 2010 of $132 or 6.3%. The expense increase from fully stabilized communities is discussed below. The expense increase from communities that achieved full stabilization in 2010 is primarily due to the timing of expenses as the communities achieved stabilized occupancies in mid to late 2010.

For the three months ended June 30, 2011 and 2010, gains on sales of real estate assets from condominium sales activities in continuing operations were $5,432 and $187, respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of 18 units at the Company’s two luxury condominium communities in 2011 compared to sales of 8 units at the Company’s luxury condominium communities in 2010 as well as the impact of favorable changes to profit margins in 2011 at the Company’s Austin Condominium Project. Improved profit margins resulted from revised estimates of the timing and amount of estimated project revenues and costs as the sell-out process is approximately one-half complete as of June 30, 2011. Additionally, gains increased in 2011 due to closings at the Company’s Atlanta Condominium Project, as closings commenced at this project in the fourth quarter of 2010. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2011.

Depreciation expense increased $165 or 0.9% from 2010 to 2011, primarily due to increased depreciation of $37 related to communities stabilized in 2010 as apartment units were placed in service in 2010 and increased depreciation of $138 related to the retail component of properties that were placed in service and partially leased up in 2010 and into 2011.

General and administrative expenses increased $279, or 7.0%, from 2010 to 2011 primarily as a result of increased legal and professional fee expenses in 2011 compared to 2010.

Investment and development expenses decreased $382 or 56.3% from 2010 and 2011. In 2011, the capitalization of development personnel to development projects increased by $583 as the Company commenced the development of five apartment communities in late 2010 and in the first half of 2011. The increased development capitalization was offset somewhat by increased personnel and other costs of $201. As a result of continued development starts, the Company expects net investment and development expenses to be somewhat lower for the full year of 2011, compared to 2010, as a result of expected increases in amounts capitalized to development activities.

Other investment costs decreased $35 or 7.1% from 2010 and 2011. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2011 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in late 2010 and in 2011.

Impairment losses in 2010 included non-cash impairment charges of $34,691 associated with the Company’s condominium community in Austin, Texas and $400 associated with a land parcel in Tampa, Florida. The $400 impairment charge reflected the write-down of the land parcel to fair value upon its classification as held for sale in the second quarter of 2010. See the “Operations Overview” section above for a further discussion of the condominium non-cash impairment charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Interest expense increased $1,876 or 14.9% from 2010 to 2011 primarily due to decreased interest capitalization in 2011. Decreased interest capitalization on the Company’s development projects of $1,926 primarily related to reduced interest capitalization on the Company’s two luxury condominium communities that were completed in 2010, offset somewhat by increased interest capitalization on five apartment development communities commenced in late 2010 and 2011. The Company expects interest expense for the full year of 2011 to be higher than in 2010 due to the cessation of interest capitalization on the condominium projects discussed above as they delivered completed units in 2010, offset somewhat by increased interest capitalization on apartments under development and construction in 2011.

Equity in income of unconsolidated real estate entities increased $173 or 100.0% from 2010 to 2011. This increase was due to increased earnings at unconsolidated apartment entities in 2011 as a result of improved rental market conditions in 2011.

For the three months ended June 30, 2011 and 2010, other income (expense) included estimated state franchise taxes. In 2011, other income (expense) also included a gain of $428 from the sale of a technology investment.

Annually recurring and periodically recurring capital expenditures decreased $3,208 or 32.5% from 2010 to 2011. The decrease in periodically recurring capital expenditures of $4,210 primarily reflects decreased costs associated with the Company’s exterior water remediation program at several communities that was completed in 2010, offset by parking deck structural improvements at one community and water remediation improvements at a second community. The increase in annually recurring capital expenditures of $1,002 primarily reflected siding and roofing work at one community as well as the timing of other expenditures between periods.

Fully stabilized communities

Rental and other revenues increased $3,002 or 4.9% from 2010 to 2011. This increase resulted from a 3.5% increase in the average monthly rental rate per apartment unit and from a 0.4% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $2,122 between periods. Average economic occupancy increased from 95.1% in 2010 to 95.5% in 2011. The occupancy increase between periods resulted in lower vacancy losses of $153 in 2011. The remaining increase in rental and other property revenues of $727 was primarily due to increased net leasing fees, somewhat higher utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2011. The Company expects that rental revenues will increase moderately on a year over year basis in 2011, continuing a trend that began in late 2010. See the “Outlook” section below for an additional discussion of trends for 2011.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $203 or 0.8% from 2010 to 2011. This increase was primarily due to increased maintenance expenses of $543 or 14.1% and increased utility expenses of $381 or 11.6%. These increases were offset by decreased ground rent expenses of $371 or 55.2%, decreased property tax expenses of $231 or 2.6% and decreased insurance expenses of $166 or 16.5%. The increase in maintenance expenses primarily reflects higher exterior painting, turnover and repair expenses resulting from the timing of expenses between years. Utility expenses increased due to higher water and sewer charges in certain markets as well as the timing of the settlement of expense billing disputes in certain markets. Additionally, electric costs increased between years due generally to somewhat higher rates and generally warmer conditions in most markets in 2011. The decrease in ground rent expenses reflects the termination of the ground lease (through the acquisition of the underlying land) at one of the Company’s Washington D.C. communities in the fourth quarter of 2010. Property tax expenses decreased due primarily due to prior year tax settlements reflected in 2011. The decrease in insurance expenses primarily reflects savings associated with favorable claims experience related to the Company’s commercial property coverages between years.

Comparison of six months ended June 30, 2011 to six months ended June 30, 2010

The Operating Partnership reported net income available to common unitholders of $8,432 for the six months ended June 30, 2011 compared to a net loss attributable to common unitholders of $38,754 for the six months ended June 30, 2010. The Company reported net income available to common shareholders of $8,403 for the six months ended June 30, 2011 compared to a net loss attributable to common shareholders of $38,618 for the six months ended June 30, 2010. As discussed below, the additional income between periods primarily reflects gains on condominium sales in 2011, the impact of asset impairment charges in 2010, additional net operating income from lease-up communities between periods and increased net operating income from fully stabilized communities as discussed below, offset somewhat by increased interest expense and preferred stock redemption costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations increased $9,092 or 6.5% from 2010 to 2011 primarily due to increased revenues from the Company’s fully stabilized communities of $5,197 or 4.2% and increased revenues of $3,184 or 48.2% from communities that achieved full stabilization in 2010. The revenue increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up in 2010. The revenue increase from fully stabilized communities is discussed more fully below. The remaining revenue increase reflects increased revenues from commercial properties of $1,191 due to increased occupancies in 2011, offset somewhat by decreased revenues of $480 from the Company’s furnished apartment rental business due to somewhat slower leasing activity between years.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $583 or 0.9% from 2010 to 2011 primarily due to decreases from fully stabilized communities of $383 or 0.7% and decreases in other segment expense, including corporate property management expenses, of $330 or 3.0%. The expense decrease from fully stabilized communities is discussed below. The expense decrease from other property segments reflects decreased expenses of $587 from the Company’s furnished apartment rental business due to somewhat slower leasing activity between years.

For the six months ended June 30, 2011 and 2010, gains on sales of real estate assets from condominium sales activities in continuing operations were $6,176 and $1,135, respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of 30 units at the Company’s two luxury condominium communities in 2011 compared to sales of 8 units at the Company’s two luxury condominium communities in 2010 as well as the impact of favorable changes to profit margins in 2011 at the Company’s Austin Condominium Project. Improved profit margins resulted from revised estimates of the timing and amount of estimated project revenues and costs as the sell-out process is approximately one-half complete as of June 30, 2011. Additionally, gains increased in 2011 due to closings at the Company’s Atlanta Condominium Project, as closings commenced at this project in the fourth quarter of 2010. Condominium gains in 2010 also included net gains of $1,132 relating to the sell-out of the final condominium units at two condominium conversion communities. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2011.

Depreciation expense increased $446 or 1.2% from 2010 to 2011, primarily due to increased depreciation of $174 related to communities stabilized in 2010 as apartment units were placed in service in 2010 and increased depreciation of $275 related to the retail component of properties that were placed in service and partially leased up in 2010 and into 2011.

General and administrative expenses decreased $281, or 3.3%, from 2010 to 2011 as a result of $424 of decreased legal and other professional fee expenses in 2011 primarily related to decreased legal expenses in 2011 compared to 2010, associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities, partially offset by increased legal and other professional fees in 2011 and the general timing of other professional fees between years. The overall decrease in legal and other professional fees was partially offset by increased net personnel costs and expenses of $330 resulting from modest increases in compensation and targeted incentive compensation accruals in 2011.

Investment and development expenses decreased $506 or 39.5% from 2010 and 2011. In 2011, the capitalization of development personnel to development projects increased by $812 as the Company commenced the development of five apartment communities in late 2010 and in the first half of 2011. The increased development capitalization was offset somewhat by increased personnel and other costs of $306. As a result of continued development starts, the Company expects net investment and development expenses to be somewhat lower for the full year of 2011, compared to 2010, as a result of expected increases in amounts capitalized to development activities.

Other investment costs decreased $210 or 18.1% from 2010 and 2011. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2011 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in late 2010 and in 2011, as well as prior year tax settlements of $117 reflected in the first half of 2011.

Impairment losses in 2010 included non-cash impairment charges of $34,691 associated with the Company’s condominium community in Austin, Texas and $400 associated with a land parcel in Tampa, Florida. The $400 impairment charge reflected the write-down of the land parcel to fair value upon its classification as held for sale in the second quarter of 2010. See the “Operations Overview” section above for a further discussion of the condominium non-cash impairment charges.

Interest expense increased $3,738 or 14.8% from 2010 to 2011 primarily due to decreased interest capitalization in 2011. Decreased interest capitalization on the Company’s development projects of $3,888 primarily related to reduced interest capitalization on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company’s two luxury condominium communities that were completed in 2010. The Company expects interest expense for the full year of 2011 to be higher than in 2010 due to the cessation of interest capitalization on the condominium projects discussed above as they delivered completed units in 2010, offset somewhat by increased interest capitalization on apartments under development and construction in 2011.

Equity in income of unconsolidated real estate entities increased $259 or 87.5% from 2010 to 2011. This increase was due to increased earnings at unconsolidated apartment entities in 2011 as a result of improved rental market conditions in 2011.

For the six months ended June 30, 2011 and 2010, other income (expense) included estimated state franchise taxes. For 2011, other income (expense) also included income of $150 related to the settlement of a legal claim related to work performed at one of the Company’s apartment communities and a gain of $428 from the sale of a technology investment.

Annually recurring and periodically recurring capital expenditures decreased $7,811 or 43.6% from 2010 to 2011. The decrease in periodically recurring capital expenditures of $8,363 primarily reflects decreased costs associated with the Company’s exterior water remediation program at several communities that was completed in 2010, offset by increases at three communities related to structural parking deck improvements, window replacements and water remediation improvements. The increase in annually recurring capital expenditures of $552 reflected siding and roofing work at one community as well as the timing of decreased pool, landscape, fire systems, activity center and other expenditures in 2011.

Fully stabilized communities

Rental and other revenues increased $5,197 or 4.2% from 2010 to 2011. This increase resulted from a 2.9% increase in the average monthly rental rate per apartment unit and from a 0.4% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $3,480 between periods. Average economic occupancy increased from 95.0% in 2010 to 95.4% in 2011. The occupancy increase between periods resulted in lower vacancy losses of $251 in 2011. The remaining increase in rental and other property revenues of $1,466 was primarily due to increased net leasing fees, somewhat higher utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2011. The Company expects that rental revenues will increase moderately on a year over year basis in 2011, continuing a trend that began in late 2010. See the “Outlook” section below for an additional discussion of trends for 2011.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $383 or 0.7% from 2010 to 2011. This decrease was primarily due to decreased ground rent expenses of $741 or 55.3%, decreased property tax expenses of $444 or 2.5% and decreased insurance expenses of $281 or 13.3%. These decreases were partially offset by higher utility expenses of $680 or 9.8% and increased maintenance expenses of $209 or 2.7%. The decrease in ground rent expenses reflects the termination of the ground lease (through the acquisition of the underlying land) at one of the Company’s Washington D.C. communities in the fourth quarter of 2010. Property tax expenses decreased due primarily due to prior year tax settlements reflected in 2011. The decrease in insurance primarily reflects savings associated with favorable claims experience associated with the Company’s commercial property coverages between years. Utility expenses increased due to higher water and sewer charges in certain markets primarily due to higher rates as well as the timing of the settlement of expense billing disputes in certain markets. Maintenance expenses increased due primarily to higher exterior painting, turnover and repair expenses resulting from the timing of the expenses between years.

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

Management expects interest expense in 2011 to be moderately higher than in 2010 due generally to decreased interest capitalization in 2011, compared to 2010, resulting from the completion of apartment projects under development in early 2010 and the completion of two luxury condominium development projects in 2010, offset somewhat by interest capitalization to new construction starts in the latter half of 2010 and in 2011.

Management also expects general and administrative, property management and investment and development expenses to be relatively flat, net of amounts capitalized to development projects, due in part to lower expected legal expenses and increased capitalization of personnel and associated costs to apartment community developments in 2011.

The Company does not currently expect to sell any apartment communities in 2011. The Company, through a taxable REIT subsidiary, expects to continue closing unit sales at its Austin Condominium Project and at its Atlanta Condominium Project in 2011. The amount of revenue and profits or losses recognized from condominium sales will depend on the timing, volume and pricing of actual closings in 2011. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities in future quarterly periods if gross profits from condominium sales are not sufficient to cover the expensed administrative, marketing, sales and other carrying costs (principally property taxes, homeowners’ association dues and utilities) of the communities. Furthermore, if the sales mix, sales velocity and unit pricing varies significantly from the valuation models for each of the condominium projects, it could cause condominium profits to differ materially from the Company’s expectations, and further, could cause the Company to re-evaluate its valuation models and assumptions which could result in additional impairment losses in future periods (see “Operations Overview” above where discussed further).

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

The Company’s net cash provided by operating activities increased from $40,319 for the six months ended June 30, 2010 to $48,429 for the six months ended June 30, 2011 primarily due to increased property net operating income in 2011 from communities stabilized in 2010 as well as from increased property net operating income in 2011 from fully stabilized communities. For the full year 2011, the Company expects cash flows from operating activities to increase primarily driven by the anticipated improved performance of the Company’s fully stabilized communities resulting from improving conditions in multifamily markets and increased net operating income from a full year of stabilized operations from communities stabilized in 2010, offset somewhat by higher interest expenses.

Net cash flows used in investing activities decreased from $35,872 for the six months ended June 30, 2010 to $16,070 for the six months ended June 30, 2011 primarily due to increased proceeds from sales of condominiums and reduced property capital expenditures primarily related to the Company’s exterior remediation program which was completed in mid-2010. For the remainder of 2011, the Company expects to continue to incur development expenditures on current development projects. The Company continues to sell condominiums in 2011, but does not currently expect to sell any apartment communities in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Net cash flows used in financing activities increased from $9,761 for the six months ended June 30, 2010 to $25,493 for the six months ended June 30, 2011 primarily due to the redemption of the Company’s Series B preferred stock, offset somewhat by proceeds from the sale of common stock under the Company’s at-the-market equity program and from employee stock purchase and stock option plans. For the remainder of 2011, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds from the Company’s at-the-market common equity program (discussed below), principally to fund the expected development expenditures discussed above.

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

On August 1, 2011, the Company announced that its board of directors had approved a $0.02 per share, or 10.0%, increase in its quarterly dividend payable on October 14, 2011, to all common shareholders of record as of September 30, 2011. As a result, the Company’s current quarterly dividend payment to common shareholders is $0.22 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. If its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, the Company expects to use line of credit borrowings to fund dividend payments. For the six months ended June 30, 2011, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

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

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from land and condominium sales for the six months ended June 30, 2011 and for the full year of 2010 were $32,765 and $77,388, respectively. As of June 30, 2011, the Company had no apartment communities held for sale and currently does not expect to sell any apartment communities in 2011. The Company expects to generate additional net sales proceeds from the continued closings of condominium units at the Austin and Atlanta Condominium Projects in the remainder of 2011 (see “Outlook” above where discussed further).

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital. For the six months ended June 30, 2011 and for the full year of 2010, the Company sold 999 and 41 common shares under this program for net proceeds of $38,233 and $1,121, respectively. The Company has approximately 2,960 shares remaining for issuance under this program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As of June 30, 2011, the Company’s aggregate pipeline of five apartment developments under construction totaled approximately $272,100, of which approximately $214,000 remained to be incurred by the Company as of June 30, 2011. The Company may begin additional developments over the next twelve to eighteen months. The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures.

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

As of July 29, 2011, the Company had cash and cash equivalents of approximately $30,159. Additionally, the Company had no outstanding borrowings and outstanding letters of credit of $710 under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at June 30, 2011.

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

Stock and debt repurchase programs

In late 2010, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2012. This new stock and note repurchase program replaces programs that were previously in place through December 2010. In the first half of 2011, the Company fully redeemed its Series B preferred stock with a liquidation value of $49,571. In 2010, the Company repurchased preferred stock with a liquidation value of approximately $2,037 under a Rule 10b5-1 plan.

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

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
New community development and acquisition activity (1)	$20,652	$13,430	$34,539	$29,948
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	585	20	723	52
Other community additions and improvements (3) (6)	2,275	6,485	3,568	11,931
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	4,393	3,391	6,521	5,969
Corporate additions and improvements	336	95	486	446

	$28,241	$23,421	$45,837	$48,346

Other Data
Capitalized interest	$574	$2,500	$1,006	$4,894

Capitalized development and associated costs (5)	$627	$44	$1,096	$284

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes $5,759 for the three months and $10,653 for the six months ended June 30, 2010, of periodically recurring capital expenditures related to the Company’s exterior remediation project that was completed in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At June 30, 2011, the Company had 1,568 apartment units in five communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost	Costs Incurred as of 6/30/2011	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (2)
Post Carlyle Square™ - Phase II	Wash. DC	344	-	$95.0	$30.4	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	7.7	3Q 2012	4Q 2013
Post Midtown Square® - Phase III	Houston, TX	124	10,864	21.8	3.9	3Q 2012	4Q 2013
Post Lake® at Baldwin Park - Phase III	Orlando, FL	410	-	58.6	10.9	4Q2012	2Q2014
Post Parkside™ at Wade - Phase I	Raleigh, NC	392	18,148	55.0	5.2	4Q2012	2Q2014

Total		1,568	37,567	$272.1	$58.1

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

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

A reconciliation of net income (loss) available to common shareholders to FFO available to common shareholders and unitholders was as follows.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders	$8,824	$(35,543)	$8,403	$(38,618)
Noncontrolling interests - Operating Partnership	30	(125)	29	(136)
Depreciation on consolidated real estate assets	18,461	18,180	36,864	36,182
Depreciation on real estate assets held in unconsolidated entities	362	355	722	709
Gains on sales of condominiums	(5,432)	(187)	(6,176)	(1,135)
Incremental gains on condominium sales (1)	5,432	150	6,176	872

Funds (deficit) from operations available to common shareholders and unitholders (2)	$27,677	$(17,170)	$46,018	$(2,126)

Weighted average shares outstanding - basic	50,044	48,649	49,621	48,603
Weighted average shares and units outstanding - basic	50,213	48,820	49,791	48,775
Weighted average shares outstanding - diluted (3)	50,435	48,803	50,015	48,736
Weighted average shares and units outstanding - diluted (3)	50,604	48,974	50,185	48,909

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

(2)	For the six months ended June 30, 2011, FFO included $1,757 of preferred stock redemption costs. FFO for the three and six months ended June 30, 2010 included non-cash impairment charges of $35,091.
(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 391 and 154 for the three months and 394 and 133 for the six months ended June 30, 2011 and 2010, respectively. The dilutive securities for the three and six months ended June 30, 2010 were antidilutive to the computation of income (loss) per share, as the Company reported net loss attributable to common shareholders and unitholders for these periods under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 169 and 217 for the three months and 161 and 202 for the six months ended June 30, 2011 and 2010, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2011, the Company had no outstanding variable rate debt tied to LIBOR. The Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;
•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;
•	use derivative financial instruments where appropriate to fix rates on anticipated debt transactions; and
•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

Because the Company had no outstanding borrowings under its LIBOR-based indebtedness at June 30, 2011, fluctuations in such notes would have no effect on the Company’s interest costs.

The Company had no outstanding derivative financial instruments at June 30, 2011. Additionally, other than the renewal of the Company’s unsecured line of credit arrangements during the six months ended June 30, 2011, as discussed in note 4 to the consolidated financial statements, there were no material changes in outstanding fixed or variable rate debt arrangements for the six months ended June 30, 2011.

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

($ in thousands)

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. On September 28, 2009, the Court dismissed this suit in its entirety. In granting the Company and the Operating Partnership’s request to dismiss the suit, the Court held that the plaintiff lacked standing to bring the claims. On October 13, 2009, the Company and the Operating Partnership moved the Court for a finding of entitlement of an award of the Company and the Operating Partnership’s costs, expenses and attorney’s fees incurred in defending the action and requested that briefing to determine the amount to which the Company and the Operating Partnership are entitled be scheduled after the finding of entitlement. By order dated November 30, 2010, the Court denied the Company and the Operating Partnership’s motion holding that ERC’s counsel’s conduct in pursuing its suit against the Company and the Operating Partnership is not sanctionable. On October 14, 2009, the ERC filed a notice of appeal of the Court’s decision to dismiss the action to the United States Court of Appeals for the District of Columbia Circuit. On March 9, 2011, the Court of Appeals entered an opinion and order affirming the dismissal of the action with prejudice. The time periods for ERC to further appeal the decision have expired. Hence, the dismissal of the lawsuit is final.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case had been proceeding. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s and ERC’s claims are essentially the same, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. The DOJ’s case has been assigned to the same Judge who heard the ERC case. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2011 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011
April 30, 2011	-	$-	-	$150,429
May 1, 2011
May 31, 2011	-	-	-	$150,429
June 1, 2011
June 30, 2011	-	-	-	$150,429

Total	-	$-	-	$150,429

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

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(g)* -	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.2(g)* -	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.3(g)* -	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.4(g)* -	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.5(g)* -	Employment and Change in Control Agreement with S. Jamie Teabo
10.6(g)* -	Form of Change in Control Agreement (2.0X)
10.8(h) -	Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among Post Apartment Homes, L.P., the financial institutions party thereto and their assignees, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Sumimoto Mitsui Banking Corporation and U.S. Bank National Association
11.1(i) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements for the Company and tagged as blocks of text for the Operating Partnership.

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.

(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(i)	The information required by this exhibit is included in note 5 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

August 8, 2011	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2011	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 8, 2011	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 8, 2011	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2011	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 8, 2011	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(g)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.2(g)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.3(g)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.4(g)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.5(g)*	-	Employment and Change in Control Agreement with S. Jamie Teabo
10.6(g)*	-	Form of Change in Control Agreement (2.0X)
10.8(h)	-	Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among Post Apartment Homes, L.P., the financial institutions party thereto and their assignees, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Sumimoto Mitsui Banking Corporation and U.S. Bank National Association
11.1(i)	-	Statement Regarding Computation of Per Share Earnings
31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101	-	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements for the Company and tagged as blocks of text for the Operating Partnership.

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.

(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(i)	The information required by this exhibit is included in note 5 to the consolidated financial statements and is incorporated herein by reference.