Form 10-Q
period 2011-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2011-11-04
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

51,878,124 shares of common stock outstanding as of October 31, 2011.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2011, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of September 30, 2011, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

Management believes that combining the two quarterly reports on Form 10-Q for the Company and the Operating Partnership provides the following benefits:

•	Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	Combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business and its results as a whole and in the same manner as management;

•	Combined reports are more efficiently prepared by the Company and the Operating Partnership and result in time and cost efficiencies; and

•	Combined reports are more efficiently reviewed by investors and analysts by reducing the amount of duplicate disclosures.

Management operates the Company and the Operating Partnership as one business. The management of the Company is comprised of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership.

The Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how these two entities operate as a consolidated company. The Company is a REIT, and its only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds all of the assets and indebtedness of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations and its direct or indirect incurrence of indebtedness.

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at September 30, 2011). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings (loss) per share for the Company

•	Computation of earnings (loss) per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate assets
Land	$292,396	$285,005
Building and improvements	2,040,929	2,028,580
Furniture, fixtures and equipment	248,794	240,614
Construction in progress	75,856	25,734
Land held for future development	55,428	72,697

	2,713,403	2,652,630
Less: accumulated depreciation	(748,306)	(692,514)
For-sale condominiums	60,236	82,259

Total real estate assets	2,025,333	2,042,375
Investments in and advances to unconsolidated real estate entities	7,316	7,671
Cash and cash equivalents	93,107	22,089
Restricted cash	4,489	5,134
Deferred charges, net	9,400	8,064
Other assets	29,445	29,446

Total assets	$2,169,090	$2,114,779

Liabilities and equity
Indebtedness	$1,030,852	$1,033,249
Accounts payable and accrued expenses	69,744	66,977
Investments in unconsolidated real estate entities	15,766	15,384
Dividends and distributions payable	11,448	9,814
Accrued interest payable	11,045	5,841
Security deposits and prepaid rents	9,214	10,027

Total liabilities	1,148,069	1,141,292

Redeemable common units	5,454	6,192

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 0 and 1,983 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	20
Common stock, $.01 par value, 100,000 authorized: 51,877 and 48,926 shares issued and 51,877 and 48,913 shares outstanding at September 30, 2011 and December 31, 2010, respectively	518	489
Additional paid-in-capital	1,018,310	965,691
Accumulated earnings	-	4,577

	1,018,837	970,786
Less common stock in treasury, at cost, 98 and 108 shares at September 30, 2011 and December 31, 2010, respectively	(3,331)	(3,696)

Total Company shareholders’ equity	1,015,506	967,090
Noncontrolling interests - consolidated property partnerships	61	205

Total equity	1,015,567	967,295

Total liabilities and equity	$2,169,090	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Rental	$73,607	$68,384	$213,199	$199,897
Other property revenues	4,762	4,288	13,682	12,195
Other	243	223	686	777

Total revenues	78,612	72,895	227,567	212,869

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	34,618	33,958	100,441	100,364
Depreciation	18,823	18,623	56,383	55,737
General and administrative	3,970	3,927	12,332	12,570
Investment and development	239	569	1,013	1,849
Other investment costs	329	669	1,278	1,828
Impairment losses	-	-	-	35,091

Total expenses	57,979	57,746	171,447	207,439

Operating income	20,633	15,149	56,120	5,430

Interest income	374	390	982	755
Interest expense	(14,207)	(13,646)	(43,119)	(38,820)
Amortization of deferred financing costs	(717)	(611)	(2,085)	(2,097)
Net gains on condominium sales activities	2,581	1,184	8,757	2,319
Equity in income of unconsolidated real estate entities, net	235	18,258	790	18,554
Other income (expense), net	(71)	26	230	(271)
Net gain on extinguishment of indebtedness	-	2,845	-	2,845

Net income (loss)	8,828	23,595	21,675	(11,285)
Noncontrolling interests - consolidated real estate entities	(9)	14	(56)	(47)
Noncontrolling interests - Operating Partnership	(25)	(76)	(54)	60

Net income (loss) available to the Company	8,794	23,533	21,565	(11,272)
Dividends to preferred shareholders	(922)	(1,864)	(3,533)	(5,632)
Preferred stock redemption costs	-	1	(1,757)	(44)
Net income (loss) available to common shareholders	$7,872	$21,670	$16,275	$(16,948)

Per common share data - Basic
Net income (loss) available to common shareholders	$0.15	$0.44	$0.33	$(0.35)
Weighted average common shares outstanding - basic	50,651	48,535	49,862	48,446

Per common share data - Diluted
Net income (loss) available to common shareholders	$0.15	$0.44	$0.32	$(0.35)

Weighted average common shares outstanding - diluted	51,053	48,670	50,259	48,446

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2011
Equity & Accum. Earnings, December 31, 2010	$29	$489	$965,691	$4,577	$(3,696)	$967,090	$205	$967,295
Comprehensive income
Net income	-	-	-	21,565	-	21,565	56	21,621
Sales of common stock, net	-	23	91,612	-	87	91,722	-	91,722
Employee stock purchase, stock option and other plan issuances	-	6	16,894	-	278	17,178	-	17,178
Conversion of redeemable common units for shares	-	-	527	-	-	527	-	527
Adjustment for ownership interest of redeemable common units	-	-	(414)	-	-	(414)	-	(414)
Redemption of preferred stock	(20)	-	(49,613)	-	-	(49,633)	-	(49,633)
Stock-based compensation	-	-	1,867	-	-	1,867	-	1,867
Dividends to preferred shareholders	-	-	-	(3,533)	-	(3,533)	-	(3,533)
Dividends to common shareholders ($0.62 per share)	-	-	(8,838)	(22,609)	-	(31,447)	-	(31,447)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	(200)	(200)
Adjustment to redemption value of redeemable common units	-	-	584	-	-	584	-	584

Equity & Accum. Earnings, September 30, 2011	$9	$518	$1,018,310	$-	$(3,331)	$1,015,506	$61	$1,015,567

2010
Equity & Accum. Earnings, December 31, 2009	$29	$484	$960,593	$57,253	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income (loss)
Net income (loss)	-	-	-	(11,272)	-	(11,272)	47	(11,225)
Sales of common stock, net	-	-	1,121	-	-	1,121	-	1,121
Employee stock purchase, stock option and other plan issuances	-	3	2,623	-	31	2,657	-	2,657
Conversion of redeemable common units for shares	-	-	63	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	5	-	-	5	-	5
Redemption of preferred stock	-	-	(2,021)	-	-	(2,021)	-	(2,021)
Stock-based compensation	-	-	2,110	-	-	2,110	-	2,110
Dividends to preferred shareholders	-	-	-	(5,632)	-	(5,632)	-	(5,632)
Dividends to common shareholders ($0.60 per share)	-	-	(778)	(28,433)	-	(29,211)	-	(29,211)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	(301)	(301)
Adjustment to redemption value of redeemable common units	-	-	(1,595)	-	-	(1,595)	-	(1,595)

Equity & Accum. Earnings, September 30, 2010	$29	$487	$962,121	$11,916	$(3,198)	$971,355	$680	$972,035

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$21,675	$(11,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56,383	55,737
Amortization of deferred financing costs	2,085	2,097
Gains on sales of real estate assets, net	(8,757)	(2,319)
Other, net	1,269	(68)
Asset impairment charges	-	35,091
Equity in income of unconsolidated entities, net	(790)	(18,554)
Distributions of earnings of unconsolidated entities	1,419	664
Deferred compensation	73	110
Stock-based compensation	1,873	2,117
Net gain on extinguishment of indebtedness	-	(2,845)
Changes in assets, decrease (increase) in:
Other assets	640	2,056
Deferred charges	(192)	(265)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,204	5,045
Accounts payable and accrued expenses	2,357	4,960
Security deposits and prepaid rents	(168)	(1,066)

Net cash provided by operating activities	83,071	71,475

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(55,287)	(39,518)
Net proceeds from sales of real estate assets	46,080	49,395
Capitalized interest	(1,892)	(6,392)
Property capital expenditures	(18,675)	(23,089)
Corporate additions and improvements	(926)	(319)
Investments in and advances to unconsolidated entities	-	(1,080)
Note receivable collections and other investments	434	146

Net cash used in investing activities	(30,266)	(20,857)

Cash Flows From Financing Activities
Lines of credit proceeds	24,523	112,014
Lines of credit repayments	(24,523)	(82,014)
Payments on indebtedness	(2,397)	(50,428)
Payments of financing costs and other	(3,984)	(942)
Proceeds from sales of common stock	91,722	1,121
Proceeds from employee stock purchase and stock options plans	16,152	1,847
Redemption of preferred stock	(49,633)	(2,021)
Distributions to noncontrolling interests - real estate entities	(200)	(301)
Distributions to noncontrolling interests - common unitholders	(100)	(104)
Dividends paid to preferred shareholders	(3,533)	(5,632)
Dividends paid to common shareholders	(29,814)	(29,150)

Net cash provided by (used in) financing activities	18,213	(55,610)

Net increase (decrease) in cash and cash equivalents	71,018	(4,992)
Cash and cash equivalents, beginning of period	22,089	13,347

Cash and cash equivalents, end of period	$93,107	$8,355

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate assets
Land	$292,396	$285,005
Building and improvements	2,040,929	2,028,580
Furniture, fixtures and equipment	248,794	240,614
Construction in progress	75,856	25,734
Land held for future development	55,428	72,697

	2,713,403	2,652,630
Less: accumulated depreciation	(748,306)	(692,514)
For-sale condominiums	60,236	82,259

Total real estate assets	2,025,333	2,042,375
Investments in and advances to unconsolidated real estate entities	7,316	7,671
Cash and cash equivalents	93,107	22,089
Restricted cash	4,489	5,134
Deferred charges, net	9,400	8,064
Other assets	29,445	29,446

Total assets	$2,169,090	$2,114,779

Liabilities and equity
Indebtedness	$1,030,852	$1,033,249
Accounts payable and accrued expenses	69,744	66,977
Investments in unconsolidated real estate entities	15,766	15,384
Dividends and distributions payable	11,448	9,814
Accrued interest payable	11,045	5,841
Security deposits and prepaid rents	9,214	10,027

Total liabilities	1,148,069	1,141,292

Redeemable common units	5,454	6,192

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	92,963
Common units
General partner	11,328	10,354
Limited partner	960,786	863,773

Total Operating Partnership equity	1,015,506	967,090
Noncontrolling interests - consolidated property partnerships	61	205

Total equity	1,015,567	967,295

Total liabilities and equity	$2,169,090	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Rental	$73,607	$68,384	$213,199	$199,897
Other property revenues	4,762	4,288	13,682	12,195
Other	243	223	686	777

Total revenues	78,612	72,895	227,567	212,869

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	34,618	33,958	100,441	100,364
Depreciation	18,823	18,623	56,383	55,737
General and administrative	3,970	3,927	12,332	12,570
Investment and development	239	569	1,013	1,849
Other investment costs	329	669	1,278	1,828
Impairment losses	-	-	-	35,091

Total expenses	57,979	57,746	171,447	207,439

Operating income	20,633	15,149	56,120	5,430

Interest income	374	390	982	755
Interest expense	(14,207)	(13,646)	(43,119)	(38,820)
Amortization of deferred financing costs	(717)	(611)	(2,085)	(2,097)
Net gains on condominium sales activities	2,581	1,184	8,757	2,319
Equity in income of unconsolidated real estate entities, net	235	18,258	790	18,554
Other income (expense), net	(71)	26	230	(271)
Net gain on extinguishment of indebtedness	-	2,845	-	2,845

Net income (loss)	8,828	23,595	21,675	(11,285)
Noncontrolling interests - consolidated real estate entities	(9)	14	(56)	(47)

Net income (loss) available to the Operating Partnership	8,819	23,609	21,619	(11,332)
Distributions to preferred unitholders	(922)	(1,864)	(3,533)	(5,632)
Preferred unit redemption costs	-	1	(1,757)	(44)

Net income (loss) available to common unitholders	$7,897	$21,746	$16,329	$(17,008)

Per common unit data - Basic
Net income (loss) available to common unitholders	$0.15	$0.44	$0.33	$(0.35)

Weighted average common units outstanding - basic	50,813	48,706	50,029	48,618

Per common unit data - Diluted
Net income (loss) available to common unitholders	$0.15	$0.44	$0.32	$(0.35)

Weighted average common units outstanding - diluted	51,215	48,841	50,426	48,618

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

		Common Units		Total Operating	Noncontrolling Interests -
	Preferred Units	General Partner	Limited Partners	Partnership Equity	Consolidated Real Estate Entities	Total Equity
2011
Equity, December 31, 2010	$92,963	$10,354	$863,773	$967,090	$205	$967,295
Comprehensive income
Net income	3,533	181	17,851	21,565	56	21,621
Contributions from the Company related to sales of Company common stock	-	917	90,805	91,722	-	91,722
Contributions from the Company related to employee stock purchase, stock option and other plans	-	172	17,006	17,178	-	17,178
Conversion of redeemable common units	-	-	527	527	-	527
Adjustment for ownership interest of redeemable common units	-	-	(414)	(414)	-	(414)
Redemption of preferred units	(49,571)	-	(62)	(49,633)	-	(49,633)
Equity-based compensation	-	19	1,848	1,867	-	1,867
Distributions to preferred unitholders	(3,533)	-	-	(3,533)	-	(3,533)
Distributions to common unitholders ($0.62 per unit)	-	(315)	(31,132)	(31,447)	-	(31,447)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	(200)	(200)
Adjustment to redemption value of redeemable common units	-	-	584	584	-	584

Equity, September 30, 2011	$43,392	$11,328	$960,786	$1,015,506	$61	$1,015,567

2010
Equity, December 31, 2009	$95,000	$10,786	$909,333	$1,015,119	$934	$1,016,053
Comprehensive income
Net income (loss)	5,632	(170)	(16,734)	(11,272)	47	(11,225)
Contributions from the Company related to sales of Company common stock	-	11	1,110	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-	27	2,630	2,657	-	2,657
Conversion of redeemable common units	-	-	74	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	5	5	-	5
Redemption of preferred units	(2,037)	-	16	(2,021)	-	(2,021)
Equity-based compensation	-	21	2,089	2,110	-	2,110
Distributions to preferred unitholders	(5,632)	-	-	(5,632)	-	(5,632)
Distributions to common unitholders ($0.60 per unit)	-	(293)	(28,918)	(29,211)	-	(29,211)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	(301)	(301)
Adjustment to redemption value of redeemable common units	-	-	(1,595)	(1,595)	-	(1,595)

Equity, September 30, 2010	$92,963	$10,382	$868,010	$971,355	$680	$972,035

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$21,675	$(11,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56,383	55,737
Amortization of deferred financing costs	2,085	2,097
Gains on sales of real estate assets, net	(8,757)	(2,319)
Other, net	1,269	(68)
Asset impairment charges	-	35,091
Equity in income of unconsolidated entities, net	(790)	(18,554)
Distributions of earnings of unconsolidated entities	1,419	664
Deferred compensation	73	110
Equity-based compensation	1,873	2,117
Net gain on extinguishment of indebtedness	-	(2,845)
Changes in assets, decrease (increase) in:
Other assets	640	2,056
Deferred charges	(192)	(265)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,204	5,045
Accounts payable and accrued expenses	2,357	4,960
Security deposits and prepaid rents	(168)	(1,066)

Net cash provided by operating activities	83,071	71,475

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(55,287)	(39,518)
Net proceeds from sales of real estate assets	46,080	49,395
Capitalized interest	(1,892)	(6,392)
Property capital expenditures	(18,675)	(23,089)
Corporate additions and improvements	(926)	(319)
Investments in and advances to unconsolidated entities	-	(1,080)
Note receivable collections and other investments	434	146

Net cash used in investing activities	(30,266)	(20,857)

Cash Flows From Financing Activities
Lines of credit proceeds	24,523	112,014
Lines of credit repayments	(24,523)	(82,014)
Payments on indebtedness	(2,397)	(50,428)
Payments of financing costs and other	(3,984)	(942)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	107,874	2,968
Redemption of preferred units	(49,633)	(2,021)
Distributions to noncontrolling interests - real estate entities	(200)	(301)
Distributions to noncontrolling interests - non-Company common unitholders	(100)	(104)
Distributions to preferred unitholders	(3,533)	(5,632)
Distributions to common unitholders	(29,814)	(29,150)

Net cash provided by (used in) financing activities	18,213	(55,610)

Net increase (decrease) in cash and cash equivalents	71,018	(4,992)
Cash and cash equivalents, beginning of period	22,089	13,347

Cash and cash equivalents, end of period	$93,107	$8,355

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. (the “Company”) and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. The Company through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of the Company, a publicly traded corporation which operates as a self-administered and self-managed real estate investment trust (“REIT”). As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P., unless the context indicates otherwise.

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

At September 30, 2011, the Company had interests in 21,431 apartment units in 57 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units in five communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At September 30, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2011, the Company had outstanding 51,877 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 157 at September 30, 2011 and represented a 0.3% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three and nine months ended September 30, 2011 and 2010.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation.” Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company’s noncontrolling interest of common unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of September 30, 2011, all newly developed condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2011, except for for-sale condominium units, there were no real estate assets held for sale.

For newly developed condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

Supplemental cash flow information

Supplemental cash flow information for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011	2010
Interest paid, including interest capitalized	$39,807	$40,167
Income tax payments (refunds), net	705	(1,886)
Non-cash investing and financing activities:
Dividends and distributions declared	11,448	9,784
Conversions of redeemable common units	527	79
Common stock 401k matching contribution	655	700
Construction cost accruals, decrease	716	8,667
Adjustments to redeemable common units, net	(170)	(1,590)
Distribution of assets and liabilities to the Company in settlement of its equity interest in an unconsolidated entity (see notes 2 & 3):
For-sale condominium and other assets	-	27,343
Cash	-	28
Indebtedness	-	44,553
Accounts payable and accrued expenses	-	3,029

2.	REAL ESTATE ACTIVITY

Acquisitions / Dispositions

In the second quarter of 2011, the Company acquired the land under its Post Renaissance® apartment community for approximately $6,670 and the former ground leases associated with the land were terminated. During the third quarter of 2010, the Company sold a land parcel located in Citrus Park, Florida for net proceeds of approximately $3,177. No gain or loss was recognized, as the land was previously recorded as held for sale at fair value.

The Company did not acquire or dispose of any apartment communities for the three or nine months ended September 30, 2011 or 2010. At September 30, 2011, the Company did not have any apartment communities or land parcels classified as held for sale.

Condominium activities

As of September 30, 2011, the Company is selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $37,730 at September 30, 2011. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $22,506 at September 30, 2011. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first half of 2010, the Company completed its final sales of condominium units at two condominium conversion communities.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The revenues, costs and expenses associated with the Company’s condominium activities for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Condominium revenues	$13,678	$28,470	$46,443	$46,218
Condominium costs and expenses	(11,097)	(27,286)	(37,686)	(43,899)

Net gains on sales of condominiums	$2,581	$1,184	$8,757	$2,319

The Company closed 14 and 28 condominium homes for the three months and 44 and 45 condominium homes for the nine months ended September 30, 2011 and 2010, respectively, at its condominium communities.

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

In the third quarter of 2010 (as discussed in note 3), the condominium portion of a mixed-use development, the Atlanta Condominium Project, and associated liabilities (including construction indebtedness) were conveyed to a majority owned entity of the Company in full redemption of the entity’s equity investment in the mixed-use limited partnership that was developing the project. In addition, a separate wholly owned subsidiary of the Company acquired the lenders’ interest in the construction indebtedness of the Atlanta Condominium Project and adjacent land and infrastructure. Subsequent to the purchase of the construction indebtedness, and in exchange for the release of the guarantors of the indebtedness, the Company acquired the remaining noncontrolling interest in the consolidated entity that owned the community and a related land entity. As a result of these transactions, the Company wholly owned and consolidated the Atlanta Condominium Project for financial reporting purposes as of September 30, 2010 (see note 3 for related discussion).

As part of the conveyance of the condominium assets and liabilities to the Company in 2010, the Company also modified its licensing and branding arrangement with the third party licensor for the Atlanta Condominium Project. This modified arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 2013 (previously September 2012), at which point, subject to a potential further extension, the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales of the Atlanta Condominium Project. In exchange for the extension of the outside payment date and the removal of a transfer fee that would have been payable upon the resale of every condominium unit, the Company increased its guaranty to 100% from 50% of the payment of the licensing fee, and guaranteed any unfunded condominium assessments on Company-owned units. As a result, the contractual obligation related to the licensing fee arrangement was recorded as an other asset and an accrued liability at its estimated fair value (see note 8).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At September 30, 2011, the Company held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% to 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At September 30, 2011 and December 31, 2010, the Company’s investment in the 35% owned Apartment LLCs totaled $7,316 and $7,671, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $4,653 at September 30, 2011. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at September 30, 2011 and December 31, 2010 reflects a credit investment of $15,766 and $15,384, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	September 30, 2011	December 31, 2010
Real estate assets, net of accumulated depreciation of $39,536 and $35,520 at September 30, 2011 and December 31, 2010, respectively	$247,585	$250,651
Cash and other	5,910	6,518

Total assets	$253,495	$257,169

Mortgage notes payable	$206,495	$206,495
Other liabilities	2,409	2,460

Total liabilities	208,904	208,955
Members’ equity	44,591	48,214

Total liabilities and members’ equity	$253,495	$257,169

Company’s equity investment in Apartment LLCs (1)	$(8,450)	$(7,713)

(1) At September 30, 2011 and December 31, 2010, the Company’s equity investment includes its credit investments of $15,766 and $15,384, respectively, discussed above.

	Three months ended September 30,		Nine months ended September 30,
Apartment LLCs - Income Statement Data	2011	2010	2011	2010
Revenues
Rental	$6,967	$6,562	$20,540	$19,556
Other property revenues	529	554	1,562	1,525

Total revenues	7,496	7,116	22,102	21,081

Expenses
Property operating and maintenance	3,026	2,956	8,673	8,764
Depreciation and amortization	1,730	1,690	5,158	5,602
Interest	3,019	3,019	8,958	8,958

Total expenses	7,775	7,665	22,789	23,324

Net loss	$(279)	$(549)	$(687)	$(2,243)

Company’s share of net income in Apartment LLCs	$235	$154	$790	$450

At September 30, 2011, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty beginning in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

In accordance with the special sale rights provisions of the applicable Apartment LLC operating agreement, the 35% owned Apartment LLC that owns an apartment community in Atlanta, Georgia expects to initiate a marketing process in the fourth quarter of 2011 that could result in the sale of the community. There can be no assurance that the process will result in the sale of the community.

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

In September 2010 and as discussed in note 2, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to the Company and its partner in full redemption of their interest in the Mixed-Use LP. The net condominium assets and associated construction indebtedness were distributed at their fair values. As part of the transaction, a separate subsidiary of the Company acquired the construction indebtedness of the Atlanta Condominium Project and a related land entity for aggregate consideration of $49,793, effectively extinguishing the indebtedness. As a result of this distribution, equity in income of unconsolidated real estate entities includes a gain of $23,596, net of transaction expenses and income taxes, related to the construction indebtedness, partially offset by an impairment loss of $5,492 related to the condominium assets. The Company also recognized a debt extinguishment gain of $2,845 on the related debt retirement associated with the related land entity.

4.	INDEBTEDNESS

At September 30, 2011 and December 31, 2010, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		September 30, 2011	December 31, 2010
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2011-2017	(1)	$385,412	$385,412
Unsecured Lines of Credit	N/A	LIBOR + 2.30% (2)	2014	(2)	-	-
Secured Mortgage Notes	Prin. and Int.	4.88% -6.09%	2013-2019	(3)	645,440	647,837

Total					$1,030,852	$1,033,249

(1)

Senior unsecured notes totaling approximately $9,637 bearing interest at 5.125% matured in October 2011, at which time they were repaid in full. The remaining unsecured notes mature between 2012 and 2017.

(2)	Represents stated rate.
(3)	There are no scheduled maturities of secured notes in 2011. These notes mature between 2013 and 2019.

All of the consolidated secured and unsecured indebtedness listed above is held in the name of the Operating Partnership and its subsidiaries. The Company guarantees the unsecured line of credit arrangements.

Debt maturities

A schedule of the aggregate maturities of the Company’s indebtedness at September 30, 2011 is provided below.

Remainder of 2011	$10,725
2012	100,104
2013	186,606
2014	188,644	(1)
2015	124,205
Thereafter	420,568

	$1,030,852

(1)	Includes outstanding balances on lines of credit totaling $0 at September 30, 2011.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt issuances and retirements

There were no issuances or retirements of debt for the nine months ended September 30, 2011.

In September 2010 as more fully discussed in notes 2 and 3, the Company retired the outstanding balance of the secured variable rate construction indebtedness of $77,470 for aggregate consideration of $49,793 and recognized net gains in connection with the transaction.

Unsecured lines of credit

At September 30, 2011, the Company utilizes a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line was refinanced in January 2011, and the aggregate available capacity under the agreement was reduced from $400,000. The Syndicated Line has a stated interest rate of LIBOR plus 2.30% (previously LIBOR plus 0.80%) and was provided by a syndicate of eight financial institutions arranged by Wells Fargo Securities, LLC and J.P. Morgan Securities LLC. The Syndicated Line requires the payment of annual facility fees equal to 0.45% (previously 0.15%) of the aggregate loan commitment. The Syndicated Line matures in January 2014 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions in the agreement. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also included a competitive bid option for up to 50% of the loan commitment at rates generally below the stated line rate, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, minimum unsecured debt yield and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At September 30, 2011, the Company had issued letters of credit to third parties totaling $710 under this facility. In connection with the refinancing of the Syndicated Line in January 2011, the Company paid fees and expenses of approximately $3,641.

Additionally, at September 30, 2011, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”), which was amended and restated in January 2011. The Cash Management Line matures in January 2014 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt compliance

The Company’s Syndicated Line, Cash Management Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to total unsecured debt may not be less than 0.115 to 1.0 and the ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at September 30, 2011.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months and nine ended September 30, 2011, sales of common stock under this program totaled 1,323 and 2,321

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

shares, respectively, for net proceeds of $53,488 and $91,722, respectively. For the nine ended September 30, 2010, sales of common stock under this program totaled 41 shares for net proceeds of $1,121. The Company’s proceeds are contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. The Company repurchased preferred stock in 2011 under this program as discussed below.

Preferred stock repurchases

In March 2011, the Company redeemed its 7-5/8% Series B preferred stock at its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date. Correspondingly, the Operating Partnership redeemed its Series B preferred units on the same date and under the same terms. In connection with the issuance of the Series B preferred stock in 1997, the Company incurred issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series B preferred stock exceeded the related carrying value by the associated issuance costs and expenses of $1,757. In connection with the redemption, the Company reflected $1,757 of issuance costs and expenses as a reduction of earnings in arriving at the net income available to common shareholders in 2011. Likewise, the redemption price of the Series B preferred units exceeded the related carrying value by the associated issuance costs and expenses of $1,757, and the Operating Partnership reflected the $1,757 as a reduction of earnings in arriving at the net loss attributable to common unitholders in 2011.

For the three and nine months ended September 30, 2010, the Company repurchased preferred stock with a liquidation value of approximately $75 and $2,037, respectively, under a Rule 10b5-1 plan. Correspondingly, the Operating Partnership redeemed preferred units on the same date and under the same terms.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At September 30, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $5,454 was in excess of its net book value of $2,936. At December 31, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

The following table summarizes the activity related to the redeemable common units for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Redeemable common units, beginning of period	$6,192	$3,402

Comprehensive income (loss)
Net income (loss)	54	(60)
Conversion of redeemable common units for shares	(527)	(74)
Adjustment for ownership interest of redeemable common units	414	(5)
Stock-based compensation	6	7
Distributions to common unitholders	(101)	(103)
Adjustment to redemption value of redeemable common units	(584)	1,595

Redeemable common units, end of period	$5,454	$4,762

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6.	COMPANY EARNINGS PER SHARE

For the three and nine months ended September 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders (numerator):
Net income (loss)	$8,828	$23,595	$21,675	$(11,285)
Noncontrolling interests - consolidated real estate entities	(9)	14	(56)	(47)
Noncontrolling interests - Operating Partnership	(25)	(76)	(54)	60
Preferred stock dividends	(922)	(1,864)	(3,533)	(5,632)
Preferred stock redemption costs	-	1	(1,757)	(44)
Unvested restricted stock (allocation of earnings)	(25)	(93)	(51)	74

Net income (loss) available to common shareholders	$7,847	$21,577	$16,224	$(16,874)

Common shares (denominator):
Weighted average shares outstanding - basic	50,651	48,535	49,862	48,446
Dilutive shares from stock options	402	135	397	-

Weighted average shares outstanding - diluted	51,053	48,670	50,259	48,446

Per-share amount:
Basic	$0.15	$0.44	$0.33	$(0.35)

Diluted	$0.15	$0.44	$0.32	$(0.35)

Stock options to purchase 235 and 1,898 shares of common stock for the three months ended and 531 and 2,237 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER SHARE

For the three and nine months ended September 30, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common unit for the Operating Partnership is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common unitholders (numerator):
Net income (loss)	$8,828	$23,595	$21,675	$(11,285)
Noncontrolling interests - consolidated real estate entities	(9)	14	(56)	(47)
Preferred unit distributions	(922)	(1,864)	(3,533)	(5,632)
Preferred unit redemption costs	-	1	(1,757)	(44)
Unvested restricted stock (allocation of earnings)	(25)	(93)	(51)	74

Net income (loss) available to common unitholders	$7,872	$21,653	$16,278	$(16,934)

Common units (denominator):
Weighted average units outstanding - basic	50,813	48,706	50,029	48,618
Dilutive units from stock options	402	135	397	-

Weighted average units outstanding - diluted	51,215	48,841	50,426	48,618

Per-unit amount:
Basic	$0.15	$0.44	$0.33	$(0.35)

Diluted	$0.15	$0.44	$0.32	$(0.35)

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options to purchase 235 and 1,898 shares of common stock for the three months ended and 531 and 2,237 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments, if any, at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2011. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent appraisals and discounted cash flow models.

During the second quarter of 2010, the Austin Condominium Project began delivering and closing completed condominium units. As a result, the community was classified as held for sale for financial reporting purposes. Under the held for sale impairment evaluation model, the Company wrote down the carrying value of the community to its estimated fair value of $85,378 using level 3 inputs, primarily an independent valuation using a discounted cash flow model, and recorded impairment charges of $34,691 (see notes 2 and 10). In addition, in the second quarter of 2010, the Company wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using level 3 inputs, and recorded an impairment charge of $400.

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

Financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At September 30, 2011, the fair value of fixed rate debt was approximately $1,098,536 (carrying value of $1,030,852). There was no variable rate debt outstanding at September 30, 2011. At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In addition, the Company has recorded a contractual license fee obligation associated with one of its condominium communities (see note 3) at fair value of $5,879 at September 30, 2011. The fair value of this contractual obligation was $5,716 at December 31, 2010. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2011 and 2010. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Fully stabilized communities	$66,973	$62,780	$194,911	$185,521
Communities stabilized during 2010	5,358	4,384	15,141	10,983
Other property segments	6,038	5,508	16,829	15,588
Other	243	223	686	777

Consolidated revenues	$78,612	$72,895	$227,567	$212,869

Contribution to Property Net Operating Income
Fully stabilized communities	$40,130	$36,217	$117,154	$107,661
Communities stabilized during 2010	3,141	2,518	8,594	4,917
Other property segments, including corporate management expenses	480	(21)	692	(850)

Consolidated property net operating income	43,751	38,714	126,440	111,728

Interest income	374	390	982	755
Other revenues	243	223	686	777
Depreciation	(18,823)	(18,623)	(56,383)	(55,737)
Interest expense	(14,207)	(13,646)	(43,119)	(38,820)
Amortization of deferred financing costs	(717)	(611)	(2,085)	(2,097)
General and administrative	(3,970)	(3,927)	(12,332)	(12,570)
Investment and development	(239)	(569)	(1,013)	(1,849)
Other investment costs	(329)	(669)	(1,278)	(1,828)
Impairment losses	-	-	-	(35,091)
Gains on condominium sales activities, net	2,581	1,184	8,757	2,319
Equity in income of unconsolidated real estate entities, net	235	18,258	790	18,554
Other income (expense), net	(71)	26	230	(271)

Net income (loss)	$8,828	$23,595	$21,675	$(11,285)

10.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Accrued severance charges, beginning of period	$5,441	$7,671
Payments for period	(1,802)	(2,208)
Interest accretion	236	360

Accrued severance charges, end of period	$3,875	$5,823

For the nine months ended September 30, 2010, the Company recorded aggregate impairment charges of $34,691 to write-down the carrying value of its consolidated condominium project in Austin, Texas to fair value and recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see notes 2 and 8).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

11.	STOCK-BASED COMPENSATION PLANS

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

	Nine months ended September 30,
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

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $99 and $70 for the three months ended and $284 and $247 for the nine months ended September 30, 2011 and 2010, respectively, under the fair value method. At September 30, 2011, there was $460 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.8 years.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011		2010
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,068	$31	2,516	$31
Granted	25	37	66	18
Exercised	(545)	29	(110)	12
Expired	(10)	39	(235)	38

Options outstanding, end of period (1)	1,538	31	2,237	31

Options exercisable, end of period (1)	1,384	33	2,002	32

Options vested and expected to vest, end of period (1)	1,530	31	2,226	31

Weighted average fair value of options granted during the period	$13.18		$5.08

(1)

At September 30, 2011, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $9,612, $6,990 and $9,465, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.4 years, 2.9 years and 3.4 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $5,224 and $1,562, respectively.

At September 30, 2011, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $27.98	795	$23	3.3	667	$25
$28.82 - $48.00	743	40	3.5	717	40

Total	1,538	31	3.4	1,384	33

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $460 and $557 for the three months ended and $1,436 and $1,665 for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was $2,382 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2011 and 2010 was $332 and $183, respectively.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011		2010
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested share, beginning or period	129	$19	132	$21
Granted (1)	41	37	87	18
Vested	(8)	24	(8)	24

Unvested shares, end of period	162	24	211	20

(1)	The total value of the restricted share grants for the nine months ended September 30, 2011 and 2010 was $1,532 and $1,582, respectively.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $39 and $100 for the three months ended and $153 and $205 for the nine months ended September 30, 2011 and 2010, respectively.

12.	INCOME TAXES

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

The Operating Partnership files tax returns as a limited partnership under the Code. As a partnership, the income and losses of the Operating Partnership are allocated to its partners, including the Company, for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been in the accompanying financial statements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and their taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company, the Operating Partnership and their subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2008 through 2010. Net income tax loss carryforwards and other tax attributes generated in years prior to 2008 are also subject to challenge in any examination of the 2008 to 2010 tax years.

As of September 30, 2011 and December 31, 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2011 and 2010 and at September 30, 2011 were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. For the three and nine months ended September 30, 2011, the TRSs recorded no net income tax expense (benefit) for federal income taxes as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization. For the three and nine months ended September 30, 2010, the TRSs recorded net income tax expense (benefit) of $503 related to estimated state income taxes, primarily as a result of the debt extinguishment gains discussed in notes 2 and 3. In the statement of operations, net income tax expense of $588 was included as a reduction of debt extinguishment gains and income tax benefits of $85 were included in condominium gains.

At December 31, 2010, management had established valuation allowances of approximately $60,456 against net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable. A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2010 is included in the footnotes to the Company’s audited financial statements included in its Form 10-K. There were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at September 30, 2011.

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company and the Operating Partnership was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

14.	SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In October 2011, the Company retired $9,637 of 5.13% senior unsecured notes at their maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company overview

Post Properties, Inc. (the “Company”) and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. The Company through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of the Company, a publicly traded corporation which operates as a self-administered and self-managed real estate investment trust (“REIT”). As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P., unless the context indicates otherwise.

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

At September 30, 2011, the Company had interests in 21,431 apartment units in 57 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units in five communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At September 30, 2011, approximately 34.7%, 22.7%, 12.9% and 10.6% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2011, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

The discussion below is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.3% weighted average common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property Operations

A gradually improving economy in the United States, favorable demographics and an outlook of modest new supply of multi-family units in the near term have contributed to improving apartment fundamentals in the Company’s markets starting in 2010 and continuing through 2011. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 5.1% and 8.8%, respectively, in the first nine months of 2011, as compared to the first nine months of 2010. The Company’s operating results and its outlook for the full year of 2011 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2011 is based on the expectation that economic and employment conditions will continue to be stable. Notwithstanding, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the environment for multi-family rental development starts has been improving, and over time, the Company expects that this will impact competitive supply in the markets in which it operates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Development Activity

The Company continues to develop the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000, and its Post South Lamar™ apartment community in Austin, Texas, planned to consist of 298 apartment units and approximately 8,555 square feet of retail space with a total estimated development cost of approximately $41,700. In 2011, the Company commenced the development of the third phase of its Post Midtown Square® apartment community in Houston, Texas, planned to consist of 124 apartment units and approximately 10,864 square feet of retail space with a total estimated development cost of approximately $21,800. Also in 2011, the Company commenced development of its third phase of Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, and Post Parkside™ at Wade, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 392 luxury apartment units, and approximately 18,148 square feet of retail space, with a total estimated development cost of approximately $55,000. The square footage amounts are approximate and actual amounts may vary. The Company expects to initially fund estimated future construction expenditures primarily by utilizing available borrowing capacity under its unsecured revolving lines of credit and utilizing net proceeds from on-going condominium sales and its at-the-market common equity sales program.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which management believes will positively influence conditions in employment and the local real estate markets. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at September 30, 2011, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

As of October 27, 2011, the Company had 5 units under contract and 82 units closed at the Austin Condominium Project and had 5 units under contract and 21 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

At September 30, 2011, the Company’s investment in these two condominium projects totaled $60,236 as reflected on its consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Risk of future condominium impairment losses

The Company had an independent valuation performed for the Austin Condominium Project and the Atlanta Condominium Project as of June 30, 2011, and determined that no additional impairment existed as of that date. The assumptions used in the valuation model were based on current cash flow projections over the remaining expected selling period using a discount rate of 18%, which reflects the current status of sales, sales prices and other market factors at each of the condominium projects. This valuation was updated by management as of September 30, 2011, at which time the Company also determined that no additional impairment exists as of that date. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

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
•

The impact of the Company’s ongoing litigation with the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of damages or penalities or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

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

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 31 through 33 of the Company’s Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the three and nine months ended September 30, 2011. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities, and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company, if any, for the three and nine months ended September 30, 2011 or that may have an impact on future reported results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale (none at September 30, 2011, other than condominium assets discussed below), the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At September 30, 2011, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See note 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets held for sale are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a carrying value of $60,236 at September 30, 2011. These projects were substantially completed and began delivering and closing for-sale condominium homes during 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 2 to the consolidated financial statements for a further discussion of the Austin Condominium Project and the Atlanta Condominium Project. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future periods if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

Under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales at development communities. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues its sell-out of the two luxury condominium communities in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

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

For the three and nine months ended September 30, 2011, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 46 communities that were completed and stabilized for all of the current and prior year and (2) four communities that achieved stabilization during 2010. There were no apartment communities classified as held for sale in discontinued operations at September 30, 2011.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits were $0 and $275 for the three months and $0 and $4,505 for the nine months ended September 30, 2011 and 2010, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change

Rental and other property revenues
Fully stabilized communities (1)	$66,973	$62,780	6.7%	$194,911	$185,521	5.1%
Communities stabilized during 2010 (2)	5,358	4,384	22.2%	15,141	10,983	37.9%
Other property segments (3)	6,038	5,508	9.6%	16,829	15,588	8.0%

	78,369	72,672	7.8%	226,881	212,092	7.0%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	26,843	26,563	1.1%	77,757	77,860	(0.1)%
Communities stabilized during 2010 (2)	2,217	1,866	18.8%	6,547	6,066	7.9%
Other property segments, including corporate management expenses (4)	5,558	5,529	0.5%	16,137	16,438	(1.8)%

	34,618	33,958	1.9%	100,441	100,364	0.1%

Property net operating income (5)	$43,751	$38,714	13.0%	$126,440	$111,728	13.2%

Capital expenditures (6)
Annually recurring:
Carpet	$925	$808	14.5%	$2,349	$2,161	8.7%
Other	4,533	2,251	101.4%	9,629	6,867	40.2%

Total	$5,458	$3,059	78.4%	$11,978	$9,028	32.7%

Periodically recurring	$1,875	$1,861	0.8%	$5,443	$13,792	(60.5)%

Average apartment units in service	18,116	18,116	0.0%	18,116	18,116	0.0%

(1)	Communities which reached stabilization prior to January 1, 2010.
(2)	Communities which reached stabilization in 2010.
(3)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $243 and $223 for the three months and $686 and $777 for the nine months ended September 30, 2011 and 2010, respectively.

(4)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,645 and $2,498 for the three months and $7,922 and $7,452 for the nine months ended September 30, 2011 and 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(5)	A reconciliation of property net operating income to GAAP net income (loss) is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fully stabilized community NOI	$40,130	$36,217	$117,154	$107,661
Property NOI from other operating segments	3,621	2,497	9,286	4,067

Consolidated property NOI	43,751	38,714	126,440	111,728

Add (subtract):
Interest income	374	390	982	755
Other revenues	243	223	686	777
Depreciation	(18,823)	(18,623)	(56,383)	(55,737)
Interest expense	(14,207)	(13,646)	(43,119)	(38,820)
Amortization of deferred financing costs	(717)	(611)	(2,085)	(2,097)
General and administrative	(3,970)	(3,927)	(12,332)	(12,570)
Investment and development	(239)	(569)	(1,013)	(1,849)
Other investment costs	(329)	(669)	(1,278)	(1,828)
Impairment losses	-	-	-	(35,091)
Gains on condominium sales activities, net	2,581	1,184	8,757	2,319
Equity in income of unconsolidated real estate entities, net	235	18,258	790	18,554
Other income (expense), net	(71)	26	230	(271)
Net gain on extinguishment of indebtedness	-	2,845	-	2,845

Net income (loss)	$8,828	$23,595	$21,675	$(11,285)

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

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Rental and other revenues	$66,973	$62,780	6.7%	$194,911	$185,521	5.1%
Property operating and maintenance expenses (excluding depreciation and amortization)	26,843	26,563	1.1%	77,757	77,860	(0.1)%

Same store net operating income (1)	$40,130	$36,217	10.8%	$117,154	$107,661	8.8%

Capital expenditures (2)
Annually recurring:
Carpet	$925	$808	14.5%	$2,349	$2,161	8.7%
Other	4,312	2,162	99.4%	9,111	6,597	38.1%

Total annually recurring	5,237	2,970	76.3%	11,460	8,758	30.9%
Periodically recurring	1,217	1,439	(15.4)%	4,063	12,802	(68.3)%

Total capital expenditures (A)	$6,454	$4,409	46.4%	$15,523	$21,560	(28.0)%

Total capital expenditures per unit (A ÷ 16,688 units)	$387	$264	46.6%	$930	$1,292	(28.0)%

Average economic occupancy (3)	96.7%	95.8%	0.9%	95.8%	95.3%	0.5%

Average monthly rental rate per unit (4)	$1,289	$1,228	5.0%	$1,264	$1,220	3.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Annually recurring capital expenditures by operating segment
Fully stabilized	$5,237	$2,970	$11,460	$8,758
Communities stabilized during 2010	71	40	178	86
Other segments	150	49	340	184

Total annually recurring capital expenditures	$5,458	$3,059	$11,978	$9,028

Periodically recurring capital expenditures by operating segment
Fully stabilized	$1,217	$1,439	$4,063	$12,802
Communities stabilized during 2010	133	15	196	48
Other segments	525	407	1,184	942

Total periodically recurring capital expenditures	$1,875	$1,861	$5,443	$13,792

Total revenue generating capital expenditures	$530	$217	$1,254	$269

Total property capital expenditures per statements of cash flows	$7,863	$5,137	$18,675	$23,089

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 96.0% and 94.6% for the three months and 95.0% and 93.9% for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, net concessions were $314 and $559, respectively, and employee discounts were $185 and $187, respectively. For the nine months ended September 30, 2011 and 2010, net concessions were $1,049 and $1,914, respectively, and employee discounts were $549 and $553, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

The Operating Partnership reported net income available to common unitholders of $7,897 for the three months ended September 30, 2011 compared to $21,746 for the three months ended September 30, 2010. The Company reported net income available to common shareholders of $7,872 for the three months ended September 30, 2011 compared to $21,670 for the three months ended September 30, 2010. As discussed below, the reduced income between periods is primarily due to the lack of a comparable net gain of $20,949 in 2010 from the distribution of certain condominium assets and liabilities at fair value to the Company from an unconsolidated real estate entity (see below for further discussion), offset by increased gains on condominium sales in 2011 and increased net operating income from fully stabilized communities in 2011 as discussed below.

Rental and other revenues from property operations increased $5,697 or 7.8% from 2010 to 2011 primarily due to increased revenues from the Company’s fully stabilized communities of $4,193 or 6.7% and increased revenues of $974 or 22.2% from communities that achieved full stabilization in 2010. The revenue increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up in 2010. The revenue increase from fully stabilized communities is discussed more fully below. The remaining revenue increase reflects increased revenues from commercial properties of $595 due to the lease-up of recently developed space and the recognition of a net $524 lease termination fee at one of the Company’s office properties, offset somewhat by decreased revenues of $65 from the Company’s furnished apartment rental business due to somewhat slower leasing activity between years.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $660 or 1.9% from 2010 to 2011 primarily due to increases from fully stabilized communities of $280 or 1.1% and increases from communities that achieved full stabilization in 2010 of $351 or 18.8%. The expense increase from fully stabilized communities is discussed below. The expense increase from communities that achieved full stabilization in 2010 is primarily due to the timing of expenses as the communities achieved stabilized occupancies in mid to late 2010.

For the three months ended September 30, 2011 and 2010, gains on sales of real estate assets from condominium sales activities were $2,581 and $1,184, respectively. The increase in aggregate condominium gains between periods primarily reflects the impact of favorable changes to profit margins in 2011 at the Company’s Austin Condominium Project. Improved profit margins resulted from revised estimates of the timing and amount of estimated project revenues and costs as the sell-out process is more than one-half complete as of September 30, 2011. Additionally, gains increased in 2011 due to closings at the Company’s Atlanta Condominium Project, as closings commenced at this project in the fourth quarter of 2010. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2011.

Depreciation expense increased $200 or 1.1% from 2010 to 2011, primarily due to increased depreciation of $214 related to the retail component of properties that were placed in service in 2010 as well as the impact of the partial lease-up of these properties in 2010 and into 2011.

General and administrative expenses increased $43, or 1.1%, from 2010 to 2011 primarily as a result of modest increases in net personnel costs and expenses resulting from increases in compensation and targeted incentive compensation accruals in 2011.

Investment and development expenses decreased $330 or 58.0% from 2010 to 2011. In 2011, the capitalization of development personnel to development projects increased by $705 as the Company commenced the development of five apartment communities in late 2010 and in the first half of 2011. The increased development capitalization was offset somewhat by increased personnel and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

other costs of $375. As a result of these development starts, the Company expects net investment and development expenses to be somewhat lower for the full year of 2011, compared to 2010, as a result of expected increases in amounts capitalized to development activities.

Other investment costs decreased $340 or 50.8% from 2010 to 2011. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2011 primarily reflects lower carry expenses as costs associated with development projects were capitalized to communities placed under development in late 2010 and in the first half of 2011.

Interest expense increased $561 or 4.1% from 2010 to 2011 primarily due to decreased interest capitalization in 2011. Decreased interest capitalization on the Company’s development projects of $612 primarily related to reduced interest capitalization on the Company’s two luxury condominium communities that were completed in 2010, offset somewhat by increased interest capitalization on five apartment development communities commenced in late 2010 and the first half of 2011. The Company expects interest expense for the full year of 2011 to be higher than in 2010 due to the cessation of interest capitalization on the condominium projects discussed above as they delivered completed units in 2010, offset somewhat by increased interest capitalization on apartments under development and construction in 2011.

Equity in income of unconsolidated real estate entities decreased from $18,258 in 2010 to $235 in 2011. The decrease was due to a transaction in 2010 related to the residential portion of a mixed-use development, sponsored by the Company and its partner, which was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. The residential portion of the mixed-use development (the “Atlanta Condominium Project”) consists of 129 luxury condominium units. In addition, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for an aggregate of $49,793. Subsequent to its acquisition of the residential loans, and in exchange for the release of the guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. These transactions resulted in a gain of $23,596, net of transaction expenses and income taxes, related to the distribution at fair value and subsequent extinguishment of the construction indebtedness, partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value (see note 3 to the consolidated financial statements).

For the three months ended September 30, 2011 and 2010, other income (expense) included estimated state franchise taxes. For 2011, other income (expense) included income of $70 related to receivable recoveries. For 2010, other income (expense) included income of $168 related to a technology investment.

Annually recurring and periodically recurring capital expenditures increased $2,413 or 49.0% from 2010 to 2011. The increase in periodically recurring capital expenditures of $14 primarily reflects decreased costs of $780 associated with the Company’s exterior water remediation program at several communities that was completed in 2010, offset by parking deck and other structural improvements at one community and water remediation improvements at a second community. The increase in annually recurring capital expenditures of $2,399 primarily reflects siding and roofing work at one community as well as the timing of other expenditures between periods.

Fully stabilized communities

Rental and other revenues increased $4,193 or 6.7% from 2010 to 2011. This increase resulted from a 5.0% increase in the average monthly rental rate per apartment unit and from a 0.9% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $3,053 between periods. Average economic occupancy increased from 95.8% in 2010 to 96.7% in 2011. The occupancy increase between periods resulted in lower vacancy losses of $446 in 2011. The remaining increase in rental and other property revenues of $694 was primarily due to increased net leasing fees, somewhat higher utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2011. The Company expects that rental revenues will increase moderately on a year over year basis in 2011, continuing a trend that began in late 2010. Average rental rate and occupancy increases were primarily due to increasing rental demand resulting from the decline in the home ownership rate in 2011 and due to a decline in the supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2011.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $280 or 1.1% from 2010 to 2011. This increase was primarily due to increased property tax expenses of $559 or 6.7% and increased insurance expenses of $117 or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

15.8%. These increases were offset primarily by decreased ground rent expenses of $436 or 65.1%. The increase in property tax expenses primarily reflects the timing of expense recognition and estimate revisions between years. For the full year 2011, the Company expects property taxes to increase modestly compared to 2010. Insurance expenses increased due to the timing of expense recognition and estimate revisions between years to reflect savings associated with favorable claims experience in each year. For the full year 2011, the Company expects insurance expenses to be somewhat lower than 2010. The decrease in ground rent expenses primarily reflects the termination of ground leases (through the acquisition of the underlying land) at one of the Company’s Washington D.C. communities in the fourth quarter of 2010 and at one of the Company’s Atlanta communities in July 2011.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

The Operating Partnership reported net income available to common unitholders of $16,329 for the nine months ended September 30, 2011 compared to a net loss attributable to common unitholders of $17,008 for the nine months ended September 30, 2010. The Company reported net income available to common shareholders of $16,275 for the nine months ended September 30, 2011 compared to a net loss attributable to common shareholders of $16,948 for the nine months ended September 30, 2010. As discussed below, the additional income between periods primarily reflects additional net operating income from lease-up communities between periods, increased net operating income from fully stabilized communities as discussed below and increased gains on condominium sales in 2011, offset by the net impact of asset impairment charges and gains from unconsolidated entities (discussed above) in 2010 and by increased interest expense and preferred stock redemption costs in 2011.

Rental and other revenues from property operations increased $14,789 or 7.0% from 2010 to 2011 primarily due to increased revenues from the Company’s fully stabilized communities of $9,390 or 5.1% and increased revenues of $4,158 or 37.9% from communities that achieved full stabilization in 2010. The revenue increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up in 2010. The revenue increase from fully stabilized communities is discussed more fully below. The remaining revenue increase reflects increased revenues from commercial properties of $1,787 due to the lease-up of recently developed space, slightly increased occupancies in 2011 and the recognition of a net $524 lease termination fee at one of the Company’s office properties, offset somewhat by decreased revenues of $546 from the Company’s furnished apartment rental business due to somewhat slower leasing activity between years.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $77 or 0.1% from 2010 to 2011 primarily due to increased expenses of $481 or 7.9% from communities that achieved full stabilization in 2010, partially offset by decreases from fully stabilized communities of $103 or 0.1% and decreases in other segment expense, including corporate property management expenses, of $301 or 1.8%. The expense increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up in 2010. The expense decrease from fully stabilized communities is discussed below. The expense decrease from other property segments primarily reflects decreased expenses from the Company’s furnished apartment rental business due to somewhat slower leasing activity between years.

For the nine months ended September 30, 2011 and 2010, gains on sales of real estate assets from condominium sales activities in continuing operations were $8,757 and $2,319, respectively. The increase in aggregate condominium gains between periods primarily reflects the sales of 44 units at the Company’s two luxury condominium communities in 2011 compared to sales of 36 units at the Company’s Austin Condominium Project in 2010 as well as the impact of favorable changes to profit margins in 2011 at this project. Improved profit margins resulted from revised estimates of the timing and amount of estimated project revenues and costs as the sell-out process is just more than one-half complete as of September 30, 2011. Additionally, gains increased in 2011 due to closings at the Company’s Atlanta Condominium Project, as closings commenced at this project in the fourth quarter of 2010. Condominium gains in 2010 also included net gains of $1,132 relating to the sell-out of the final condominium units at two condominium conversion communities. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2011.

Depreciation expense increased $646 or 1.2% from 2010 to 2011, primarily due to increased depreciation of $212 related to communities stabilized in 2010 as apartment units were placed in service in 2010 and increased depreciation of $490 related to the retail component of properties that were placed in service in 2010 as well as the impact of the partial lease-up of these properties in 2010 and into 2011.

General and administrative expenses decreased $238, or 1.9%, from 2010 to 2011 as a result of decreased legal and other professional fee expenses of $309, consulting expenses of $141 and insurance expenses of $102, partially offset by increased net personnel costs and expenses of $422. The decrease in legal and other professional fee expenses primarily related to decreased legal expenses associated with litigation in 2010 for the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities, partially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

offset by increased legal and other professional fees associated with on-going litigation in 2011 and the general timing of other professional fees between years. The decrease in consulting expenses primarily related to the timing of income tax advisory work between years. The decrease in insurance expenses primarily related to lower director and officer insurance costs. The increase personnel expenses related to increases in compensation and targeted incentive compensation accruals in 2011.

Investment and development expenses decreased $836 or 45.2% from 2010 to 2011. In 2011, the capitalization of development personnel to development projects increased by $1,517 as the Company commenced the development of five apartment communities in late 2010 and in the first half of 2011. The increased development capitalization was offset somewhat by increased personnel and other costs of $681. As a result of these development starts, the Company expects net investment and development expenses to be somewhat lower for the full year of 2011, compared to 2010, as a result of expected increases in amounts capitalized to development activities.

Other investment costs decreased $550 or 30.1% from 2010 to 2011. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2011 primarily reflects lower carry expenses as costs associated with development projects were capitalized to communities placed under development in late 2010 and in the first half of 2011, as well as prior year tax settlements of $125 reflected in the first nine months of 2011.

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

Interest expense increased $4,299 or 11.1% from 2010 to 2011 primarily due to decreased interest capitalization in 2011. Decreased interest capitalization on the Company’s development projects of $4,500 primarily related to reduced interest capitalization on the Company’s two luxury condominium communities that were completed in 2010. The Company expects interest expense for the full year of 2011 to be higher than in 2010 due to the cessation of interest capitalization on the condominium projects discussed above as they delivered completed units in 2010, offset somewhat by increased interest capitalization on apartments under development and construction in 2011.

Equity in income of unconsolidated real estate entities decreased from $18,554 in 2010 to $790 in 2011. This decrease was due to a transaction in 2010 related to the residential portion of a mixed-use development, sponsored by the Company and its partner, which was conveyed to the residential partners in full redemption of their interest in the mixed-use limited partnership that was developing the project. The residential portion of the mixed-use development (the “Atlanta Condominium Project”) consists of 129 luxury condominium units. In addition, a subsidiary of the Company acquired the lenders’ interest in the residential loan facilities for the Atlanta Condominium Project and adjacent land and infrastructure for an aggregate of $49,793. Subsequent to its acquisition of the residential loans, and in exchange for the release of the guarantors of the residential loans, the Company also acquired all remaining interests in the entities that held the Atlanta Condominium Project and adjacent land and infrastructure that were not previously held by the Company. These transactions resulted in a gain of $23,596, net of transaction expenses and income taxes, related to the distribution at fair value and subsequent extinguishment of the construction indebtedness, partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value (see note 3 to the consolidated financial statements).

For the nine months ended September 30, 2011 and 2010, other income (expense) included estimated state franchise taxes. For 2011, other income (expense) also included income of $150 related to the settlement of a legal claim related to work performed at one of the Company’s apartment communities, a gain of $428 from the sale of a technology investment and $70 related to receivable recoveries. For 2010, other income (expense) included income of $168 related to a technology investment.

Annually recurring and periodically recurring capital expenditures decreased $5,399 or 23.7% from 2010 to 2011. The decrease in periodically recurring capital expenditures of $8,349 primarily reflects decreased costs of $11,434 associated with the Company’s exterior water remediation program at several communities that was completed in 2010, offset primarily by increases at three communities related to structural and parking deck improvements, window replacements and water remediation improvements. The increase in annually recurring capital expenditures of $2,950 reflected siding and roofing work at two communities, parking garage sealing work at one community as well as the timing of increased pool, appliance, HVAC equipment and other expenditures in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

Rental and other revenues increased $9,390 or 5.1% from 2010 to 2011. This increase resulted from a 3.6% increase in the average monthly rental rate per apartment unit and from a 0.5% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $6,532 between periods. Average economic occupancy increased from 95.3% in 2010 to 95.8% in 2011. The occupancy increase between periods resulted in lower vacancy losses of $698 in 2011. The remaining increase in rental and other property revenues of $2,160 was primarily due to increased net leasing fees, somewhat higher utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2011. The Company expects that rental revenues will increase moderately on a year over year basis in 2011, continuing a trend that began in late 2010. See the “Outlook” section below for an additional discussion of trends for 2011.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $103 or 0.1% from 2010 to 2011. This decrease was primarily due to decreased ground rent expenses of $1,177 or 58.5%, and decreased insurance expenses of $164 or 5.8%. These decreases were partially offset by higher utility expenses of $763 or 6.7%, increased property tax expenses of $115 or 0.4% and increased maintenance expenses of $204 or 1.7%. The decrease in ground rent expenses reflects the termination of ground leases (through the acquisition of the underlying land) at one of the Company’s Washington D.C. communities in the fourth quarter of 2010 and at one of the Company’s Atlanta communities in July 2011. Insurance expenses decreased due primarily to savings resulting from favorable claims experience associated with commercial property coverages between years. For the full year 2011, the Company expects insurance expenses to be somewhat lower than 2010 as a result of the above savings. Utility expenses increased due to higher water and sewer charges in certain markets primarily due to higher rates as well as the timing of the settlement of expense billing disputes in certain markets. Property tax expenses increased slightly between years primarily due to moderately higher estimated taxes in 2011, offset somewhat by the timing of expense recognition and estimate revisions between years. For the full year 2011, the Company expects property tax expense to increase modestly compared to 2010. Maintenance expenses increased due primarily to higher unit turnover expenses resulting from a slightly lower renewal rate for apartment units, as rental rates have increased, and due to higher general repair expenses resulting from the timing of the expenses between years.

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

The Company’s outlook for the remainder of 2011 is based on the expectation that economic and employment conditions will continue to be stable. Notwithstanding, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery were to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. The supply of new apartment units has remained relatively low throughout 2011, which coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets in 2011.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year 2011, compared to 2010, driven primarily by new and renewed leases being completed at moderately higher market rental rates as the Company has sought to maintain occupancy levels relatively consistent with 2010. Operating expenses of fully stabilized communities are expected to increase moderately in 2011. For the year, the Company expects increases in property tax and utility expenses to be somewhat offset by reduced ground lease expenses due to the acquisition of the underlying land and the termination of ground leases at a Washington D.C. community in late 2010 and an Atlanta, Georgia community in mid-2011. As a result, management expects fully stabilized community net operating income to increase moderately for the full year 2011, which is expected to positively impact the Company’s results of operations. Management expects net operating income from communities stabilized in 2010 will also increase for the full year of 2011, as the communities are stabilized for all of 2011 compared to their lease-up throughout 2010.

Management expects interest expense for the full year 2011 to be moderately higher than in 2010 due generally to decreased interest capitalization in 2011, compared to 2010, resulting from the completion of apartment projects under development in early 2010 and the completion of two luxury condominium development projects in 2010, offset somewhat by interest capitalization to new construction starts in the latter half of 2010 and in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Management also expects general and administrative, property management and investment and development expenses to be relatively flat or decrease slightly, net of amounts capitalized to development projects, due in part to lower expected legal expenses and increased capitalization of personnel and associated costs to apartment community developments in 2011.

The Company does not currently expect to sell any wholly-owned apartment communities for the remainder of 2011. The Company, through a taxable REIT subsidiary, expects to continue closing unit sales at its Austin Condominium Project and at its Atlanta Condominium Project in 2011. The amount of revenue and profits or losses recognized from condominium sales will depend on the timing, volume and pricing of actual closings for the remainder of 2011. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities in future quarterly periods if gross profits from condominium sales are not sufficient to cover the expensed administrative, marketing, sales and other carrying costs (principally property taxes, homeowners’ association dues and utilities) of the communities. Furthermore, if the sales mix, sales velocity and unit pricing varies significantly from the valuation models for each of the condominium projects, it could cause condominium profits to differ materially from the Company’s expectations, and further, could cause the Company to re-evaluate its valuation models and assumptions which could result in additional impairment losses in future periods (see “Operations Overview” above where discussed further).

The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures. As a result of expected additional at-the-market common equity sales, the Company expects weighted average diluted shares to increase for the full year 2011, compared to 2010. Sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

Liquidity and capital resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $71,475 for the nine months ended September 30, 2010 to $83,071 for the nine months ended September 30, 2011 primarily due to increased property net operating income in 2011 from communities stabilized in 2010 as well as from increased property net operating income in 2011 from fully stabilized communities. For the full year 2011, the Company expects cash flows from operating activities to increase primarily driven by the anticipated improved performance of the Company’s fully stabilized communities resulting from improving conditions in multifamily markets and increased net operating income from a full year of stabilized operations from communities stabilized in 2010, offset somewhat by higher interest expenses.

Net cash flows used in investing activities increased from $20,857 for the nine months ended September 30, 2010 to $30,266 for the nine months ended September 30, 2011 primarily due to increased construction and development expenditures, offset somewhat by reduced property capital expenditures primarily related to the Company’s exterior remediation program which was completed in 2010. For the remainder of 2011, the Company expects to continue to incur construction and development expenditures on current development projects. The Company expects to continue to sell condominiums in 2011, but does not currently expect to sell any wholly-owned apartment communities in 2011.

Net cash flows from financing activities changed from $55,610 of net cash used in financing activities for the nine months ended September 30, 2010 to $18,213 net cash provided by financing activities for the nine months ended September 30, 2011 primarily due to increased proceeds from the sale of common stock under the Company’s at-the-market equity program and from employee stock purchase and stock option plans in 2011, offset somewhat by the redemption of the Company’s Series B preferred stock. For the remainder of 2011, the Company expects to continue to opportunistically raise additional proceeds from the Company’s at-the-market common equity program (discussed below), principally to fund the expected development expenditures and to repay scheduled debt maturities.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT for the remainder of 2011. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on the taxable income it distributes to its shareholders.

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

On August 1, 2011, the Company announced that its board of directors had approved a $0.02 per share, or 10.0%, increase in its quarterly dividend payable on October 14, 2011, to all common shareholders of record as of September 30, 2011. As a result, the Company’s current quarterly dividend payment to common shareholders is $0.22 per share. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. If its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, the Company expects to use line of credit borrowings to fund dividend payments. For the nine months ended September 30, 2011, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

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

As previously discussed, the Company has used the proceeds from the sale of operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from land and condominium sales for the nine months ended September 30, 2011 and for the full year of 2010 were $46,080 and $77,388, respectively. As of September 30, 2011, the Company had no wholly-owned apartment communities held for sale and currently does not expect to sell any wholly-owned apartment communities for the remainder of 2011. The Company expects to generate additional net sales proceeds from the continued closings of condominium units at the Austin and Atlanta Condominium Projects in the remainder of 2011 (see “Outlook” above where discussed further).

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company expects to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital. For the nine months ended September 30, 2011 and for the full year of 2010, the Company sold 2,321 and 41 common shares under this program for net proceeds of $91,722 and $1,121, respectively. The Company has approximately 1,637 shares remaining for issuance under this program.

As of September 30, 2011, the Company’s aggregate pipeline of five apartment developments under construction totaled approximately $272,100, of which approximately $196,200 remained to be incurred by the Company as of September 30, 2011. The Company may begin additional developments over the next year or so. The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures.

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

As of October 27, 2011, the Company had cash and cash equivalents of approximately $73,300. Additionally, the Company had no outstanding borrowings and outstanding letters of credit of $710 under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit and senior unsecured notes at September 30, 2011.

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

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
New community development and acquisition activity (1)	$21,701	$8,128	$56,240	$38,076
Periodically recurring capital expenditures
Community rehabilitation and other revenuegenerating improvements (2)	530	217	1,254	269
Other community additions and improvements (3) (6)	1,875	1,861	5,443	13,792
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	5,458	3,059	11,978	9,028
Corporate additions and improvements	440	95	926	541

	$30,004	$13,360	$75,841	$61,706

Other Data
Capitalized interest	$886	$1,498	$1,892	$6,392

Capitalized development and associated costs (5)	$879	$174	$1,975	$458

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes $780 for the three months and $11,434 for the nine months ended September 30, 2010, of periodically recurring capital expenditures related to the Company’s exterior remediation project that was completed in 2010.

Current communities under development

At September 30, 2011, the Company had 1,568 apartment units in five communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost	Costs Incurred as of 9/30/2011	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (2)
Post Carlyle Square™—Phase II	Wash. DC	344	-	$95.0	$41.1	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	11.6	3Q 2012	4Q 2013
Post Midtown Square®—Phase III	Houston, TX	124	10,864	21.8	4.9	3Q 2012	4Q 2013
Post Lake® at Baldwin Park—Phase III	Orlando, FL	410	-	58.6	12.4	4Q 2012	2Q 2014
Post Parkside™ at Wade—Phase I	Raleigh, NC	392	18,148	55.0	5.9	1Q 2013	3Q 2014

Total		1,568	37,567	$272.1	$75.9

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income (loss) available to common shareholders to FFO available to common shareholders and unitholders was as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders	$7,872	$21,670	$16,275	$(16,948)
Noncontrolling interests—Operating Partnership	25	76	54	(60)
Depreciation on consolidated real estate assets	18,475	18,167	55,340	54,349
Depreciation on real estate assets held in unconsolidated entities	363	356	1,084	1,065
Gains on sales of condominiums	(2,581)	(1,184)	(8,757)	(2,319)
Incremental gains on condominium sales (1)	2,581	1,184	8,757	2,057

Funds from operations available to commonshareholders and unitholders (2)	$26,735	$40,269	$72,753	$38,144

Weighted average shares outstanding—basic	50,815	48,747	50,024	48,652
Weighted average shares and units outstanding—basic	50,977	48,918	50,191	48,824
Weighted average shares outstanding—diluted (3)	51,217	48,882	50,421	48,785
Weighted average shares and units outstanding—diluted (3)	51,379	49,053	50,588	48,957

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

(2)

For the nine months ended September 30, 2011, FFO included $1,757 of preferred stock redemption costs. FFO for the three and nine months ended September 30, 2010 included non-cash impairment charges of $5,492 and $40,583, respectively. FFO for the three and nine months ended September 30, 2010 included net debt extinguishment gains of $26,441.

(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 402 and 135 for the three months and 397 and 134 for the nine months ended September 30, 2011 and 2010, respectively. The dilutive securities for the nine months ended September 30, 2010 were antidilutive to the computation of income (loss) per share, as the Company reported net loss attributable to common shareholders and unitholders for these periods under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 164 and 212 for the three months and 162 and 205 for the nine months ended September 30, 2011 and 2010, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2011, the Company had no outstanding variable rate debt tied to LIBOR. The Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

Because the Company had no outstanding borrowings under its LIBOR-based indebtedness at September 30, 2011, fluctuations in such notes would have no effect on the Company’s interest costs.

The Company had no outstanding derivative financial instruments at September 30, 2011. Additionally, other than the renewal of the Company’s unsecured line of credit arrangements during the nine months ended September 30, 2011, as discussed in note 4 to the consolidated financial statements, there were no material changes in outstanding fixed or variable rate debt arrangements for the nine months ended September 30, 2011.

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

($ in thousands)

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company and the Operating Partnership was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2011 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011
July 31, 2011	-	$-	-	$150,429
August 1, 2011
August 31, 2011	-	-	-	$150,429
September 1, 2011
September 30, 2011	-	-	-	$150,429

Total	-	$-	-	$150,429

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

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
11.1(g) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 4, 2011	By:	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2011	By:	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2011	By:	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole general partner

November 4, 2011	By:	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2011	By:	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2011	By:	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
11.1(g) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.