Form 10-K
period 2011-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2012-02-28
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2011 was approximately $2,013,031,076. As of February 15, 2012, there were 53,237,551 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc.’s 2012 Proxy Statement in connection with its Annual Meeting of Shareholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of December 31, 2011, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

Management believes that combining the two annual reports on Form 10-K for the Company and the Operating Partnership provides the following benefits:

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

Management operates the Company and the Operating Partnership as one business. The management of the Company is comprised of the same members as the management of the general partner of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership.

The Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how these two entities operate as a consolidated company. The Company is a REIT, and its only material asset is its ownership of entities that, in turn, own the partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than owning 100% of the entity that acts as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds all of the assets and indebtedness of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations and its direct or indirect incurrence of indebtedness.

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-K. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at December 31, 2011). This annual report on Form 10-K presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;
•	The following information in the notes to the consolidated financial statements:
•	Computation of earnings (loss) per share for the Company
•	Computation of earnings (loss) per unit for the Operating Partnership
•	Quarterly financial information (unaudited) for the Company
•	Quarterly financial information (unaudited) for the Operating Partnership

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2011, approximately 34.3%, 23.5%, 12.8% and 10.5% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2011, the Company had interests in 21,658 apartment units in 58 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units at five communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 609 employees, 17 of whom are parties to a collective bargaining agreement.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2011, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.7% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast and the mid-Atlantic markets and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in nine markets as of December 31, 2011; however, the Company is currently developing an apartment community in an additional market, Raleigh, North Carolina.

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

Post Properties, Inc.	2
Post Apartment Homes, L.P.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During recent years, the Company implemented new internet-based marketing, started new customer service programs designed to maintain high levels of resident satisfaction and provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.

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

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy has been to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives have included generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% and maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2011, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets, and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

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

A summary of segment operating results for 2011, 2010 and 2009 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2007 through December 31, 2011, the Company and its affiliates have developed and completed 2,174 apartment units in seven apartment communities and sold ten apartment communities containing an aggregate of 3,225 apartment units (excluding a joint venture interest in three apartment communities consisting of 1,202 units). During the same period, the Company acquired two apartment communities containing 577 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2011		2010		2009		2008		2007
Units developed and completed	-		396		1,032		307		439
Units acquired	227		-		-		-		350
Units sold	-		-		(1,325)	(3)	(1,093)		(807)	(6)
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	20,090	(1)	19,863	(2)	19,467	(4)	19,760	(5)	20,546	(7)
Total revenues from continuing operations (in thousands)	$305,316		$285,138		$276,323		$281,940		$277,324

(1)	Excludes 1,568 units currently under development at December 31, 2011.
(2)	Excludes 642 units under development at December 31, 2010.
(3)	Includes a net increase of three apartment units to reflect the addition of three apartment units.
(4)	Excludes 396 units under development at December 31, 2009.
(5)	Excludes 994 units under development and 435 units in lease-up at December 31, 2008.
(6)	Excludes 1,202 units in three apartment communities that were converted to joint venture ownership where the Company retained a 25% ownership interest.
(7)	Excludes 1,937 units under development or in lease-up at December 31, 2007.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2011, the Company had 1,568 apartment units at five communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost	Costs Incurred as of 12/31/2011	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (2)
Post Carlyle Square™ - Phase II	Wash. DC	344	—	$95.0	$53.2	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	14.7	3Q 2012	4Q 2013
Post Midtown Square® - Phase III	Houston, TX	124	10,864	21.8	7.1	3Q 2012	4Q 2013
Post Lake® at Baldwin Park - Phase III	Orlando, FL	410	—	58.6	13.0	1Q 2013	3Q 2014
Post Parkside™ at Wade - Phase I	Raleigh, NC	392	18,148	55.0	7.0	1Q 2013	3Q 2014

Total		1,568	37,567	$272.1	$95.0

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which it believes will positively influence conditions in employment and the local real estate markets. Until such time as additional substantive development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Condominium Activities

At December 31, 2011, the Company was selling for-sale condominium homes in two communities. The Four Seasons Private Residences, Austin (the “Austin Condominium Project”) consists of 148 homes, of which 7 homes were under contract and 89 units were closed as of February 15, 2012. The Company’s other condominium project, The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consists of 129 homes. There were 11 units under contract and 32 units were closed at the Atlanta Condominium Project at February 15, 2012. Units “under contract” listed above include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close. The Company has recognized impairment charges in 2009 and 2010 to write-down the Company’s investments in these two properties to their estimated fair value. These impairment charges are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

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

Post Properties, Inc.	5
Post Apartment Homes, L.P.

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

In recent years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleged various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. This case was dismissed in March 2011.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous ERC case, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

Post Properties, Inc.	6
Post Apartment Homes, L.P.

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

Post Properties, Inc.	7
Post Apartment Homes, L.P.

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

The Company may develop and construct apartment communities. The Company is currently developing its Post South Lamar™ apartment community in Austin, Texas, its Post Parkside™ at Wade apartment community in Raleigh, North Carolina, a second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, a third phase of its Post Midtown Square® apartment community in Houston, Texas and a third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

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

Post Properties, Inc.	8
Post Apartment Homes, L.P.

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

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Furthermore, general uncertainty in the real estate markets may result in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of potential buyers to obtain financing to acquire such properties on favorable terms or cause potential buyers to not complete acquisitions of such properties. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction and acquisitions strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

The Company is subject to increased exposure to economic and other competitive factors due to the concentration of its investments in certain markets.

At December 31, 2011, approximately 34.3%, 23.5%, 12.8% and 10.5% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in fewer markets. The Company is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Economic slowdowns in the U.S. and declines in the condominium and single family housing markets may negatively affect the Company’s financial condition and results of operations.

There was a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. Although the real estate development industry and the U.S. economy has seen gradual improvement in 2010 and 2011, there can be no assurance that market conditions will remain or improve further in the near future. Negative trends may materially and adversely affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, conditions in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from any economic downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

The excess in for-sale condominiums in the Company’s markets also affects the Company’s profits in its for-sale condominium business. The market for the Company’s for-sale condominium homes depends on an active demand for new for-sale housing and high consumer confidence. Decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing in recent years that has affected the price at which the Company

Post Properties, Inc.	9
Post Apartment Homes, L.P.

is able to sell condominium homes. The Company cannot predict how long demand and other factors in the real estate market will remain muted, but if the markets do not significantly improve, the modest pace of condominium sales and closings could remain during 2012.

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

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2011, the Company had outstanding mortgage indebtedness of $459,668 (none of which matures in 2012), senior unsecured debt of $375,775 (of which $95,684 matures in 2012), and $135,000 of outstanding borrowings on its unsecured revolving lines of credit (none of which matures in 2012).

The Company could become more highly leveraged which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% and to maintain adequate liquidity through the Company’s unsecured lines of credit. At December 31, 2011, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

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

Post Properties, Inc.	10
Post Apartment Homes, L.P.

A downgrade in the credit rating of the Company’s securities could materially adversely affect the Company’s business and financial condition.

The Company’s senior unsecured debt is rated investment grade by Standard & Poor’s Corporation and Moody’s Investors Service. In determining the Company’s credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, property development risks, industry conditions and contingencies. Therefore, deterioration in the Company’s operating performance could also cause the Company’s investment grade rating to come under pressure. Standard & Poor’s Ratings Service corporate credit rating on the Company is BBB- with a stable outlook. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 with a positive outlook. There can be no assurance that the Company will be able to maintain its credit ratings or that the Company’s credit ratings will not be lowered or withdrawn in their entirety. A negative change in the Company’s ratings outlook or any downgrade in the Company’s current investment-grade credit ratings by the Company’s rating agencies could adversely affect the Company’s cost and/or access to sources of liquidity and capital. Additionally, a downgrade could, among other things, significantly increase the costs of borrowing under the Company’s unsecured credit lines and bank term loan, adversely impact the Company’s ability to obtain unsecured debt or refinance its unsecured credit facilities on competitive terms in the future, or require the Company to take certain actions to support its obligations, any of which would adversely affect the Company’s business and financial condition.

If the Company or its subsidiaries defaults on an obligation to repay outstanding indebtedness when due, the default could trigger a cross-default or cross-acceleration under other indebtedness.

If the Company or one of its subsidiaries defaults on its obligations to repay outstanding indebtedness, the default could cause a cross-default or cross-acceleration under other indebtedness and off-balance sheet derivative obligations. A default under the agreements governing the Company’s or its subsidiaries’ indebtedness, including a default under mortgage indebtedness, revolving lines of credit bank term loan, or the indenture for the Company’s outstanding senior notes, that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness and off-balance sheet derivative obligations, which could cause an immediate default or allow the lenders or counterparties to declare all funds borrowed thereunder to be due and payable.

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

Post Properties, Inc.	11
Post Apartment Homes, L.P.

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. The Company utilizes loan programs sponsored by these entities as a key source of capital to finance its growth and its operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships by providing each company, in return for senior preferred shares, a commitment equal to the greater of (x) $200 billion and (y) $200 billion plus cumulative net worth deficits from 2010 through 2012 minus any surplus remaining at the end of 2012. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. It outlined three possible courses for reform without recommending a specific one: (1) a privatized system of housing finance with the government’s insurance role limited to assistance for narrowly targeted groups of borrowers; (2) a privatized system of housing finance with government assistance to narrowly targeted groups of borrowers and a guarantee mechanism in times of crisis; and (3) a privatized system of housing finance with government assistance to low- and moderate-income borrowers and catastrophic reinsurance behind significant private capital. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate and, as a result, may adversely affect the Company and its growth and operations.

The Company may not be able to maintain its current dividend level.

The Company pays regular quarterly dividends to holders of shares of its common stock. Commencing with the dividend paid in October 2011, the Company established a quarterly dividend payment rate to common shareholders of $0.22 per share, previously $0.20 per share. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2012. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2012.

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

Future dividend payments by the Company will be paid at the discretion of the board of directors. In evaluating whether to pay any dividends and the level and form of such dividends, the Company anticipates that the board of directors will consider, among other factors, the following:

•

funds from our operations, the Company’s financial condition and capital requirements in light of the current economic climate and the resulting impact on the Company’s business, which may persist in 2012;

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
Post Apartment Homes, L.P.

Sales of for-sale (condominium) housing involve unique business risks and challenges.

The Company’s ability to successfully sell remaining for-sale housing in its portfolio and achieve management’s economic goals in connection with such sales is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

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

In general, profits realized to date from the Company’s sale of condominium homes have been more volatile than the Company’s core apartment rental operations. In addition, the Company believes that the demand of prospective buyers, the supply and competition from other condominiums and other types of residential housing, and the level of mortgage interest rates and the affordability of housing, among other factors, could have a significant impact on its ability to sell for-sale units and on the sales prices achieved. If the Company is unable to sell for-sale condominium homes, the Company could decide to rent unsold units. If these risks were to materialize, it could cause the Company to realize additional impairment losses in future periods and it could cause economic returns that are materially lower than anticipated. In addition, if the Company is unable to sell for-sale units, the expenses and carrying costs associated with the ownership of such units would continue.

Unfavorable changes in for-sale (condominium) housing in the Company’s markets and general economic conditions could adversely affect the profitability of the Company’s newly developed for-sale condominium housing business.

Units in the Company’s The Four Seasons Private Residences luxury condominium project in Austin, Texas, (the “Austin Condominium Project”), and The Ritz-Carlton Residences, Atlanta, Buckhead luxury condominium project, (the “Atlanta Condominium Project”), became available in the second and third quarters of 2010, respectively. As of February 15, 2012, 89 units had closed, 7 units were under contract and 52 units remained available for sale at the Austin Condominium Project and 32 units had closed, 11 units were under contract and 86 units remained available for sale at the Atlanta Condominium Project.

In recent years and continuing presently, there has been weakness in the condominium and single family housing markets due to elevated supplies of such assets, weak consumer confidence, tighter credit standards for home purchases, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and general weakness in the residential housing market in the U.S. Further, the instability in the global capital markets and a significant decline in economic growth in the U.S. economy in 2008 and 2009 resulted in a decline in demand in the for-sale housing markets. In recent years, pressure on demand, fueled by tighter credit standards for home buyers, led to an oversupply of new for-sale housing that affected the price at which the Company is able to sell condominium homes. In addition, if the Company is unable to sell condominium units, the expenses and carrying costs associated with the ownership of such units continue which could cause the Company to realize losses in future periods. In an effort to reduce its unsold inventory, the Company implemented reduced pricing programs in prior years which resulted in lower condominium profits.

As a result of these factors, the modest pace of condominium closings continued in 2011. The Company cannot predict how long demand and other factors in the real estate market will remain muted, but if the markets continue to be weak or deteriorate further, the modest pace of condominium sales and closings will remain during 2012. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. To the extent that condominium pricing pressure continues or worsens or the Company is required to hold unsold units longer than anticipated (requiring the Company to continue to pay on-going carrying costs), the profitability of these projects may be materially adversely affected and it could cause the Company to realize impairment losses in future periods.

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

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows), as construction of these assets is complete and units are ready for their intended use. Thus, should the Company’s estimates of discounted future cash flows from completed condominium assets be deemed insufficient to recover the carrying value of those assets in future periods, the Company may be required to recognize future impairment losses on those assets in such periods.

The Company recorded aggregate impairment charges of $34,691 in 2010 to write down the carrying value of its investment in the Austin Condominium Project. The Company also recorded non-cash impairment charges of $400 in 2010 associated with a land parcel in Tampa, Florida. Additionally, the Company recorded aggregate impairment charges of $89,883 in 2010 and 2009 to write-down the carrying value of its investment in the Atlanta Condominium Project and a parcel of adjacent land.

There can be no assurance that the Company will not take additional charges in the future related to the impairment of the Company’s assets. The Company’s management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, these estimates require the use of estimated market values, which are currently difficult to assess. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of its assets, the Company could be required to record additional impairment charges. Any future impairment could have a material adverse effect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

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

Post Properties, Inc.	14
Post Apartment Homes, L.P.

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

Within the past few years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleged various violations of the FHA and the ADA at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. This case was dismissed in March 2011.

Post Properties, Inc.	15
Post Apartment Homes, L.P.

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company and the Operating Partnership filed a motion to transfer the case to the United States District Court for the District of Columbia, where the previous ERC case was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous ERC case, and, therefore, granted the Company and the Operating Partnership’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

Post Properties, Inc.	16
Post Apartment Homes, L.P.

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

Post Properties, Inc.	17
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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 868 were outstanding as of December 31, 2011. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, in some cases, it is difficult to determine at this time what impact the health care reform legislation will have on the Company’s financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for the Company to revise ways in which it provides healthcare and other benefits to its employees. In addition, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

A breach of the Company’s privacy or information security systems could materially adversely affect the Company’s business and financial condition.

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As a result, privacy and information security and the continued development and enhancement of the controls and processes designed to protect the Company’s systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company.

The Company’s business requires it to use and store customer and employee personal identifying information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. The collection and use of personal identifying information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

Post Properties, Inc.	18
Post Apartment Homes, L.P.

The Company devotes significant resources to network security to protect the Company’s systems and data. The Company’s security measures include user names and passwords to access Company information technology systems. The Company also uses certain encryption and authentication technologies to secure the transmission and storage of data. These security measures, however, cannot provide absolute security. They may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Regardless, the Company may experience a breach of the Company’s systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects the company’s systems or results in the unauthorized release of personal identifying information, the Company’s reputation and brand could be materially damaged and materially adversely affect the Company’s business. The Company also may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2011, the Company owned 56 completed Post® multi-family apartment communities, including five communities held in unconsolidated entities. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	17	6,885	34.3%
Dallas, TX	15	4,727	23.5%
Greater Washington, D.C.	7	2,570	12.8%
Tampa, FL	4	2,111	10.5%
Charlotte, NC	4	1,388	6.9%
Houston, TX	2	837	4.2%
Austin, TX	3	637	3.1%
Orlando, FL	2	598	3.0%
New York, NY	2	337	1.7%

	56	20,090	100.0%

Thirty-five of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 13.1 years. The average economic occupancy rate was 95.9% and 95.2% for 2011 and 2010, respectively, and the average monthly rental rate per apartment unit was $1,275 and $1,224, respectively, for the 46 communities stabilized for 2011 and 2010. See “Selected Financial Information.”

At December 31, 2011, the Company had 1,568 apartment units at five communities currently under construction.

At December 31, 2011, the Company, through a taxable REIT subsidiary, was selling condominium homes in two ground-up luxury condominium projects and had 162 remaining units available for sale. There can be no assurances that units under contract will actually close.

Post Properties, Inc.	19
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2011 Average RentalRates Per Unit	2011 Average Economic Occ. (1)
Atlanta
Buckhead / Brookhaven
Post Alexander™	2008	307	$1,571	96.2%
Post Brookhaven®	1990-1992 (3)	735	980	97.1%
Post Chastain®	1990/2008	558	1,111	95.7%
Post Collier Hills® (2)	1997	396	1,022	96.8%
Post Gardens®	1998	397	1,181	96.1%
Post Glen®	1997	314	1,156	97.4%
Post Lindbergh® (2)	1998	396	1,066	97.1%
Post Peachtree Hills®	1992-1994/2009 (3)	300	1,222	95.9%
Post StratfordTM (4)	2000	250	1,168	96.6%
Dunwoody
Post Crossing®	1995	354	1,062	96.9%
Emory Area
Post BriarcliffTM	1999	688	1,132	96.2%
Midtown
Post BiltmoreTM (2)	2002	276	1,238	96.4%
Post ParksideTM	2000	188	1,346	96.4%
Post Renaissance®	1992-1994 (3)	342	1,025	95.5%
Northwest Atlanta
Post Crest® (2)	1996	410	1,010	96.1%
Post Riverside®	1998	522	1,428	96.9%
Post SpringTM	2000	452	1,002	96.7%

Subtotal/Average – Atlanta		6,885	1,141	96.5%

Dallas
North Dallas
Post Addison CircleTM	1998-2000 (3)	1,334	991	94.6%
Post EastsideTM	2008	435	1,085	93.1%
Post Legacy	2000	384	988	96.6%
Post Sierra at Frisco Bridges™	2009	268	1,071	94.3%
Uptown Dallas
Post AbbeyTM	1996	34	1,770	96.5%
Post Cole’s CornerTM	1998	186	1,088	96.0%
Post GalleryTM	1999	34	2,728	87.8%
Post HeightsTM	1998-1999/2009 (3)	368	1,248	94.9%
Post Katy Trail™ (5)	2010	227	N/A	N/A
Post MeridianTM	1991	133	1,214	95.9%
Post SquareTM	1996	218	1,216	94.9%
Post Uptown VillageTM	1995-2000 (3)	496	1,021	96.5%
Post VineyardTM	1996	116	1,074	97.4%
Post VintageTM	1993	160	1,100	97.0%
Post WorthingtonTM	1993/2008	334	1355	93.6%

Subtotal/Average – Dallas (5)		4,727	1,102	94.9%

Post Properties, Inc.	20
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/ Year of Substantial Renovations		No. of Units	December 2011 Average Rental Rates Per Unit	2011 Average Economic Occ. (1)
Austin
Post Barton Creek™	1998		160	$1,551	97.1%
Post Park Mesa™	1992		148	1,284	97.4%
Post West Austin™	2009		329	1,351	94.1%

Subtotal/Average – Austin			637	1,385	95.6%

Houston
Post Midtown Square®	1999-2000	(3)	529	1,150	95.9%
Post Rice LoftsTM (4)	1998		308	1,403	96.2%

Subtotal/Average – Houston			837	1,243	96.0%

Tampa
Post Bay at Rocky Point™	1997		150	1,308	96.7%
Post Harbour PlaceTM	1999-2002	(3)	578	1,405	98.2%
Post Hyde Park®	1996-2008		467	1,358	97.1%
Post Rocky Point®	1996-1998	(3)	916	1,168	95.5%

Subtotal/Average – Tampa			2,111	1,285	96.8%

Orlando
Post Lake® at Baldwin Park	2004-2007	(3)	350	1,443	96.4%
Post ParksideTM	1999		248	1,361	97.5%

Subtotal/Average – Orlando			598	1,409	96.9%

Charlotte
Post Ballantyne	2004		323	1,065	95.4%
Post Gateway PlaceTM	2000		436	1,015	94.2%
Post Park at Phillips Place®	1998		402	1,243	96.6%
Post Uptown PlaceTM	2000		227	1,037	97.8%

Subtotal/Average – Charlotte			1,388	1,096	95.8%

Washington D.C.
Maryland
Post Fallsgrove	2003		361	1,668	95.5%
Post Park®	2010		396	1,579	88.5%

Virginia
Post Carlyle Square™	2006		205	2,410	94.1%
Post Corners at Trinity Centre	1996		336	1,547	96.4%
Post Pentagon Row TM	2001		504	2,257	94.9%
Post Tysons Corner TM	1990		499	1,684	95.6%

Washington D.C.
Post Massachusetts Avenue TM (2)	2002		269	3,004	96.2%

Subtotal/Average – Washington, D.C.			2,570	1,956	94.6%

New York City
Post Luminaria TM	2002		138	3,740	94.8%
Post Toscana TM	2003		199	3,757	94.4%

Subtotal/Average – New York City			337	3,750	94.5%

Total			20,090	$1,314	95.7%

(1)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(2)	These communities are owned in unconsolidated entities.
(3)	These dates represent the respective completion dates for multiple phases of a community.
(4)	The Company has a leasehold interest in the land underlying these communities.
(5)	This community was acquired in December 2011. The average economic occupancy percentage for Dallas, TX does not include this community.

Post Properties, Inc.	21
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Post Properties, Inc.	22
Post Apartment Homes, L.P.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2012 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Charles A. Konas	Executive Vice President, Construction and Property Services
S. Jamie Teabo	Executive Vice President, Property Management
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate Company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 49 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held Company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 46 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-seven years. Since October 1997, she has been an Executive Vice President of the Company responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 57 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance. Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007. Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004. Mr. Konas is 53 years old.

S. Jamie Teabo.  Ms. Teabo has been with the Company for twenty-five years. Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities. She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 48 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate Company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 53 years old.

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared
2010
First Quarter	$22.31	$16.95	$0.20
Second Quarter	28.63	22.18	0.20
Third Quarter	29.98	21.78	0.20
Fourth Quarter	36.56	28.03	0.20

2011
First Quarter	$39.29	$34.95	$0.20
Second Quarter	42.20	37.51	0.20
Third Quarter	44.37	34.68	0.22
Fourth Quarter	44.99	32.18	0.22

On February 15, 2012, the Company had 1,391 common shareholders of record and 53,237,551 shares of common stock outstanding.

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

During 2011, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2012, the Operating Partnership had 17 holders of record of Common Units and 151,228 Common Units outstanding, excluding the 53,237,551 of Common Units owned by the Company.

For each quarter during 2011 and 2010, the Operating Partnership paid a cash distribution, per unit, to holders of Common Units equal in amount to the dividends paid, per share, on the Company’s common stock for such quarter.

During 2011, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2010, the Company’s board of directors adopted a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes from time to time until December 31, 2012. In 2011, the Company fully redeemed its Series B preferred stock at its liquidation value of $49,571. The Company did not repurchase any common or preferred stock in the three months ended December 31, 2011.

Information regarding the Company’s equity compensation plans will appear in its proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$286,518	$268,090	$260,048	$266,204	$262,436
Other	18,798	17,048	16,275	15,736	14,888

Total revenues	$305,316	$285,138	$276,323	$281,940	$277,324

Income (loss) from continuing operations (1)	$25,595	$(6,991)	$(95,727)	$(96,147)	$107,049
Income from discontinued operations (2)	-	-	84,238	87,777	75,900

Net income (loss)	25,595	(6,991)	(11,489)	(8,370)	182,949
Noncontrolling interests, net	(129)	31	8,266	(282)	(4,250)
Dividends to preferred shareholders and redemption costs	(6,212)	(7,547)	(7,637)	(7,637)	(7,637)

Net income (loss) available to common shareholders	$19,254	$(14,507)	$(10,860)	$(16,289)	$171,062

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends) - basic	$0.38	$(0.30)	$(2.10)	$(2.35)	$2.20
Income from discontinued operations - basic	-	-	1.86	1.98	1.72
Net income (loss) available to common shareholders - basic	0.38	(0.30)	(0.24)	(0.37)	3.92
Income (loss) from continuing operations (net of preferred dividends) - diluted	$0.38	$(0.30)	$(2.10)	$(2.35)	$2.18
Income from discontinued operations - diluted	-	-	1.86	1.98	1.69
Net income (loss) available to common shareholders - diluted	0.38	(0.30)	(0.24)	(0.37)	3.87
Dividends declared	0.84	0.80	0.80	1.55	1.80
Weighted average common shares outstanding - basic	50,420	48,483	45,179	44,009	43,491
Weighted average common shares outstanding - diluted	50,808	48,483	45,179	44,009	44,068

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,842,534	$2,734,889	$2,731,911	$2,679,344	$2,677,869
Real estate, net of accumulated depreciation	2,075,517	2,042,375	2,106,520	2,083,151	2,111,612
Total assets	2,139,064	2,114,779	2,177,429	2,252,655	2,268,141
Total indebtedness	970,443	1,033,249	992,760	1,112,913	1,059,066
Total redeemable common units	6,840	6,192	3,402	4,410	16,508
Total equity	1,047,523	967,295	1,016,053	995,850	1,056,323

OTHER DATA
Cash flow provided by (used in):
Operating activities	$102,384	$77,111	$69,263	$81,161	$97,644
Investing activities	(94,940)	(22,320)	(24,871)	21,727	(27,876)
Financing activities	(16,449)	(46,049)	(106,517)	(38,973)	(61,874)
Total stabilized communities (at end of period)	56	55	51	51	54
Total stabilized apartment units (at end of period)	20,090	19,863	18,435	18,785	19,404
Average economic occupancy (fully stabilized communities) (3)	95.9%	95.3%	94.0%	94.4%	94.7%

(1)

Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continuing operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.1%, 94.2%, 92.8%, 93.5% and 93.9% for 2011, 2010, 2009, 2008 and 2007, respectively). Net concessions were $1,338, $1,842, $2,045, $1,229 and $1,150 for 2011, 2010, 2009, 2008 and 2007, respectively. Employee discounts were $732, $711, $749, $744 and $781 for 2011, 2010, 2009, 2008 and 2007, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$286,518	$268,090	$260,048	$266,204	$262,436
Other	18,798	17,048	16,275	15,736	14,888

Total revenues	$305,316	$285,138	$276,323	$281,940	$277,324

Income (loss) from continuing operations (1)	$25,595	$(6,991)	$(95,727)	$(96,147)	$107,049
Income from discontinued operations (2)	-	-	84,238	87,777	75,900

Net income (loss)	25,595	(6,991)	(11,489)	(8,370)	182,949
Noncontrolling interests, net	(67)	(20)	8,218	(395)	(1,857)
Distributions to preferred unitholders and redemption costs	(6,212)	(7,547)	(7,637)	(7,637)	(7,637)

Net income (loss) available to common unitholders	$19,316	$(14,558)	$(10,908)	$(16,402)	$173,455

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions) - basic	$0.38	$(0.30)	$(2.10)	$(2.35)	$2.20
Income from discontinued operations - basic	-	-	1.86	1.98	1.72
Net income (loss) available to common unitholders - basic	0.38	(0.30)	(0.24)	(0.37)	3.92
Income (loss) from continuing operations (net of preferred distributions) - diluted	$0.38	$(0.30)	$(2.10)	$(2.35)	$2.18
Income from discontinued operations - diluted	-	-	1.86	1.98	1.69
Net income (loss) available to common unitholders - diluted	0.38	(0.30)	(0.24)	(0.37)	3.87
Distributions declared	0.84	0.80	0.80	1.55	1.80
Weighted average common units outstanding - basic	50,584	48,655	45,382	44,316	44,101
Weighted average common units outstanding - diluted	50,972	48,655	45,382	44,316	44,678

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,842,534	$2,734,889	$2,731,911	$2,679,344	$2,677,869
Real estate, net of accumulated depreciation	2,075,517	2,042,375	2,106,520	2,083,151	2,111,612
Total assets	2,139,064	2,114,779	2,177,429	2,252,655	2,268,141
Total indebtedness	970,443	1,033,249	992,760	1,112,913	1,059,066
Total redeemable common units	6,840	6,192	3,402	4,410	16,508
Total equity	1,047,523	967,295	1,016,053	995,850	1,056,323

OTHER DATA
Cash flow provided by (used in):
Operating activities	$102,384	$77,111	$69,263	$81,161	$97,644
Investing activities	(94,940)	(22,320)	(24,871)	21,727	(27,876)
Financing activities	(16,449)	(46,049)	(106,517)	(38,973)	(61,874)

Total stabilized communities (at end of period)	56	55	51	51	54
Total stabilized apartment units (at end of period)	20,090	19,863	18,435	18,785	19,404
Average economic occupancy (fully stabilized communities) (3)	95.9%	95.3%	94.0%	94.4%	94.7%

(1)

Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continuing operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.1%, 94.2%, 92.8%, 93.5% and 93.9% for 2011, 2010, 2009, 2008 and 2007, respectively). Net concessions were $1,338, $1,842, $2,045, $1,229 and $1,150 for 2011, 2010, 2009, 2008 and 2007, respectively. Employee discounts were $732, $711, $749, $744 and $781 for 2011, 2010, 2009, 2008 and 2007, respectively. A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	26
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2011, the Company had interests in 21,658 apartment units in 58 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units at five communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2011, approximately 34.3%, 23.5%, 12.8% and 10.5% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2011, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common minority interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-K.

Property Operations

A gradually improving economy in the United States, favorable demographics and an outlook of modest new supply of multi-family units in the near term have contributed to improving apartment fundamentals in the Company’s markets starting in 2010 and continuing throughout 2011. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 5.6% and 9.1%, respectively, in 2011, as compared to 2010. The Company’s operating results for the full year of 2011 and its outlook for 2012 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for 2012 is based on the expectation that economic and employment conditions will continue to gradually improve. Notwithstanding, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the environment for multi-family rental development starts has been improving, and over time, the Company expects that this will impact competitive supply in the markets in which it operates.

Acquisition Activity

In December 2011, the Company acquired Post Katy Trail™, a 227-unit apartment community located in Uptown Dallas, Texas for a purchase price of $48,500. The community was completed in 2010, and also includes 9,080 square feet of retail space that is currently 100% leased.

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

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which management believes will positively influence conditions in employment and the local real estate markets. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at December 31, 2011, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in this Form 10-K for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will remain muted in the near term, and the modest pace of condominium sales and closings will remain during 2012. As discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes accompanying the consolidated financial statements included in this Form 10-K, the Company recorded impairment losses in prior years relating to these investments. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and an adjacent land site. There can be no assurance that additional impairment charges will not be recorded in subsequent periods as described further below.

As of February 15, 2012, the Company had 7 units under contract and 89 units closed at the Austin Condominium Project and had 11 units under contract and 32 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

At December 31, 2011, the Company’s investment in these two condominium projects totaled $54,845 as reflected on its consolidated balance sheet.

Post Properties, Inc.	28
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Risk of future condominium impairment losses

The Company evaluated the fair values of the Austin Condominium Project and the Atlanta Condominium Project as of December 31, 2011, and determined that no additional impairment existed as of that date. The model assumptions used to determine the fair value of these projects were based on current cash flow projections over the remaining expected sell-out periods and using market discount rates, which reflect the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2012, expectations regarding future impairment charges, expectations regarding the timing and delivery of completed for-sale condominium homes, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding the use of proceeds from the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation cost for stock-based compensation, expectations regarding the payment of the licensing fee from proceeds of sales by the Atlanta Condominium Project, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2012 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2012 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2012, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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
•

The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for recourse guarantees;

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;
•	The Company’s ability to maintain its current dividend level;
•	Uncertainties associated with the Company’s for-sale condominium housing business, including the timing and volume of condominium sales;
•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
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

Critical Accounting Policies and New Guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there was new accounting guidance issued in 2011 that was implemented in 2011 and reflected in the consolidated financial statements.

Post Properties, Inc.	30
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The impact of this guidance on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and selling for-sale condominiums, its critical accounting policies relating to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities are subject to significant management estimates and judgments.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. In 2011, 2010 and 2009, the Company capitalized interest totaling $3,000, $6,927 and $12,259, respectively. The decline in capitalized interest primarily relates to the substantial completion of four apartment communities and two condominium communities in late 2009 and 2010, offset somewhat by increased capitalization on five apartment development communities commenced in mid-2010 and in the first half of 2011. The weighted average interest rate used in the calculation of the capitalized interest amounts ranged from 6.3% in 2009 to 6.0% in 2011 and, as a result, was not the primary driver of the changes in interest capitalization discussed above. In 2012, the Company anticipates increased interest capitalization over 2011 levels due to the continued construction of the Company’s five current development communities as well as the expectation of new development starts in 2012. The average interest rate expected to be used in the interest capitalization calculation in 2012 is expected to be somewhat lower than in 2011. The expected decline in the capitalization rate will serve to lower interest capitalization amounts and partially offset the expected increases in interest capitalization in 2012 due to the volume increases discussed above. Lower average capitalization rates in 2012 result from debt refinancing activities in late 2011 and early 2012 that lowered the Company’s effective interest rates on its total indebtedness (see note 4 to the consolidated financial statement). Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. From 2009 to 2010, the amount of costs capitalized to development projects decreased significantly as the Company completed development projects and did not initiate an additional development start until mid-2010. Beginning in mid-2010, the Company initiated the development of two apartment communities and, in 2011, the Company initiated an additional three apartment community developments. The increase in development projects led to increased capitalization of such costs in 2011. Correspondingly, the Company reduced gross development personnel and related costs in 2010 and increased gross costs in 2011 as development activity increased. In 2011, 2010 and 2009, the Company capitalized $2,854, $719 and $3,889, respectively, and expensed $1,161, $2,415 and $4,114, respectively, of development personnel and associated costs. The Company expects higher capitalization of development personnel and associated costs to development projects in 2012 due to higher development cost volumes in 2012 and the expectation of new development starts. As a result of the expectation for greater development activity in 2012, the Company expects that gross development costs and expenses will also increase and largely offset the impact of increased capitalization of such costs in 2012.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At December 31, 2011, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1, 8 and 14 to the consolidated financial

Post Properties, Inc.	31
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets and for a further discussion of impairment charges recorded in 2010 and 2009. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a book value of $54,845 at December 31, 2011. These projects were substantially completed and began delivering and closing for-sale condominium homes in 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes 3 and 8 to the consolidated financial statements for a discussion of the impairment analysis and the charges of $34,691 in 2010 related to the Austin Condominium Project as well as for a discussion of the impairment analysis and the charges of $5,492 and $76,317 (net of noncontrolling interests of $8,074) related to the Atlanta Condominium Project and adjacent land recorded in 2010 and 2009, respectively. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

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

The Company adopted new guidance in ASC Topic 220, “Comprehensive Income,” related to the presentation of comprehensive income as of December 31, 2011. The new guidance requires the presentation of the components of comprehensive income in one continuous statement or in two separate but consecutive statements. The Company early adopted this guidance and has presented a separate statement of comprehensive income in its consolidated financial statements for all periods presented. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial condition.

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

For the year ended December 31, 2011, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 46 communities that were completed and stabilized for all of the current and prior year, (2) four communities that achieved stabilization during 2010, (3) one community acquired in 2011, and (4) portions of two communities that were converted into condominiums and sold that were reflected in continuing operations under ASC Topic 360.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits in 2011, 2010 and 2009 were approximately $0, $4,838 and $7,173, respectively.

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

Comparison of the year ended December 31, 2011 the year ended December 31, 2010

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2011 and 2010 is summarized as follows:

	Year ended December 31,
	2011	2010	% Change
Rental and other property revenues
Fully stabilized communities (1)	$261,854	$247,856	5.6%
Communities stabilized during 2010 (2)	20,522	15,538	32.1%
Acquired communities (3)	117	-	100.0%
Other property segments (4)	21,905	20,749	5.6%

	304,398	284,143	7.1%

Property operating and maintenanceexpenses (excluding depreciationand amortization)
Fully stabilized communities (1)	102,309	101,684	0.6%
Communities stabilized during 2010 (2)	8,567	7,943	7.9%
Acquired communities (3)	47	-	100.0%
Other property segments, including corporate management expenses (5)	21,487	21,751	(1.2)%

	132,410	131,378	0.8%

Property net operating income (6)	$171,988	$152,765	12.6%

Capital expenditures (7)
Annually recurring:
Carpet	$3,050	$2,823	8.0%
Other	12,554	9,849	27.5%

Total	$15,604	$12,672	23.1%

Periodically recurring	$8,452	$16,400	(48.5)%

Average apartment units in service	18,122	18,116	0.0%

(1)	Communities which reached stabilization prior to January 1, 2010.
(2)	Communities which reached stabilization in 2010.
(3)	Communities acquired subsequent to January 1, 2010.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $918 and $995 in 2011 and 2010, respectively.

Post Properties, Inc.	33
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and community maintenance. In 2011 and 2010, corporate property management expenses were $10,658 and $9,966, respectively.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2011	2010
Fully stabilized community NOI	$159,545	$146,172
Property NOI from other operating segments	12,443	6,593

Consolidated property NOI	171,988	152,765

Add (subtract):
Interest income	1,021	841
Other revenues	918	995
Depreciation	(75,263)	(74,497)
Interest expense	(56,791)	(54,613)
Amortization of deferred financing costs	(2,797)	(2,987)
General and administrative	(16,100)	(16,443)
Investment and development	(1,161)	(2,415)
Other investment costs	(1,435)	(2,417)
Impairment, severance and other costs	-	(35,091)
Gains on condominium sales activities, net	10,514	6,161
Equity in income of unconsolidated real estate entities, net	1,001	18,739
Other income (expense), net	619	(874)
Net gain (loss) on extinguishment of indebtedness	(6,919)	2,845

Net income (loss)	$25,595	$(6,991)

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

The Operating Partnership reported net income available to common unitholders of $19,316 in 2011, compared to a net loss attributable to common unitholders of $14,558 in 2010. The Company reported net income available to common shareholders of $19,254 in 2011, compared to a net loss attributable to common shareholders of $14,507 in 2010. As discussed below, the additional income between years primarily reflects increased net operating income from fully stabilized communities as discussed below, additional net operating income from lease-up communities between years, increased gains on condominium sales in 2011, and the net impact of asset impairment charges offset by gains from unconsolidated entities (discussed below) in 2010, all offset by increased debt extinguishment losses in 2011.

Rental and other revenues from property operations increased $20,255 or 7.1% from 2010 to 2011 primarily due to increased revenues from the Company’s fully stabilized communities of $13,998 or 5.6% and increased revenues of $4,984 or 32.1% from communities that achieved full stabilization in 2010. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up for part of 2010. The remaining revenue increase reflects revenues from one community acquired in December 2011 of $117, increased revenues from commercial properties of $1,688 due to the lease-up of recently developed space and the recognition of a net $524 lease termination fee at one of the Company’s office properties, offset somewhat by decreased revenues of $532 from the Company’s furnished apartment rental business due to somewhat slower leasing activity between years.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,032 or 0.8% from 2010 to 2011 primarily due to increased expenses of $624 or 7.9% from communities that achieved full stabilization in 2010 and increased expenses from fully stabilized communities of $625 or 0.6%, partially offset by decreases in other segment expenses, including corporate property management expenses, of $264 or 1.2%. The expense increase from communities that achieved full stabilization in 2010 reflects four communities that were fully stabilized in 2011 compared to the communities being in lease up for part of 2010. The expense increase from fully stabilized communities is discussed below. The expense decrease from other property segments primarily reflects decreased expenses from the

Post Properties, Inc.	34
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Company’s furnished apartment rental business due to somewhat slower leasing activity between years, offset somewhat by increases in corporate property management expenses resulting from slightly increased incentive compensation and other personnel costs as well as slightly higher professional fees.

In 2011 and 2010, gains on sales of real estate assets from condominium sales activities in continuing operations were $10,514 and $6,161, respectively. The increase in aggregate condominium gains between periods primarily reflects the impact of improved profit margins at the Company’s Austin Condominium Project in 2011 resulting from revised estimates of the timing and amount of estimated project revenues and costs as the sell-out process is more than one-half complete and due to reduced on-going operating expenses as remaining units owned by the Company have decreased. Additionally, gains increased in 2011 due to a full year of closings at the Company’s Atlanta Condominium Project, as closings commenced at this project in the fourth quarter of 2010. Condominium gains in 2011 also included a net gain of $977 from the sale of a retail condominium unit at the Austin Condominium Project. Condominium gains in 2010 also included net gains of $1,132 relating to the sell-out of the final condominium units at two condominium conversion communities. See the “Operations Overview” and “Outlook” sections for a discussion of anticipated condominium sales activity at the Company’s two luxury condominium communities in 2012.

Depreciation expense increased $766 or 1.0% from 2010 to 2011, primarily due to increased depreciation of $248 related to communities stabilized in 2010 as apartment units were placed in service in 2010 and increased depreciation of $608 related to the retail component of properties that were placed in service in 2010 as well as the impact of the partial lease-up of these properties in 2010 and into 2011.

General and administrative expenses decreased $343, or 2.1%, from 2010 to 2011 as a result of decreased consulting expenses of $232, employee stock purchase plan discounts of $187 and insurance expenses of $125, partially offset by increased net personnel costs and expenses of $279. The decrease in consulting expenses primarily related to the timing of income tax advisory work between years. The decrease in employee stock purchase plan discount costs reflects lower discounts in 2011 resulting from lower stock price volatility in 2011, compared to 2010. The decrease in insurance expenses primarily related to lower director and officer insurance costs. The increase in personnel expenses related to increases in compensation and incentive compensation expenses in 2011.

Investment and development expenses decreased $1,254 or 51.9% from 2010 to 2011. In 2011, the capitalization of development personnel to development projects increased by $2,135 as the Company commenced the development of five apartment communities in late 2010 and in the first half of 2011. The increased development capitalization was offset somewhat by increased personnel and other costs of $881 to manage the increased development activity. As a result of the expectation for greater development activity in 2012, the Company expects that gross development costs and expenses will increase, but will be largely offset by the impact of increased capitalization of such costs to related development activity in 2012.

Other investment costs decreased $982 or 40.6% from 2010 to 2011. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2011 primarily reflects lower carry expenses as costs associated with development projects were capitalized to communities placed under development in late 2010 and in the first half of 2011, reduced property taxes in 2011 due to lower property valuations and prior year tax settlements of approximately $243 reflected in 2011.

Impairment losses in 2010 included non-cash impairment charges of $34,691 associated with the Austin Condominium Project and $400 associated with a land parcel in Tampa, Florida. The $400 impairment charge reflected the write-down of the land parcel to fair value upon its classification as held for sale in the second quarter of 2010. See the “Operations Overview” section above for a further discussion of the condominium non-cash impairment charge.

Interest expense increased $2,178 or 4.0% from 2010 to 2011 primarily due to decreased interest capitalization in 2011. Decreased interest capitalization on the Company’s development projects of $3,927 primarily related to reduced interest capitalization on the Company’s two luxury condominium communities that were completed in 2010, offset somewhat by interest capitalization on the five apartment communities under development in 2011. The Company expects interest expense for the full year of 2012 to be lower than in 2011 due to decreased average interest rates on outstanding borrowings resulting from debt refinancing activities in late 2011 and early 2012 and due to increased interest capitalization due to increased development cost volumes in 2012.

Post Properties, Inc.	35
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Equity in income of unconsolidated real estate entities decreased from $18,739 in 2010 to $1,001 in 2011. This decrease was due to equity in earnings in 2010 of $18,104 related to the conveyance to the Company of the condominium assets and related liabilities representing the Company’s interest in the unconsolidated entity that owned the Atlanta Condominium Project (see note 3 to the consolidated financial statements) and the acquisition and effective extinguishment of the related construction indebtedness secured by the project. These transactions resulted in a gain of $23,596, net of transaction expenses and income taxes, related to the distribution at fair value and subsequent extinguishment of the construction indebtedness, partially offset by an impairment loss of $5,492 related to the distribution of the condominium assets at fair value (see note 3 to the consolidated financial statements).

In 2011 and 2010, other income (expense) included estimated state franchise taxes of $600 and $580, respectively. In 2011, other income (expense) primarily included a state income tax benefit of $470 relating to the true-up of a prior year tax provision, income of $475 related to the sale of a technology investment and income of $274 related to legal settlements and miscellaneous receivable recoveries. In 2010, other income (expense) also primarily included impairment losses related to certain corporate assets of $1,165 partially offset by expense reimbursements of $517 related to the settlement of a legal matter associated with a former ground lease, income of $168 related to a technology investment and adjustments to certain prior year loss accruals of $187.

Annually recurring and periodically recurring capital expenditures decreased $5,016 or 17.3% from 2010 to 2011. The decrease in periodically recurring capital expenditures of $7,948 primarily reflected decreased costs of $11,805 associated with the Company’s exterior water remediation program at several communities that was completed in 2010, offset primarily by increases at four communities related to structural and parking deck improvements, window replacements and water remediation improvements. The increase in annually recurring capital expenditures of $2,932 primarily reflected siding and roofing work at two communities, parking garage sealing work at two communities as well as the timing of increased appliance, HVAC equipment and other expenditures in 2011.

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2011 to 2010 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2010. This portfolio consisted of 46 communities with 16,688 units, including thirteen communities with 5,407 units (32.4%) located in Atlanta, Georgia, twelve communities with 3,797 units (22.8%) located in Dallas, Texas, five communities with 1,905 units (11.4%) located in the greater Washington D.C. metropolitan area, four communities with 2,111 units (12.6%) located in Tampa, Florida, four communities with 1,388 units (8.3%) located in Charlotte, North Carolina and eight communities with 2,080 units (12.5%) located in other markets. The operating performance of these communities is summarized as follows:

	Year ended December 31,		% Change
	2011	2010
Rental and other revenues	$261,854	$247,856	5.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	102,309	101,684	0.6%

Same store net operating income (1)	$159,545	$146,172	9.1%

Capital expenditures (2)
Annually recurring:
Carpet	$3,050	$2,823	8.0%
Other	11,788	9,327	26.4%

Total annually recurring	14,838	12,150	22.1%
Periodically recurring	6,509	14,965	(56.5)%

Total capital expenditures (A)	$21,347	$27,115	(21.3)%

Total capital expenditures per unit
(A ÷ 16,688 units)	$1,279	$1,625	(21.3)%

Average economic occupancy (3)	95.9%	95.2%	0.7%

Average monthly rental rate per unit (4)	$1,275	$1,224	4.2%

Post Properties, Inc.	36
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 34 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

	Year ended December 31,
	2011	2010
Annually recurring capital expenditures by operating segment
Fully stabilized	$14,838	$12,150
Communities stabilized during 2010	317	236
Other segments	449	286

Total annually recurring capital expenditures	$15,604	$12,672

Periodically recurring capital expenditures by operating segment
Fully stabilized	$6,509	$14,965
Communities stabilized during 2010	386	61
Other segments	1,557	1,374

Total periodically recurring capital expenditures	$8,452	$16,400

Total revenue generating capital expenditures	$2,067	$665

Total property capital expenditures per statements of cash flows	$26,123	$29,737

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 95.1% and 94.0% for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, net concessions were $1,338 and $2,383, respectively, and employee discounts were $732 and $739, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other revenues increased $13,998 or 5.6% from 2010 to 2011. This increase resulted from a 4.2% increase in the average monthly rental rate per apartment unit and from a 0.7% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $10,158 between periods. Average economic occupancy increased from 95.2% in 2010 to 95.9% in 2011. The occupancy increase between periods resulted in lower vacancy losses of $1,215 in 2011. The remaining increase in rental and other property revenues of $2,625 was primarily due to increased net leasing fees, somewhat higher utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2011. The Company expects that rental revenues will increase moderately on a year over year basis in 2012, continuing a trend that began in late 2010. See the “Outlook” section below for an additional discussion of trends for 2012.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $625 or 0.6% from 2010 to 2011. This increase was primarily due to increased property tax expenses of $1,102 or 3.3% and increased utility expenses of $811 or 5.4%, offset by decreased ground rent expenses of $1,283 or 54.6%. Property tax expenses increased modestly between years primarily due to increases in property valuations and slightly higher tax rates in some markets in 2011. For 2012, the Company expects property tax expense to increase moderately compared to 2011, primarily due to expected increases in property valuations between years. Utility expenses increased due to higher water and sewer charges in certain markets primarily due to higher rates as well as the timing of the settlement of expense billing disputes in certain markets. Most of this increase in water and sewer charges is reimbursed by residents under the residential leases.

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

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2010 to 2009 comparison, the operating community categories were based on the status of each community as of December 31, 2010. As a result, these categories are different from the operating community categories used in the 2011 to 2010 comparison discussed earlier in this section.

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2010 and 2009 is summarized as follows:

	Year ended December 31,
	2010	2009	% Change
Rental and other property revenues
Fully stabilized communities (1)	$233,568	$237,105	(1.5)%
Communities stabilized during 2009 (2)	14,288	11,614	23.0%
Development and lease-up communities	15,538	5,072	206.3%
Condominium conversion and other communities (3)	-	131	(100.0)%
Other property segments (4)	20,749	21,329	(2.7)%

	284,143	275,251	3.2%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	96,139	97,352	(1.2)%
Communities stabilized during 2009 (2)	5,545	5,880	(5.7)%
Development and lease-up communities	7,943	4,634	71.4%
Condominium conversion and other communities (3)	-	58	(100.0)%
Other property segments, including corporate management expenses (5)	21,751	23,734	(8.4)%

	131,378	131,658	(0.2)%

Property net operating income (6)	$152,765	$143,593	6.4%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$2,823	$2,813	0.4%
Other	9,849	10,402	(5.3)%

Total	$12,672	$13,215	(4.1)%

Periodically recurring	$16,400	$37,433	(56.2)%

Average apartment units in service	18,116	17,140	5.7%

(1)	Communities which reached stabilization prior to January 1, 2009.
(2)	Communities which reached stabilization in 2009.
(3)	Portions of existing apartment communities converted into condominiums that were reflected in continuing operations under ASC Topic 360.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $995 and $1,072 in 2010 and 2009, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance. In 2010 and 2009, corporate property management expenses were $9,966 and $10,524, respectively.

Post Properties, Inc.	38
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2010	2009
Fully stabilized community NOI	$137,429	$139,753
Property NOI from other operating segments	15,336	3,840

Consolidated property NOI	152,765	143,593

Add (subtract):
Interest income	841	245
Other revenues	995	1,072
Depreciation	(74,497)	(74,442)
Interest expense	(54,613)	(52,377)
Amortization of deferred financing costs	(2,987)	(3,079)
General and administrative	(16,443)	(16,296)
Investment and development	(2,415)	(4,114)
Other investment costs	(2,417)	(2,107)
Impairment, severance and other costs	(35,091)	(13,507)
Gains on sales of real estate assets, net	6,161	3,481
Equity in income (loss) of unconsolidated real estate entities, net	18,739	(74,447)
Other income (expense), net	(874)	(432)
Net gain (loss) on extinguishment of indebtedness	2,845	(3,317)

Loss from continuing operations	(6,991)	(95,727)
Income from discontinued operations	-	84,238

Net loss	$(6,991)	$(11,489)

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

(8)

A reconciliation of annually recurring and periodically recurring property capital expenditures from continuing operations to total property capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below:

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

The Operating Partnership reported a net loss attributable to common unitholders of $14,558 for the year ended December 31, 2010, compared to a net loss attributable to common unitholders of $10,908 for the year ended December 31, 2009. The Company reported a net loss attributable to common shareholders of $14,507 for the year ended December 31, 2010, compared to a net loss attributable to common shareholders of $10,860 for the year ended December 31, 2009. As discussed below, the increased losses between periods primarily reflects the lack of gains on sales of apartments in 2010, compared to $79,366 of gains in 2009, offset by lower non-cash impairment charges (net of amounts allocable noncontrolling interests) of $35,734 between years, net debt extinguishment gains in 2010 of $26,441 from the distribution of certain condominium liabilities (including construction indebtedness) at fair value and the subsequent extinguishment of the construction indebtedness (see below for further discussion) and due to somewhat higher net operating income in 2010, primarily from lease-up communities.

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

General and administrative expenses increased $147, or 0.9%, from 2009 to 2010 primarily as a result of $447 of additional legal expenses in 2010 primarily related to property litigation associated with the Company’s ground lease and related land acquisition rights at one of the Company’s Washington, D.C. area communities. These increases were partially offset by reduced net personnel costs and expenses of approximately $188 resulting from workforce reductions and a management reorganization in the fourth quarter of 2009 and reduced income tax consulting expenses in 2010 due to the timing of such expenses between years. The net decrease in personnel costs and expenses of $188 reflects reduced costs of approximately $1,032, offset by increased bonus expenses in 2010 of approximately $844, as the Company exceeded budgeted performance metrics in 2010.

Investment and development expenses decreased $1,699 or 41.3% from 2009 to 2010. In 2010, the Company’s development personnel and other costs decreased $4,869 over 2009, as the Company reduced headcount and associated costs throughout 2009 as a result of a decision at the time to cease new development starts. The decrease in expenses was offset by $3,170 of decreased capitalization of development personnel in 2010 as development communities were completed.

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

Interest expense included in continuing operations increased $2,236 or 4.3% from 2009 to 2010 primarily due to reduced interest capitalization in 2010 offset somewhat by decreased interest costs associated with lower average debt levels in 2010. Reduced interest capitalization on the Company’s development projects of $5,332 between periods primarily related to the reduced interest capitalization on four apartment development projects that were substantially complete in late 2009 and early 2010. Lower average debt levels resulted from debt prepayments and retirements in 2009 from the proceeds of asset sales and an equity offering. Interest expense included in discontinued operations decreased from $777 in 2009 to $0 in 2010 as the Company did not have any communities classified as held for sale in 2010, compared to three communities held for sale or sold in 2009.

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

In 2010 and 2009, other income (expense) included estimated state franchise taxes of $580 and $614, respectively. In addition for 2010, other income (expense) included impairment losses related to certain corporate assets of $1,165 partially offset by expense reimbursements of $517 related to the settlement of a legal matter associated with a former ground lease, income of $168 related to a technology investment and adjustments to certain prior year loss accruals of $187. For 2009, other income (expense) also included non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 that became ineffective under generally accepted accounting principles in that period, partially offset by inspection expenses related to the Company’s exterior remediation program.

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

	Year ended December 31,		% Change
	2010	2009
Rental and other revenues	$233,568	$237,105	(1.5)%
Property operating and maintenance expenses (excluding depreciation and amortization)	96,139	97,352	(1.2)%

Same store net operating income (1)	$137,429	$139,753	(1.7)%

Capital expenditures (2)
Annually recurring:
Carpet	$2,785	$2,797	(0.4)%
Other	9,047	9,678	(6.5)%

Total annually recurring	11,832	12,475	(5.2)%
Periodically recurring	14,931	33,370	(55.3)%

Total capital expenditures (A)	$26,763	$45,845	(41.6)%

Total capital expenditures per unit
(A ÷ 15,713 units)	$1,703	$2,918	(41.6)%

Average economic occupancy (3)	95.3%	94.0%	1.3%

Average monthly rental rate per unit (4)	$1,221	$1,264	(3.4)%

Post Properties, Inc.	42
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 39 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

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

Rental and other revenues decreased $3,537 or 1.5% from 2009 to 2010. This decrease resulted from a 3.4% decrease in the average monthly rental rate per apartment unit, offset by a 1.3% increase in average economic occupancy between periods. The decrease in average rental rates resulted in a revenue decrease of approximately $7,994 between periods. Average economic occupancy increased from 94.0% in 2009 to 95.3% in 2010. The occupancy increase between periods resulted in lower vacancy losses of $3,476 in 2010. Other property revenues increased $981 due primarily to lower net concessions of $500 and somewhat higher utility reimbursements. Average occupancy levels were modestly higher between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels throughout the year. New leases turned over at higher market rental rates beginning in mid-2010, but not at a sufficient level to overcome the year-over-year rental declines embedded in the rent roll.

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

Discontinued Operations

In accordance with ASC Topic 360-20, the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations. In 2009, income from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. There were no apartment communities held for sale or sold in 2011 and 2010.

The revenues and expenses of these communities for 2009 were as follows:

Revenues
Rental	$7,955
Other property revenues	510

Total revenues	8,465

Expenses
Property operating and maintenance	2,816
Interest	777

Total expenses	3,593

Income from discontinued property operations	$4,872

The aggregate amount of revenues and expenses in discontinued operations in any year results from the timing of the Company’s asset sales, if any, and the impact of the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of apartment communities included in discontinued operations for each year fluctuate with the timing and size of apartment communities. A discussion of the gains on the sale of operating communities for 2009 is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources” below, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year. At December 31, 2011, the Company had no consolidated apartment communities held for sale.

Outlook for 2012

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

The Company’s outlook for 2012 is based on the expectation that economic and employment conditions will continue to gradually improve. Notwithstanding, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the supply of new apartment units has remained relatively low over the past year or so, which coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. The environment for multi-family rental development starts has also been improving, and the Company expects that, over time, this will impact competitive supply in the markets in which it operates.

Post Properties, Inc.	44
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year 2012, compared to 2011, driven primarily by new and renewed leases being completed at moderately higher market rental rates as the Company expects to generally maintain occupancy levels relatively consistent with 2011. Operating expenses of fully stabilized communities are also expected to moderately increase in 2012. On a year-over-year basis, the Company expects property tax and insurance expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase moderately for the full year 2012, which is expected to positively impact the Company’s results of operations. Management also expects that net operating deficits from newly developed communities commencing lease-up in 2012 will modestly offset net operating income growth from stabilized operations.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase only modestly in 2012, compared to 2011.

Management expects interest expense for the full year 2012 to be meaningfully lower than in 2011 due in part to increased interest capitalization in 2012, compared to 2011, resulting from the development of apartment projects under development and construction, as well as new construction starts in 2012, and in larger part on the following capital activities: (1) $184,683 of 6.09% secured mortgage debt prepaid in December 2011, (2) $300,000 of anticipated borrowings on the Company’s new unsecured bank term loan facility through July 17, 2012, at an effective average fixed rate of approximately 3.44%, when fully drawn, (3) $95,684 of 5.45% unsecured senior notes expected to be repaid at maturity in June 2012, and (4) approximately $53,736 of 5.50% secured mortgage debt anticipated to be prepaid at par in October 2012 (such mortgage debt matures in January 2013).

The Company, through a taxable REIT subsidiary, expects to continue closing unit sales at its Austin Condominium Project and at its Atlanta Condominium Project in 2012. The amount of revenue and profits or losses recognized from condominium sales will depend on the timing, volume and pricing of actual closings. There can be no assurance that any sales will close or that any profits will be realized. The Company may record net losses from condominium activities in future quarterly periods if gross profits from condominium sales are not sufficient to cover the expensed administrative, marketing, sales and other carrying costs (principally property taxes, homeowners’ association dues and utilities) of the communities. Furthermore, if the sales mix, sales velocity and unit pricing varies significantly from the valuation models for each of the condominium projects, it could cause condominium profits to differ materially from the Company’s expectations, and further, could cause the Company to re-evaluate its valuation models and assumptions which could result in additional impairment losses in future periods (see “Operations Overview” above where discussed further).

The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures. As a result of expected additional at-the-market common equity sales, the Company expects weighted average diluted shares to increase for the full year 2012, compared to 2011. Sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

Lastly, the Company expects other income to decrease in 2012, compared to 2011, due primarily to tax increment financing interest and technology investment gains that were realized in 2011.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

The Company’s net cash provided by operating activities increased from $77,111 in 2010 to $102,384 in 2011 primarily due to increased property operating income from fully stabilized communities of $13,373 and communities stabilized in 2010 of $4,360. Additionally, investment, development and other investment period expenses were lower in 2011 by $2,236, as discussed above. The Company’s net cash provided by operating activities increased from $69,263 in 2009 to $77,111 in 2010 primarily due to increased property operating income in 2010 from development and lease-up

Post Properties, Inc.	45
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

communities of $7,157 and communities stabilized in 2009 of $3,009, partially offset by reduced property net operating income in 2010 from fully stabilized communities of $2,324. The Company expects cash flows from operating activities to increase moderately in 2012 consistent with its outlook for multi-family operating results provided above, and due to lower interest expense resulting from the refinancing of certain indebtedness and lines of credit at lower rates in late 2011 and early 2012, as discussed below, and from increased interest capitalization to development communities in 2012.

Net cash flows used in investing activities increased from $22,320 in 2010 to $94,940 in 2011 primarily due to the acquisition of one apartment community for $48,500 in 2011 and increased development and construction expenditures in 2011 as new development projects were initiated in 2011, offset somewhat by decreased proceeds from the sale of for-sale condominiums between years. Net cash flows used in investing activities decreased from $24,871 in 2009 to $22,320 in 2010 primarily due to reduced construction and development expenditures in 2010 as projects were completed and reduced property capital expenditures (primarily lower exterior remediation project costs), offset by decreased proceeds from sales of apartment communities and for-sale condominiums between years. In 2012, the Company expects to continue to incur development expenditures on current and anticipated new development starts. The Company does not currently expect to sell any wholly-owned apartment communities in 2012.

Net cash flows used in financing activities decreased from $46,049 in 2010 to $16,449 in 2011 primarily due to increased proceeds from common stock sales from the Company’s at-the-market common equity program (discussed below) and from employee stock purchase and option plans, offset somewhat by higher debt repayments between years. Net cash flows used in financing activities decreased from $106,517 in 2009 to $46,049 in 2010 primarily due to lower net debt repayments in 2010, offset somewhat by lower proceeds from stock sales in 2010. In 2012, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds from the Company’s at-the-market common equity program, principally to fund the expected development expenditures discussed below.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2012. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the year ended December 31, 2011, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In the third quarter of 2011, the Company’s board of directors increased the quarterly dividend rate from $0.20 to $0.22 per common share. The Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.22 per share going into 2012. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

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

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales in 2011, 2010 and 2009 were $59,469, $77,388 and $170,777, respectively. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of December 31, 2011, the Company had no consolidated apartment communities held for sale. The Company expects to generate additional net sales proceeds from the closing of condominium units at the Austin and Atlanta Condominium Projects in 2012 (see “2012 Outlook” above where discussed further).

In February 2010, the Company initiated an at-the-market common equity program for the sale of up to 4,000 shares of common stock. The Company has used and expects to continue to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under this program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital. In 2010 and 2011, the Company sold 41 and 3,409 shares for proceeds of $1,121 and $135,650, net of underwriter commissions paid of $23 and $2,773, respectively.

As of December 31, 2011, the Company’s aggregate pipeline of five apartment communities under development totaled approximately $272,100, of which approximately $177,100 remained to be incurred by the Company as of December 31, 2011. The Company also currently expects to begin additional developments in 2012. The Company currently expects to utilize available borrowing capacity under its unsecured revolving lines of credit as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures.

In January 2012, the Company amended its unsecured revolving line of credit facility (the “Amended Syndicated Line”). The Amended Syndicated Line was provided by a syndicate of eleven financial institutions. The Amended Syndicated Line provides for a $300,000 unsecured revolving line of credit which has a four-year term maturing in January 2016, with a one-year extension option. The credit facility has a current stated interest rate of the London Interbank Offered Rate (LIBOR) plus 1.40% and requires the payment of annual facility fees currently equal to 0.30% of the aggregate loan commitments. The Amended Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. The Amended Syndicated Line also includes an uncommitted competitive bid option for borrowings up to half of the total available loan commitments, as long as the Company maintains its investment grade credit rating. This option allows participating banks to bid to provide the Company loans at a rate which may be lower the stated rate for syndicated borrowings, depending on market conditions. The credit facility contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility.

In January 2012, the Company also amended its unsecured revolving line of credit agreement (the “Amended Cash Management Line”), providing for a $30,000 unsecured cash management line of credit which has a four-year term maturing in January 2016, with a one-year extension option. The Amended Cash Management Line carries pricing and terms, including financial covenants, substantially consistent with those of the Amended Syndicated Line described above.

As of February 15, 2012, the Company had cash and cash equivalents of approximately $6,000. Additionally, the Company had borrowings of $35,000 and $650 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan (discussed further below) and senior unsecured notes are

Post Properties, Inc.	47
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at December 31, 2011.

Management believes it will have adequate capacity under its unsecured revolving lines of credit and Term Loan to execute its 2012 business plan and meet its short-term liquidity requirements. The Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the Company’s sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multifamily homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that such secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2011, were as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term fixed rate debt (1)	$1,029,960	$143,528	$256,551	$171,480	$458,401
Lines of credit (variable rate) and interest rate swap arrangements (1)(2)	159,152	5,688	144,552	5,840	3,072
Operating leases (3)	69,617	916	1,280	1,165	66,256
Development and construction obligations (4)	177,100	79,617	97,483	-	-
Other long-term obligations (5)	15,620	9,350	4,355	1,616	299

Total (6)	$1,451,449	$239,099	$504,221	$180,101	$528,028

(1)	Amounts include principal and interest payments.
(2)

Amounts include principal and interest payments. At December 31, 2011, the Company had $135,000 million of outstanding borrowings and had issued letters of credit to third parties totaling $650 under its line of credit facility arrangements. The terms of the interest rate swap arrangements are discussed below under “Off-Balance Sheet Arrangements.”

(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2011, including amounts due under general construction contracts.
(5)

Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain advertising and other contracts.

(6)	Uncertain tax positions of $797 have been excluded from the table above due to the uncertainty of future cash outflows.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $26,123, $29,737 and $55,182 in 2011, 2010 and 2009, respectively. The capital expenditure totals in 2010 and 2009 included $11,805 and $30,897, respectively, related to expenditures associated with the Company’s exterior remediation project that was completed in 2010.

Off-Balance Sheet Arrangements

At December 31, 2011, the Company held investments in three unconsolidated entities that own five apartment communities. The Company held 25% to 35% equity interests in these apartment LLCs. These unconsolidated entities have third party mortgage indebtedness totaling $206,496 at December 31, 2011. The Company’s share of this indebtedness totaled $59,601 at December 31, 2011.

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

In accordance with the special sale rights provisions of the applicable Apartment LLC operating agreement, the 35% owned Apartment LLC that owns an apartment community in Atlanta, Georgia initiated a marketing process in the fourth quarter of 2011 that could result in the sale of the community. There can be no assurance that the process will result in the sale of the community.

The Company had issued letters of credit to third parties totaling $650 under its Amended Syndicated Line at December 31, 2011.

In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have aggregate notional amounts of $230,000 and require the Company to pay an approximate blended fixed rate of 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). If the Company had been required to terminate and settle these interest rate swap arrangements as of December 31, 2011, the termination payment by the Company would have been approximately $2,355. Additionally, in January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it will require the Company to pay an approximate fixed rate of 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate). The interest rate swaps will serve as cash flow hedges of amounts expected to be outstanding under the Term Loan discussed further below and terminate in January 2018.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2011 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2011 is discussed below.

In October 2011, the Company repaid $9,637 of senior unsecured notes upon their maturity. The stated interest rate on these notes was 5.125%.

In December 2011, the Company used $135,000 of borrowings under its revolving credit facility and available cash to finance the prepayment of $184,683 on six multi-family fixed rate notes, each with the Federal Home Loan Mortgage Corporation loan program as lender as well as the payment of related prepayment premiums. As a result, the Company recorded a loss on early extinguishment of indebtedness of $6,919 in the fourth quarter of 2011 related to the prepayment premiums and the write-off of unamortized deferred financing costs.

In January 2012, the Company entered into a new unsecured bank term loan facility (the “Term Loan”), provided by a syndicate of eight financial institutions and which provides for a $300,000 unsecured bank term loan and has an initial six-year term maturing in January 2018, with two six-month extension options. The Term Loan has a current stated interest rate of LIBOR plus 1.90% and requires the payment of unused facility fees equal to 0.25% of the aggregate undrawn loan commitments through July 17, 2012. The Term Loan provides for the interest rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. The Term Loan contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility, and which are substantially consistent with those of the Amended Syndicated Line described above. The Company separately entered into interest rate swap arrangements (see “Off-Balance Sheet Arrangements”) to fix the variable interest cost associated with this Term Loan, resulting in an initial effective average fixed interest rate, once fully drawn, of approximately 3.44%.

The $100,000 borrowed under the Term Loan at closing was used to pay down a portion of the outstanding balance under the revolving credit facility and to pay related fees and expenses. The remaining $200,000 available under the Term Loan is available to be used for general business purposes, including the repayment of approximately $95,684 of 5.45% senior unsecured notes that mature in June 2012 and approximately $53,736 of 5.50% secured mortgage notes that become open for prepayment at par in October 2012 (such mortgage debt matures in January 2013).

Post Properties, Inc.	49
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Stock and Debt Repurchase Programs

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the years ended December 31, 2011 and 2010, sales of common stock under this program totaled 3,409 and 41 shares, respectively, for net proceeds of $135,651 and $1,121, respectively. The Company’s proceeds are contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. There were no shares of common stock repurchased in 2011, 2010 or 2009 under this program or the previous stock repurchase program which expired on December 31, 2010. The Company made repurchases of preferred stock in 2011 and 2010 as described below.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for 2011, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2011	2010	2009
New community development and acquisition activity (1)	$129,015	$56,971	$128,888
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	2,067	665	4,247
Other community additions and improvements (3) (6)	8,452	16,400	37,477
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	15,604	12,672	13,458
Corporate additions and improvements	996	570	379

	$156,134	$87,278	$184,449

Other Data
Capitalized interest	$3,000	$6,927	$12,259

Capitalized development and associated costs (5)	$2,854	$719	$3,889

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)	Includes approximately $11,805 and $30,897 of periodically recurring expenditures for 2010 and 2009, respectively, related to the Company’s exterior remediation project completed in 2010.

Current Development Activity

At December 31, 2011, the Company had 1,568 apartment units in five communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost	Costs Incurred as of 12/31/2011	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (2)
Post Carlyle Square™ - Phase II	Wash. DC	344	-	$95.0	$53.2	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	14.7	3Q 2012	4Q 2013
Post Midtown Square® - Phase III	Houston, TX	124	10,864	21.8	7.1	3Q 2012	4Q 2013
Post Lake® at Baldwin Park - Phase III	Orlando, FL	410	-	58.6	13.0	1Q 2013	3Q 2014
Post Parkside™ at Wade - Phase I	Raleigh, NC	392	18,148	55.0	7.0	1Q 2013	3Q 2014

Total		1,568	37,567	$272.1	$95.0

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

Inflation

For each of the last three years and as of December 31, 2011, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2011	2010	2009
Net income (loss) available to common shareholders	$19,254	$(14,507)	$(10,860)
Noncontrolling interests - Operating Partnership	62	(51)	(48)
Depreciation on consolidated real estate assets	73,878	72,663	72,420
Depreciation on real estate assets held in unconsolidated entities	1,447	1,422	1,405
Gains on sales of apartment communities	-	-	(79,366)
Gains on sales of condominiums	(10,514)	(6,161)	(3,481)
Incremental gains (losses) on residential condominium sales (1)	9,537	5,898	(99)

Funds (deficit) from operations available to common shareholders and unitholders (2)	$93,664	$59,264	$(20,029)

Weighted average shares outstanding - basic	50,582	48,690	45,396
Weighted average shares and units outstanding - basic	50,746	48,861	45,599
Weighted average shares outstanding - diluted (3)	50,970	48,839	45,396
Weighted average shares and units outstanding - diluted (3)	51,134	49,010	45,599

(1)

For condominium development projects, gains on condominium sales in FFO are equivalent to gains reported under generally accepted accounting principles. For condominium conversion projects sold out in 2010, the Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(2)

FFO for the year ended December 31, 2011, included a loss on the early extinguishment of indebtedness of $6,919 and $1,757 of preferred stock redemption costs. FFO for the year ended December 31, 2010 included non-cash impairment charges of $40,583 and net debt extinguishment gains of $26,441. FFO for the year ended December 31, 2009, included net losses on the extinguishment of indebtedness of $3,317, asset impairment charges of $76,317 and severance charges of $4,764.

Post Properties, Inc.	52
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(3)

Diluted weighted average shares and units for the years ended December 31, 2011, 2010 and 2009 excluded 388, 149 and 23, respectively, of common stock equivalent shares and units that were antidilutive to all income (loss) per share computations under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 162, 206 and 217 in 2011, 2010 and 2009, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.	53
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2011, the Company had outstanding variable rate debt of $135,000 tied to LIBOR under aggregate $330,000 line of credit arrangements. In January 2012, these lines of credit were refinanced; the primary effect of which was to lower the interest rates (see below) and extend the maturity date of the arrangements. Further, in January 2012, the Company entered into a $300,000 variable rate term loan facility (“Term Loan”) at interest rates tied to LIBOR. The Company borrowed $100,000 under the Term Loan in January 2012 and expects to borrow the remaining available capacity of $200,000 through July 2012. The Company entered into three interest rate swap arrangements with substantially similar terms and conditions (as summarized in the table below) in December 2011 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000 in January 2012. These interest rate swap arrangements will serve as cash flow hedges for amounts expected to be outstanding under the Term Loan and are expected to provide an effective blended interest rate for the corresponding amount of Term Loan borrowings, once fully drawn, of approximately 3.44%. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

The tables below provide information about the Company’s fixed and floating rate debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based upon actual rates at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value (3)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$100,104	$186,606	$3,961	$124,205	$4,418	$416,149	$835,443	$885,455

Average interest rate	5.47%	6.07%	5.92%	4.92%	5.92%	5.50%	4.77%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1) (2)	-	-	135,000	-	-	-	135,000	137,495

Total debt	$100,104	$186,606	$138,961	$124,205	$4,418	$416,149	$970,443	$1,022,950

(1)

Interest on the syndicated line of credit is based on LIBOR plus 2.30% at December 31, 2011. At December 31, 2011, the one-month LIBOR rate was 0.30%. See “Liquidity and Capital Resources” above where the refinancing of the Company’s unsecured lines of credit in January 2012 is discussed further. Interest on the amended syndicated line and cash management line of credit was lowered to LIBOR plus 1.40% in January 2012.

(2)	Assumes the Company’s syndicated line of credit is repaid at its original maturity date in 2014. The maturity date on the amended line of credit was extended to 2016 in January 2012.
(3)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2011.

Post Properties, Inc.	54
Post Apartment Homes, L.P.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest Rate Swaps - variable to fixed (three) (1) (2)	Term Loan borrowings	$100,000 increasing to $230,000 (1) (2)	1.55%	one-month LIBOR	1/19/2018	$ (2,641)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increase to an aggregate of $230,000 in June 2012.
(2)

In January 2012, the Company entered into a substantially similar fourth interest rate swap arrangement with a notional amount of $70,000. Under this arrangement, the Company pays a fixed rate of approximately 1.50%, receives the one-month LIBOR rate and the arrangement terminates on January 19, 2018.

As more fully described in note 1 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. If interest rates under the Company’s floating rate LIBOR-based borrowings fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2011, would increase or decrease by approximately $1,350 on an annualized basis.

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

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of their disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this evaluation was carried out under the supervision and with the participation of the management of the Company and the general partner of the Operating Partnership, including the chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

Appearing as exhibits to this Annual Report on Form 10-K are the certifications of the chief executive officer and the chief financial officer of both the Company and the general partner of the Operating Partnership required in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

Management’s reports on internal control over financial reporting for the Company and the Operating Partnership and the reports of the Company’s and the Operating Partnership’s independent registered public accounting firm are included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.	55
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	56
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.	57
Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income as of December 31, 2011 due to the adoption of Accounting Standards Update No. 2011-05, which amends Accounting Standards Codification Topic 220, Comprehensive Income. The Company has presented comprehensive income in a separate consolidated financial statement for all periods presented.

/s/  DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2012

Post Properties, Inc.	59

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
Assets
Real estate assets
Land	$299,720	$285,005
Building and improvements	2,085,929	2,028,580
Furniture, fixtures and equipment	251,663	240,614
Construction in progress	94,981	25,734
Land held for future development	55,396	72,697

	2,787,689	2,652,630
Less: accumulated depreciation	(767,017)	(692,514)
For-sale condominiums	54,845	82,259

Total real estate assets	2,075,517	2,042,375
Investments in and advances to unconsolidated real estate entities	7,344	7,671
Cash and cash equivalents	13,084	22,089
Restricted cash	5,126	5,134
Deferred financing costs, net	6,381	5,670
Other assets	31,612	31,840

Total assets	$2,139,064	$2,114,779

Liabilities and equity
Indebtedness	$970,443	$1,033,249
Accounts payable, accrued expenses and other	72,102	66,977
Investments in unconsolidated real estate entities	15,945	15,384
Dividends and distributions payable	11,692	9,814
Accrued interest payable	5,185	5,841
Security deposits and prepaid rents	9,334	10,027

Total liabilities	1,084,701	1,141,292

Redeembable common units	6,840	6,192

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 0 and 1,983 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	20
Common stock, $.01 par value, 100,000 authorized:
53,002 and 48,926 shares issued and 52,988 and 48,913 shares outstanding at December 31, 2011 and 2010, respectively	530	489
Additional paid-in-capital	1,053,612	965,691
Accumulated earnings	-	4,577
Accumulated other comprehensive income (loss)	(2,633)	-

	1,051,518	970,786
Less common stock in treasury, at cost, 113 and 108 shares at December 31, 2011 and 2010, respectively	(4,000)	(3,696)

Total Company shareholders’ equity	1,047,518	967,090
Noncontrolling interests - consolidated property partnerships	5	205

Total equity	1,047,523	967,295

Total liabilities and equity	$2,139,064	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	60

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues
Rental	$286,518	$268,090	$260,048
Other property revenues	17,880	16,053	15,203
Other	918	995	1,072

Total revenues	305,316	285,138	276,323

Expenses
Property operating and maintenance (exclusive of items shown separately below)	132,410	131,378	131,658
Depreciation	75,263	74,497	74,442
General and administrative	16,100	16,443	16,296
Investment and development	1,161	2,415	4,114
Other investment costs	1,435	2,417	2,107
Impairment, severance and other costs	-	35,091	13,507

Total expenses	226,369	262,241	242,124

Operating income	78,947	22,897	34,199
Interest income	1,021	841	245
Interest expense	(56,791)	(54,613)	(52,377)
Amortization of deferred financing costs	(2,797)	(2,987)	(3,079)
Net gains on condominium sales activities	10,514	6,161	3,481
Equity in income (loss) of unconsolidated real estate entities, net	1,001	18,739	(74,447)
Other income (expense), net	619	(874)	(432)
Net gain (loss) on extinguishment of indebtedness	(6,919)	2,845	(3,317)

Income (loss) from continuing operations	25,595	(6,991)	(95,727)

Discontinued operations
Income from discontinued property operations	-	-	4,872
Gains on sales of real estate assets	-	-	79,366

Income from discontinued operations	-	-	84,238

Net income (loss)	25,595	(6,991)	(11,489)
Noncontrolling interests - consolidated real estate entities	(67)	(20)	8,218
Noncontrolling interests - Operating Partnership	(62)	51	48

Net income (loss) available to the Company	25,466	(6,960)	(3,223)
Dividends to preferred shareholders	(4,455)	(7,503)	(7,637)
Preferred stock redemption costs	(1,757)	(44)	-

Net income (loss) available to common shareholders	$19,254	$(14,507)	$(10,860)

Per common share data - Basic
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$0.38	$(0.30)	$(2.10)
Income from discontinued operations	-	-	1.86

Net income (loss) available to common shareholders	$0.38	$(0.30)	$(0.24)

Weighted average common shares outstanding - basic	50,420	48,483	45,179

Per common share data - Diluted
Income (loss) from continuing operations (net of preferred dividends and redemption costs)	$0.38	$(0.30)	$(2.10)
Income from discontinued operations	-	-	1.86

Net income (loss) available to common shareholders	$0.38	$(0.30)	$(0.24)

Weighted average common shares outstanding - diluted	50,808	48,483	45,179

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	61

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$25,595	$(6,991)	$(11,489)
Net change in derivative financial instruments	(2,641)	-	1,829

Total comprehensive income (loss)	22,954	(6,991)	(9,660)
Comprehensive (income) loss attributable to noncontrolling interests:
Consolidated real estate entities	(67)	(20)	8,218
Operating Partnership	(54)	51	38

Total Company comprehensive income (loss)	$22,833	$(6,960)	$(1,404)

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	62

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity and Accum. Earnings, December 31, 2008	2,900	44,222	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850
Comprehensive income (loss)	-	-	-	-	-	(3,223)	1,819	-	(1,404)	(8,218)	(9,622)
Sales of common stock, net	-	4,025	-	40	68,058	-	-	-	68,098	-	68,098
Employee stock purchase, stock option and other plan issuances	-	156	-	2	532	-	-	(315)	219	-	219
Conversion of redeemable common units for shares	-	42	-	-	732	-	-	40	772	-	772
Adjustment for ownership interest of redeemable common units	-	-	-	-	129	-	-	-	129	-	129
Stock-based compensation	-	-	-	-	4,499	-	-	-	4,499	-	4,499
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	(7,637)	-	(7,637)
Dividends to common shareholders ($0.80 per share)	-	-	-	-	-	(37,119)	-	-	(37,119)	-	(37,119)
Consolidation of equity method investment	-	-	-	-	-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(628)	(628)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(68)	-	-	(68)	-	(68)

Equity and Accum. Earnings, December 31, 2009	2,900	48,445	29	484	960,593	57,253	-	(3,240)	1,015,119	934	1,016,053
Comprehensive income (loss)	-	-	-	-	-	(6,960)	-	-	(6,960)	20	(6,940)
Sales of common stock, net	-	41	-	-	1,121	-	-	-	1,121	-	1,121
Employee stock purchase, stock option and other plan issuances	-	424	-	5	6,370	-	-	(467)	5,908	-	5,908
Conversion of redeemable common units for shares	-	3	-	-	63	-	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	-	-	(7)	-	-	-	(7)	-	(7)
Redemption of preferred stock	(49)	-	-	-	(2,021)	-	-	-	(2,021)		(2,021)
Stock-based compensation	-	-	-	-	2,999	-	-	-	2,999	-	2,999
Dividends to preferred shareholders	-	-	-	-	-	(7,503)	-	-	(7,503)	-	(7,503)
Dividends to common shareholders ($0.80 per share)	-	-	-	-	(778)	(38,213)	-	-	(38,991)	-	(38,991)
Acquisition of noncontrolling interests	-	-	-	-	385	-	-	-	385	(385)	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(364)	(364)
Adjustment to redemption value of redeemable common units	-	-	-	-	(3,034)	-	-	-	(3,034)	-	(3,034)

Equity and Accum. Earnings, December 31, 2010	2,851	48,913	$29	$489	$965,691	$4,577	$-	$(3,696)	$967,090	$205	$967,295

Post Properties, Inc.	63

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS (cont’d)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity & Accum. Earnings, December 31, 2010	2,851	48,913	$29	$489	$965,691	$4,577	$-	$(3,696)	$967,090	$205	$967,295
Comprehensive income (loss)	-	-	-	-	-	25,466	(2,633)	-	22,833	67	22,900
Sales of common stock, net	-	3,409	-	34	135,530	-	-	87	135,651	-	135,651
Employee stock purchase, stock option and other plan issuances	-	652	-	7	17,670	-	-	(391)	17,286	-	17,286
Conversion of redeemable common units for shares	-	14	-	-	547	-	-	-	547	-	547
Adjustment for ownership interest of redeemable common units	-	-	-	-	(466)	-	-	-	(466)	-	(466)
Redemption of preferred stock	(1,983)	-	(20)	-	(49,613)	-	-	-	(49,633)	-	(49,633)
Stock-based compensation	-	-	-	-	2,574	-	-	-	2,574	-	2,574
Dividends to preferred shareholders	-	-	-	-	-	(4,455)	-	-	(4,455)	-	(4,455)
Dividends to common shareholders ($0.84 per share)	-	-	-	-	(17,517)	(25,588)	-	-	(43,105)	-	(43,105)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(267)	(267)
Adjustment to redemption value of redeemable common units	-	-	-	-	(804)	-	-	-	(804)	-	(804)

Equity & Accum. Earnings, December 31, 2011	868	52,988	$9	$530	$1,053,612	$-	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	64

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$25,595	$(6,991)	$(11,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	75,263	74,497	74,442
Amortization of deferred financing costs	2,797	2,987	3,079
Gains on sales of real estate assets, net	(10,514)	(6,161)	(83,072)
Other, net	1,747	1,097	(215)
Asset impairment charges	-	35,091	9,658
Equity in (income) loss of unconsolidated entities, net	(1,001)	(18,739)	74,447
Distributions of earnings of unconsolidated entities	1,744	1,076	1,677
Deferred compensation	95	97	89
Stock-based compensation	2,581	3,010	4,519
Net (gain) loss on extinguishment of indebtedness	6,919	(2,845)	3,317
Changes in assets, decrease (increase) in:
Other assets	(1,213)	2,298	1,227
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(656)	951	(603)
Accounts payable and accrued expenses	(288)	(9,248)	(6,938)
Security deposits and prepaid rents	(685)	(9)	(875)

Net cash provided by operating activities	102,384	77,111	69,263

Cash Flows From Investing Activities
Construction and acquisition of real estate assets	(124,887)	(62,120)	(124,100)
Proceeds from sales of real estate assets	59,469	77,388	170,777
Capitalized interest	(3,000)	(6,927)	(12,259)
Property capital expenditures	(26,123)	(29,737)	(55,182)
Corporate additions and improvements	(996)	(570)	(379)
Investments in and advances to unconsolidated entities	-	(1,130)	(5,104)
Note receivable collections and other investments	597	776	1,376

Net cash used in investing activities	(94,940)	(22,320)	(24,871)

Cash Flows From Financing Activities
Lines of credit proceeds	159,523	112,014	482,511
Lines of credit repayments	(24,523)	(112,014)	(533,375)
Proceeds from indebtedness	-	150,000	288,517
Payments on indebtedness	(197,806)	(151,151)	(359,915)
Payments of financing costs and other	(10,112)	(2,204)	(7,777)
Proceeds from sales of common stock	135,651	1,121	68,098
Proceeds from employee stock purchase and stock options plans	16,536	5,111	130
Redemption of preferred stock	(49,633)	(2,021)	-
Distributions to noncontrolling interests - real estate entities	(267)	(364)	(628)
Distributions to noncontrolling interests - common unitholders	(136)	(138)	(167)
Dividends paid to preferred shareholders	(4,455)	(7,503)	(7,637)
Dividends paid to common shareholders	(41,227)	(38,900)	(36,274)

Net cash used in financing activities	(16,449)	(46,049)	(106,517)

Net increase (decrease) in cash and cash equivalents	(9,005)	8,742	(62,125)
Cash and cash equivalents, beginning of period	22,089	13,347	75,472

Cash and cash equivalents, end of period	$13,084	$22,089	$13,347

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	65

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the general partner of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of the general partner of Post Apartment Homes, L.P., including the general partner’s principal executive officer and principal financial officer, management of the general partner of Post Apartment Homes, L.P. conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of the general partner of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2011. The effectiveness of Post Apartment Homes, L.P.’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership has changed its method of presenting comprehensive income as of December 31, 2011 due to the adoption of Accounting Standards Update No. 2011-05, which amends Accounting Standards Codification Topic 220, Comprehensive Income. The Operating Partnership has presented comprehensive income in a separate consolidated financial statement for all periods presented.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2012

Post Apartment Homes, L.P.	67

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2011	2010
Assets
Real estate assets
Land	$299,720	$285,005
Building and improvements	2,085,929	2,028,580
Furniture, fixtures and equipment	251,663	240,614
Construction in progress	94,981	25,734
Land held for future development	55,396	72,697

	2,787,689	2,652,630
Less: accumulated depreciation	(767,017)	(692,514)
For-sale condominiums	54,845	82,259

Total real estate assets	2,075,517	2,042,375
Investments in and advances to unconsolidated real estate entities	7,344	7,671
Cash and cash equivalents	13,084	22,089
Restricted cash	5,126	5,134
Deferred financing costs, net	6,381	5,670
Other assets	31,612	31,840

Total assets	$2,139,064	$2,114,779

Liabilities and equity
Indebtedness	$970,443	$1,033,249
Accounts payable, accrued expenses and other	72,102	66,977
Investments in unconsolidated real estate entities	15,945	15,384
Distributions payable	11,692	9,814
Accrued interest payable	5,185	5,841
Security deposits and prepaid rents	9,334	10,027

Total liabilities	1,084,701	1,141,292

Redeembable common units	6,840	6,192

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	92,963
Common units
General partner	11,662	10,354
Limited partner	995,097	863,773
Accumulated other comprehensive income (loss)	(2,633)	-

Total Operating Partnership equity	1,047,518	967,090
Noncontrolling interests - consolidated property partnerships	5	205

Total equity	1,047,523	967,295

Total liabilities and equity	$2,139,064	$2,114,779

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	68

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2011	2010	2009
Revenues
Rental	$286,518	$268,090	$260,048
Other property revenues	17,880	16,053	15,203
Other	918	995	1,072

Total revenues	305,316	285,138	276,323

Expenses
Property operating and maintenance (exclusive of items shown separately below)	132,410	131,378	131,658
Depreciation	75,263	74,497	74,442
General and administrative	16,100	16,443	16,296
Investment and development	1,161	2,415	4,114
Other investment costs	1,435	2,417	2,107
Impairment, severance and other costs	-	35,091	13,507

Total expenses	226,369	262,241	242,124

Operating income	78,947	22,897	34,199
Interest income	1,021	841	245
Interest expense	(56,791)	(54,613)	(52,377)
Amortization of deferred financing costs	(2,797)	(2,987)	(3,079)
Net gains on condominium sales activities	10,514	6,161	3,481
Equity in income (loss) of unconsolidated real estate entities, net	1,001	18,739	(74,447)
Other income (expense), net	619	(874)	(432)
Net gain (loss) on extinguishment of indebtedness	(6,919)	2,845	(3,317)

Income (loss) from continuing operations	25,595	(6,991)	(95,727)

Discontinued operations
Income from discontinued property operations	-	-	4,872
Gains on sales of real estate assets	-	-	79,366

Income from discontinued operations	-	-	84,238

Net income (loss)	25,595	(6,991)	(11,489)
Noncontrolling interests - consolidated real estate entities	(67)	(20)	8,218

Net income (loss) available to the Operating Partnership	25,528	(7,011)	(3,271)
Distributions to preferred unitholders	(4,455)	(7,503)	(7,637)
Preferred unit redemption costs	(1,757)	(44)	-

Net income (loss) available to common unitholders	$19,316	$(14,558)	$(10,908)

Per common unit data - Basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$0.38	$(0.30)	$(2.10)
Income from discontinued operations	-	-	1.86

Net income (loss) available to common unitholders	$0.38	$(0.30)	$(0.24)

Weighted average common units outstanding - basic	50,584	48,655	45,382

Per common unit data - Diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$0.38	$(0.30)	$(2.10)
Income from discontinued operations	-	-	1.86

Net income (loss) available to common unitholders	$0.38	$(0.30)	$(0.24)

Weighted average common units outstanding - diluted	50,972	48,655	45,382

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	69

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$25,595	$(6,991)	$(11,489)
Net change in derivative financial instruments	(2,641)	-	1,829

Total comprehensive income (loss)	22,954	(6,991)	(9,660)

Comprehensive (income) loss attributable to noncontrolling interests:
Consolidated real estate entities	(67)	(20)	8,218

Total Operating Partnership comprehensive income (loss)	$22,887	$(7,011)	$(1,442)

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	70

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(In thousands, except per unit data)

	Preferred Units		Common Units		Preferred Units			Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
						Common Units
						General Partner	Limited Partners
	(No. of Units	)	(No. of Units	)
Equity, December 31, 2008	2,900		44,440		$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850
Comprehensive income (loss)	-		-		7,637	(109)	(10,751)	1,819	(1,404)	(8,218)	(9,622)
Contributions from the Company related to sales of Company common stock	-		4,025		-	681	67,417	-	68,098	-	68,098
Contributions from the Company related to employee stock purchase, stock option and other plans	-		156		-	2	217	-	219	-	219
Conversion of redeemable common units	-		-		-	-	772	-	772	-	772
Adjustment for ownership interest of redeemable common units	-		-		-	-	129	-	129	-	129
Equity-based compensation	-		-		-	45	4,454	-	4,499	-	4,499
Distributions to preferred unitholders	-		-		(7,637)	-	-	-	(7,637)	-	(7,637)
Distributions to common unitholders ($0.80 per unit)	-		-		-	(373)	(36,746)	-	(37,119)	-	(37,119)
Consolidation of equity method investment	-		-		-	-	-	-	-	1,560	1,560
Distributions to noncontrolling interests - consolidated real estate entities	-		-		-	-	-	-	-	(628)	(628)
Adjustment to redemption value of redeemable common units	-		-		-	-	(68)	-	(68)	-	(68)

Equity, December 31, 2009	2,900		48,621		95,000	10,786	909,333	-	1,015,119	934	1,016,053
Comprehensive income (loss)	-		-		7,503	(145)	(14,318)	-	(6,960)	20	(6,940)
Contributions from the Company related to sales of Company common stock	-		41		-	11	1,110	-	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-		422		-	59	5,849	-	5,908	-	5,908
Conversion of redeemable common units	-		-		-	-	74	-	74	-	74
Adjustment for ownership interest of redeemable common units	-		-		-	-	(7)	-	(7)	-	(7)
Redeption of preferred units	(49)		-		(2,037)	-	16	-	(2,021)	-	(2,021)
Equity-based compensation	-		-		-	30	2,969	-	2,999	-	2,999
Distributions to preferred unitholders	-		-		(7,503)	-	-	-	(7,503)	-	(7,503)
Distributions to common unitholders ($0.80 per unit)	-		-		-	(391)	(38,600)	-	(38,991)	-	(38,991)
Acquisition of noncontrolling interests	-		-		-	4	381	-	385	(385)	-
Distributions to noncontrolling interests - consolidated real estate entities	-		-		-	-	-	-	-	(364)	(364)
Adjustment to redemption value of redeemable common units	-		-		-	-	(3,034)	-	(3,034)	-	(3,034)

Equity, December 31, 2010	2,851		49,084		$92,963	$10,354	$863,773	$-	$967,090	$205	$967,295

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	71

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(In thousands, except per unit data)

	Preferred Units		Common Units		Preferred Units			Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
						Common Units
						General Partner	Limited Partners
	(No. of Units	)	(No. of Units	)
Equity, December 31, 2010	2,851		49,084		$92,963	$10,354	$863,773	$-	$967,090	$205	$967,295
Comprehensive income (loss)	-		-		4,455	184	20,827	(2,633)	22,833	67	22,900
Contributions from the Company related to sales of Company common stock	-		3,409		-	1,357	134,294	-	135,651	-	135,651
Contributions from the Company related to employee stock purchase, stock option and other plans	-		651		-	173	17,113	-	17,286	-	17,286
Conversion of redeemable common units	-		-		-	-	547	-	547	-	547
Adjustment for ownership interest of redeemable common units	-		-		-	-	(466)	-	(466)	-	(466)
Redemption of preferred units	(1,983)				(49,571)	-	(62)	-	(49,633)	-	(49,633)
Equity-based compensation	-		-		-	26	2,548	-	2,574	-	2,574
Distributions to preferred unitholders	-		-		(4,455)	-	-	-	(4,455)	-	(4,455)
Distributions to common unitholders ($0.84 per unit)	-		-		-	(432)	(42,673)	-	(43,105)	-	(43,105)
Distributions to noncontrolling interests - consolidated real estate entities	-		-		-	-	-	-	-	(267)	(267)
Adjustment to redemption value of redeemable common units	-		-		-	-	(804)	-	(804)	-	(804)

Equity, December 31, 2011	868		53,144		$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	72

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$25,595	$(6,991)	$(11,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	75,263	74,497	74,442
Amortization of deferred financing costs	2,797	2,987	3,079
Gains on sales of real estate assets, net	(10,514)	(6,161)	(83,072)
Other, net	1,747	1,097	(215)
Asset impairment charges	-	35,091	9,658
Equity in (income) loss of unconsolidated entities, net	(1,001)	(18,739)	74,447
Distributions of earnings of unconsolidated entities	1,744	1,076	1,677
Deferred compensation	95	97	89
Equity-based compensation	2,581	3,010	4,519
Net (gain) loss on extinguishment of indebtedness	6,919	(2,845)	3,317
Changes in assets, decrease (increase) in:
Other assets	(1,213)	2,298	1,227
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(656)	951	(603)
Accounts payable and accrued expenses	(288)	(9,248)	(6,938)
Security deposits and prepaid rents	(685)	(9)	(875)

Net cash provided by operating activities	102,384	77,111	69,263

Cash Flows From Investing Activities
Construction and acquisition of real estate assets	(124,887)	(62,120)	(124,100)
Proceeds from sales of real estate assets	59,469	77,388	170,777
Capitalized interest	(3,000)	(6,927)	(12,259)
Property capital expenditures	(26,123)	(29,737)	(55,182)
Corporate additions and improvements	(996)	(570)	(379)
Investments in and advances to unconsolidated entities	-	(1,130)	(5,104)
Note receivable collections and other investments	597	776	1,376

Net cash used in investing activities	(94,940)	(22,320)	(24,871)

Cash Flows From Financing Activities
Lines of credit proceeds	159,523	112,014	482,511
Lines of credit repayments	(24,523)	(112,014)	(533,375)
Proceeds from indebtedness	-	150,000	288,517
Payments on indebtedness	(197,806)	(151,151)	(359,915)
Payments of financing costs and other	(10,112)	(2,204)	(7,777)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	152,187	6,232	68,228
Redemption of preferred units	(49,633)	(2,021)	-
Distributions to noncontrolling interests - real estate entities	(267)	(364)	(628)
Distributions to noncontrolling interests - non-Company common unitholders	(136)	(138)	(167)
Distributions to preferred unitholders	(4,455)	(7,503)	(7,637)
Distributions to common unitholders	(41,227)	(38,900)	(36,274)

Net cash used in financing activities	(16,449)	(46,049)	(106,517)

Net increase (decrease) in cash and cash equivalents	(9,005)	8,742	(62,125)
Cash and cash equivalents, beginning of period	22,089	13,347	75,472

Cash and cash equivalents, end of period	$13,084	$22,089	$13,347

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	73

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Internal Revue Code of 1986, as amended.

At December 31, 2011, the Company had interests in 21,658 apartment units in 58 communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,568 apartment units at five communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2011, approximately 34.3%, 23.5%, 12.8% and 10.5% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At December 31, 2011, the Company had outstanding 52,988 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 156 at December 31, 2011 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7%, 99.7% and 99.6% for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Post Properties, Inc.	74
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” For newly developed condominiums, the Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of December 31, 2011, all condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

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

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 6.0%, 6.3% and 6.3% for 2011, 2010 and 2009. Internal development and construction personnel and associated costs are

Post Properties, Inc.	75
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $2,854, $719, and $3,889 in 2011, 2010 and 2009, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components, – 40 years; other building and land improvements – 20 years; furniture, fixtures and equipment – 5-10 years).

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of December 31, 2011, there were no consolidated real estate assets held for sale.

For condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets, to its disclosure of

Post Properties, Inc.	76
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the fair value of financial instruments, principally indebtedness and to its derivative financial instruments. Fair value disclosures required under ASC Topic 820 are summarized in note 14 utilizing the following hierarchy:

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

Apartment community acquisitions

The Company accounts for its apartment community acquisitions in accordance with ASC Topic 805, “Business Combinations.” In accordance with the provisions of ASC Topic 805, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness, if any) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. In determining the acquisition date fair value of the component assets and liabilities, the Company uses independent market data, internal analysis of comparable communities, relevant historical data from the acquired community as well as other market data. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases (generally 6 to 12 months for residential leases and 5 to 10 years for retail leases). The legal, professional and other expenses associated with acquisition related activities are expensed as incurred.

Stock-based compensation

The Company accounts for stock-based compensation under the fair value method prescribed by ASC Topic 505, “Equity-Based Payments to Non-Employees,” and ASC Topic 718, “Compensation – Stock Compensation.” This guidance requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation.

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rates changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Post Properties, Inc.	77
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Georgia, Florida, Virginia, Maryland, North Carolina and New York and earnest money and escrow deposits associated with the Company’s for-sale condominium business.

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per share and per unit data

The Company and Operating Partnership report both basic and diluted earnings per share and per unit, respectively, as prescribed by ASC Topic 260, “Earnings Per Share.” The guidance also requires entities with participating securities that contain non-forfeitable rights to dividends, like the Company’s unvested share-based payment awards (see note 10), to use the two-class method for computing basic and dilutive earnings per share and unit. Under the two-class method earnings (losses) are allocated to each class of common stock and to participating securities according to the dividends paid or declared and the relative participation of such securities to remaining undistributed earnings (losses).

Basic earnings per common share and earnings per common unit are computed by dividing net income (loss) available to common shareholders or unitholders by the weighted average number of common shares or units outstanding during the year. Diluted earnings per common share and diluted earnings per common unit are computed by dividing net income (loss) available to common shareholders or unitholders by the weighted average number of common shares or units and common share or unit equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options. Common share and unit equivalents are excluded from the computations in years in which they have an antidilutive effect. The computation of basic and diluted earnings per share and basic and diluted earnings per common unit for income from continuing operations is detailed in notes 6 and 7 for the Company and the Operating Partnership, respectively.

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities (see note 5).

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

Post Properties, Inc.	78
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Recently issued and adopted ASC guidance

The Company adopted new guidance in ASC Topic 220, “Comprehensive Income,” related to the presentation of comprehensive income as of December 31, 2011. The new guidance requires the presentation of the components of comprehensive income in one continuous statement or in two separate but consecutive statements. The Company early adopted this guidance and has presented a separate statement of comprehensive income in its consolidated financial statements for all periods presented. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial condition.

Supplemental cash flow information

Supplemental cash flow information for 2011, 2010 and 2009 was as follows:

	Year ended December 31,
	2011	2010	2009
Interest paid, including interest capitalized	$60,447	$60,589	$66,016
Income tax payments (refunds), net	386	(1,100)	2,024
Non-cash investing and financing activities:
Dividends and distributions payable	11,692	9,814	9,724
Conversions of redeemable common units	547	74	772
Common stock 401k matching contribution	655	700	-
Construction cost accruals, increase (decrease)	1,475	(5,324)	(7,131)
Adjustments to redeemable common units, net	(1,270)	(3,041)	61
Other non-cash losses, net - derivative financial instruments	-	-	945
Distribution from and consolidation of assets and liabilities of unconsolidated entities:
For-sale condominium and other assets	-	27,343	-
Land and other assets	-	-	9,658
Cash	-	28	248
Indebtedness	-	44,553	8,153
Accounts payable and accrued expenses	-	3,029	192
Noncontrolling interests	-	-	1,560

2.	REAL ESTATE ACTIVITIES

Acquisitions

In December 2011, the Company acquired a 227-unit apartment community, including approximately 9,080 square feet of retail space, located in Dallas, Texas for a purchase price of $48,500. The purchase price of this community was allocated to land ($7,324), building, improvements and equipment ($39,531), other assets ($881) and identified lease related intangible assets ($764) based on their estimated fair values. The Company did not acquire any apartment communities in 2010 or 2009.

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. There were no consolidated apartment communities or land parcels classified as held for sale at December 31, 2011.

In 2010, the Company sold two land parcels, located in Tampa, Florida and Raleigh, North Carolina, for net proceeds of approximately $8,888. No gain or loss was recognized, as the land parcels were previously recorded as held for sale at their fair values.

In 2009, the Company recognized net gains in discontinued operations of $79,366 from the sale of three apartment communities, containing 1,328 units. These sales generated aggregate net proceeds of approximately $148,553. Income

Post Properties, Inc.	79
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

from discontinued operations included the results of operations of three communities sold in 2009 through their sale dates. The revenues and expenses of these communities were as follows:

Revenues
Rental	$7,955
Other property revenues	510

Total revenues	8,465

Expenses
Property operating and maintenance	2,816
Interest	777

Total expenses	3,593

Income from discontinued property operations	$4,872

Condominium activities

At December 31, 2011, the Company was selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $35,539 at December 31, 2011. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $19,306 at December 31, 2011. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first half of 2010, the Company completed its final sales of condominium units at two condominium conversion communities.

The revenues, costs and expenses associated with consolidated condominium activities included in continuing operations in 2011, 2010 and 2009 was as follows:

	Year ended December 31,
	2011	2010	2009
Residential condominium revenues	$57,944	$68,500	$21,999
Residential condominium costs and expenses	(48,407)	(62,339)	(18,518)

Net gains on sales of residential condominiums	9,537	6,161	3,481
Net gain on sale of retail condominium	977	-	-

Net gains on sales of condominiums	$10,514	$6,161	$3,481

The Company closed 58, 66 and 103 condominium homes for the years ended December 31, 2011, 2010 and 2009, respectively, at its condominium communities. In 2011, the Company sold a retail condominium, representing a portion of the available retail space, at the Austin Condominium Project and recognized a net gain of $977.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At December 31, 2011, the Company held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own five apartment communities, including four communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% to 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2011 and 2010, the Company’s investment in the 35% owned Apartment LLCs totaled $7,344 and $7,671, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $4,617 at December 31, 2011. The excess

Post Properties, Inc.	80
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at December 31, 2011 and 2010 reflects a credit investment of $15,945 and $15,384, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2011	2010
Real estate assets, net of accumulated depreciation of $32,780 and $26,987 at December 31, 2011 and 2010, respectively	$217,443	$221,343
Assets held for sale, net	28,846	29,308
Cash and other	6,526	6,518

Total assets	$252,815	$257,169

Mortgage notes payable	$206,495	$206,495
Other liabilities	2,737	2,460

Total liabilities	209,232	208,955
Members’ equity	43,583	48,214

Total liabilities and members’ equity	$252,815	$257,169

Company’s equity investment in Apartment LLCs (1)	$(8,601)	$(7,713)

(1)	At December 31, 2011 and 2010, the Company’s equity investment includes its credit investments of $15,945 and $15,384, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2011	2010	2009
Revenues
Rental	$23,504	$22,444	$22,436
Other property revenues	1,823	1,718	1,686

Total revenues	25,327	24,162	24,122

Expenses
Property operating and maintenance	9,896	9,945	9,827
Depreciation and amortization	5,934	5,836	5,722
Interest	10,247	10,247	10,247

Total expenses	26,077	26,028	25,796

Net loss from continuing operations	(750)	(1,866)	(1,674)
Loss from discontinued operations	(151)	(254)	(333)

Net loss	$(901)	$(2,120)	$(2,007)

Company’s share of net income in Apartment LLCs	$1,001	$635	$532

At December 31, 2011, mortgage notes payable included five mortgage notes. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. In January 2012, this mortgage note was refinanced with a $51,000 mortgage note that bears interest at 3.50%, requires interest only payments and matures in 2019. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is currently prepayable without penalty, and is secured by an apartment community which is currently held for sale. The third and fourth mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

In accordance with the special sale rights provisions of the applicable Apartment LLC operating agreement, the 35% owned Apartment LLC that owns an apartment community in Atlanta, Georgia initiated a marketing process in the fourth

Post Properties, Inc.	81
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

quarter of 2011 that could result in the sale of the community. As a result, the apartment community was classified as held for sale at December 31, 2011 in the financial data listed above. There can be no assurance that the process will result in the sale of the community.

Condominium LLCs

In periods prior to September 2010, the Company and its partner held an approximate pro-rata 49% interest in a limited partnership (the “Mixed-Use LP”) that was constructing a mixed-use development, consisting of the Atlanta Condominium Project and Class A office space, sponsored by two additional independent investors. Prior to September 2010, the Company accounted for its investment in the Mixed-Use LP using the equity method of accounting.

In 2009, the Company recognized equity in losses from the Mixed-Use LP resulting from the recognition of aggregate non-cash impairment losses totaling $74,733, or $68,219 net of the noncontrolling interest, relating to the write-off of the Company’s investment in the Mixed-Use LP as well as the recognition of the Company’s maximum potential limited recourse obligations under related construction loan guarantees and a licensing and branding arrangement. The impairment charge to write-down the asset in the Mixed-Use LP to its estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. In addition, the Company recognized additional equity losses of $246 in 2009.

In September 2010, the Atlanta Condominium Project and associated liabilities (including construction indebtedness) were conveyed to a majority owned subsidiary of the Company in full redemption of the subsidiary’s equity investment in the Mixed-Use LP. The net condominium assets and associated construction indebtedness were distributed at their fair values. As part of the transaction, a separate wholly owned subsidiary of the Company acquired the lenders’ interest in the construction indebtedness of the Atlanta Condominium Project and a related land entity (which owned related land and infrastructure that was previously impaired in 2009) for aggregate consideration of $49,793, effectively extinguishing the indebtedness. As a result of this distribution, equity in income of unconsolidated real estate entities includes a gain of $23,596, net of transaction expenses and income taxes, related to the construction indebtedness, partially offset by an impairment loss of $5,492 related to the condominium assets. The Company also recognized a debt extinguishment gain of $2,845 on the related debt retirement associated with the related land entity. Subsequent to the purchase of the construction indebtedness, and in exchange for the release of the guarantors of the indebtedness, the Company acquired the remaining noncontrolling interest in the majority owned subsidiary that owned the community and the related land entity. As a result of these transactions, the Company wholly owned and consolidated the Atlanta Condominium Project for financial reporting purposes as of September 2010.

As part of the conveyance of the condominium assets and liabilities to the Company in 2010, the Company also modified its licensing and branding arrangement with the third party licensor for the Atlanta Condominium Project. This modified arrangement provides for the payment of a licensing fee based on a percentage of actual sales prices for condominium units sold through September 2013 (previously September 2012), at which point, subject to a potential further extension, the remaining fee is payable as a lump sum calculated on all unsold units at a minimum assumed sales price. The licensing fee is expected to be paid from the proceeds of condominium sales of the Atlanta Condominium Project. In exchange for the extension of the outside payment date and the removal of a transfer fee that would have been payable upon the resale of every condominium unit, the Company increased its guaranty to 100% from 50% of the payment of the licensing fee, and guaranteed any unfunded condominium assessments on Company-owned units. As a result, the contractual obligation related to the licensing fee arrangement was recorded as an other asset and an accrued liability at its estimated fair value (see note 14).

Post Properties, Inc.	82
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of results of operations for the Mixed-Use LP through September 2010 was as follows:

	Period ended September 24, 2010	Year ended December 31, 2009
Mixed-Use LP - Income Statement Data
Rental and other revenues	$90	$-

Expenses
Property operating and maintenance	402	653
Depreciation and amortization	1,071	-
Interest	175	-
Impairment charges	-	71,679

Total expenses	1,648	72,332

Gain on distribution of assets / liabilities at fair value	20,049	-

Net income (loss)	$18,491	$(72,332)

Company’s share of net income (loss) in Mixed-Use LP	$18,104	$(74,979)

4.	INDEBTEDNESS

At December 31, 2011 and 2010, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date		December 31, 2011	December 31, 2010
Senior Unsecured Notes	Int.	4.75% - 6.30% (1)	2012-2017	(1)	$375,775	$385,412
Unsecured Lines of Credit	N/A	LIBOR + 2.30% (2)	2014	(2)	135,000	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2013-2019	(3)	459,668	647,837

Total					$970,443	$1,033,249

(1)	Senior unsecured notes totaling approximately $95,684 mature in 2012. The remaining unsecured notes mature between 2013 and 2017.
(2)

Represents stated rate. At December 31, 2011, the weighted average interest rate was 2.60%. See discussion below relating to the refinancing of the lines of credit in January 2012, at which time the stated rate was reduced to the London Interbank Offered Rate (“LIBOR”) + 1.40%.

(3)	There are no maturities of secured notes in 2012. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2012	$100,104
2013	186,606
2014	138,961
2015	124,205
2016	4,418
Thereafter	416,149

$970,443

Debt issuances, retirements and modifications

2011

In October 2011, the Company repaid $9,637 of senior unsecured notes upon their maturity. The stated interest rate on these notes was 5.125%.

In December 2011, the Company prepaid $184,683 of secured mortgage indebtedness that was scheduled to mature in 2014. In conjunction with the prepayment, the Company recognized an extinguishment loss of $6,919 related to the payment of prepayment premiums and the write-off of unamortized deferred loan costs. The stated interest rate on this mortgage note was 6.09%.

Post Properties, Inc.	83
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In January 2012, the Company entered into a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). In conjunction with the closing of the Term Loan, the Company borrowed $100,000, which was used to pay down outstanding line of credit borrowings. Further, the Company has $200,000 of additional borrowing availability under the Term Loan through July 17, 2012, which may be used for general corporate purposes, including the repayment of debt. The Term Loan initially bears interest at LIBOR plus 1.90% and requires the payment of unused commitment fees of 0.25% on the aggregate undrawn loan commitments through July 17, 2012. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Amended Syndicated Line discussed further below. As discussed in note 14, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts expected to be outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%, when fully drawn. As such, the Term Loan is initially expected to bear interest at an effective blended fixed rate of approximately 3.44%, when fully drawn (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

2010

In September 2010, as more fully discussed in note 3, the Company retired the outstanding balance of the secured variable rate construction indebtedness of $77,470 ($69,317 relating to the Atlanta Condominium Project and $8,153 relating to a related land equity) for aggregate consideration of $49,793 and recognized net gains in connection with the transaction.

In October 2010, the Company issued $150,000 of senior unsecured notes bearing interest at 4.75% and due 2017. The net proceeds from the unsecured notes were used to repay amounts outstanding under the Company’s revolving credit facilities and to repay $100,505 of 7.70% senior unsecured notes that matured in December 2010. The remainder of the proceeds was used for general corporate purposes.

Unsecured lines of credit

At December 31, 2011, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line had a stated interest rate of LIBOR plus 2.30% at December 31, 2011, matured in January 2014 and was provided by a syndicate of eight financial institutions. The Syndicated Line required the payment of annual facility fees equal to 0.45% of the aggregate loan commitments. In January 2012, the Company amended its $300,000 unsecured line of credit (the “Amended Syndicated Line”). The Amended Syndicated Line has a current stated interest rate of LIBOR plus 1.40% and is provided by a syndicate of eleven financial institutions. The Amended Syndicated Line currently requires the payment of annual facility fees of 0.30% of the aggregate loan commitments. The Amended Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Amended Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Amended Syndicated Line also included a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Amended Syndicated Line, depending on market conditions. The credit agreement for the Amended Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Amended Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Amended Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At December 31, 2011, letters of credit to third parties totaling $650 had been issued for the account of the Company under this facility.

Additionally, at December 31, 2011, the Company had a $30,000 unsecured line of credit that carried an interest rate of LIBOR plus 2.30% and matured in 2014. In January 2012, the Company amended the $30,000 unsecured line of credit

Post Properties, Inc.	84
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(the “Amended Cash Management Line”). The Amended Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Amended Syndicated Line.

In connection with the financing of the Term Loan and the refinancing of the Amended Syndicated Line and the Amended Cash Management Line in January 2012, the Company incurred fees and expenses of approximately $5,248.

Debt compliance and other

The Company’s Amended Syndicated Line, Amended Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at December 31, 2011.

The aggregate net book value at December 31, 2011 of property pledged as collateral for indebtedness amounted to approximately $397,597.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. In 2011 and 2010, sales of common stock under this program totaled 3,409 and 41 shares, respectively, for net proceeds of $135,651 and $1,121, respectively. The Company’s proceeds are contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2012. There were no shares of common stock repurchased in 2011, 2010 or 2009 under this program or the previous stock repurchase program which expired December 2010. The Company made repurchases of preferred stock under these programs in 2011 and 2010 as described below.

In 2009, the Company completed a public offering of 4,025 shares of its common stock at a price of $17.75 per share. The offering generated proceeds of approximately $68,098 after deducting the underwriting discount and offering expenses. The Company used a portion of the net proceeds to repay and repurchase indebtedness. The remaining net proceeds were used for general corporate purposes.

Preferred stock

At December 31, 2011, the Company had one outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price (1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)
Series A	868	$50.00	10/01/26	$50.00	8-1/2%	$4.25

(1)	The redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.

Post Properties, Inc.	85
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

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

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,840 was in excess of its net book value of $2,935. At December 31, 2010, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,192 was in excess of its net book value of $3,090. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

In 2011, 2010 and 2009, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of noncontrolling interests:

	Year ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$25,466	$(6,960)	$(87,057)
Income from discontinued operations	-	-	83,834

Net income (loss) available to the Company	$25,466	$(6,960)	$(3,223)

A roll-forward of activity relating to the Company’s redeemable common units for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
Redeemable common units, beginning of period	$6,192	$3,402	$4,410
Comprehensive income (loss)	54	(51)	(38)
Conversion of redeemable common units for shares	(547)	(74)	(772)
Adjustment for ownership interest of redeemable common units	466	7	(129)
Stock-based compensation	7	11	20
Distributions to common unitholders	(136)	(137)	(157)
Adjustment to redemption value of redeemable common units	804	3,034	68

Redeemable common units, end of period	$6,840	$6,192	$3,402

Post Properties, Inc.	86
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6.	COMPANY EARNINGS PER SHARE

In 2011, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) from continued operations available to common shareholders of the Company was as follows:

	Year ended December 31,
	2011	2010	2009
Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$25,595	$(6,991)	$(95,727)
Noncontrolling interests - consolidated real estate entities	(67)	(20)	8,218
Noncontrolling interests - Operating Partnership	(62)	51	452
Preferred stock dividends	(4,455)	(7,503)	(7,637)
Preferred stock redemption costs	(1,757)	(44)	-
Unvested restricted stock (allocation of earnings)	(59)	65	29

Income (loss) from continuing operations available to common shareholders	$19,195	$(14,442)	$(94,665)

Common shares (denominator):
Weighted average shares outstanding - basic	50,420	48,483	45,179
Dilutive shares from stock options	388	-	-

Weighted average shares outstanding - diluted	50,808	48,483	45,179

Per-share amount:
Basic	$0.38	$(0.30)	$(2.10)

Diluted	$0.38	$(0.30)	$(2.10)

Stock options to purchase 531, 1,916 and 2,516 shares of common stock in 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER SHARE

In 2011, 2010 and 2009, a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) from continuing operations available to common unitholders of the Operating Partnership was as follows:

	Year ended December 31,
	2011	2010	2009
Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$25,595	$(6,991)	$(95,727)
Noncontrolling interests - consolidated real estate entities	(67)	(20)	8,218
Preferred unit distributions	(4,455)	(7,503)	(7,637)
Preferred unit redemption costs	(1,757)	(44)	-
Unvested restricted stock (allocation of earnings)	(59)	65	29

Income (loss) from continuing operations available to common unitholders	$19,257	$(14,493)	$(95,117)

Common units (denominator):
Weighted average units outstanding - basic	50,584	48,655	45,382
Dilutive units from stock options	388	-	-

Weighted average units outstanding - diluted	50,972	48,655	45,382

Per-unit amount:
Basic	$0.38	$(0.30)	$(2.10)

Diluted	$0.38	$(0.30)	$(2.10)

Stock options to purchase 531, 1,916 and 2,516 shares of common stock in 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Post Properties, Inc.	87
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In 2010, the Company recorded an impairment charge of $34,691 to write down the Austin Condominium Project to its estimated fair value. The estimated fair value of the project was derived from the discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering current market conditions in the Austin market at that time (see notes 2 and 14). The Company also recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see note 14).

In 2010, the Company also recorded impairment losses of $5,492 through its equity in earnings of unconsolidated entities related to the distribution of the Atlanta Condominium Project to the Company at fair value (see note 3).

In 2009, the Company recorded aggregate impairment charges of $74,733 through its equity in earnings of unconsolidated entities to write-down the carrying value of its investment in the unconsolidated Atlanta Condominium Project and $9,658 related to an adjacent parcel of land and infrastructure (see note 3). In 2009, the Company also recorded severance charges of $4,764 related to a headcount reduction, partially offset by income of $915 related to a reduction in estimated costs associated with hurricane damage sustained in 2008.

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Accrued severance charges, beginning of period	$5,441	$7,671	$9,405
Payments for period	(2,238)	(2,671)	(2,292)
Interest accretion	315	441	558

Accrued severance charges, end of period	$3,518	$5,441	$7,671

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (two to five years).

9.	INCOME TAXES

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

The Operating Partnership files tax returns as a limited partnership under the Code. As a partnership, the income and losses of the Operating Partnership are allocated to its partners, including the Company, for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been in the accompanying Operating Partnership financial statements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment

Post Properties, Inc.	88
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

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

As of December 31, 2011 and 2010, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2011 and 2010 were not material to the Company’s results of operations, cash flows or financial position.

Reconciliation of net income (loss) available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income (loss) and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income (loss) in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income (loss) to taxable income for 2011, 2010 and 2009 is detailed below:

	2011 (Estimate)	2010 (Actual)	2009 (Actual)
Net income (loss) available to the Company	$25,466	$(6,960)	$(3,223)
Add (subtract) net loss (income) of taxable REIT subsidiaries	(853)	11,145	78,393

Adjusted net income (loss) available to the Company	24,613	4,185	75,170
Book/tax depreciation difference	(2,647)	(1,693)	929
Book/tax difference on gains from real estate sales	-	(4,264)	998
Book/tax difference on stock-based compensation	(5,108)	(2,784)	844
Book/tax difference relating to real estate asset carrying values	-	(10,848)	(31,504)
Other book/tax differences, net	(4,821)	(1,707)	(3,793)

Taxable income of the Company before allocation of taxable capital gains	12,037	(17,111)	42,644
Income taxable as capital gains	-	-	(75,670)

Taxable ordinary income (loss) of the Company	$12,037	$(17,111)	$(33,026)

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for 2011, 2010 and 2009:

	2011		2010		2009
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Capital gains	$-	-%	$-	-%	$0.51	63.2%
Unrecaptured Section 1250 gains	-	-	-	-	0.04	5.3
Ordinary income	0.23	28.0	-	-	-	-
Return of capital	0.59	72.0	0.80	100.0	0.25	31.5

	$0.82	100.0%	$0.80	100.0%	$0.80	100.0%

(1)	The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ.

Post Properties, Inc.	89
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

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

As of December 31, 2011, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was higher than the net assets as reported in the Company’s consolidated financial statements by $59,804.

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. The components of income tax expense and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the discussion and table below.

Income tax expense (benefit) of the TRSs for 2011, 2010 and 2009 is comprised of the following:

	2011	2010	2009
Current tax expense (benefit)	$(470)	$(587)	$(188)
Deferred tax expense (benefit)	-	1,090	413

Total income tax expense (benefit)	$(470)	$503	$225

In 2011, the income tax benefit resulted from adjustments of prior year state tax provisions based on filed tax returns. No deferred tax provision (benefit) was recognized for temporary differences originating or reversing in 2011, 2010 and 2009 based on a determination that aggregate deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2010 and 2009, deferred tax expense primarily resulted from an adjustment to the Company’s valuation allowances resulting from actual or expected carryback claims to prior years. Net valuation allowances increased approximately $443, $6,459 and $29,876 in 2011, 2010 and 2009, respectively.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2011 and 2010, net deferred tax assets totaled $60,197 and $59,754, respectively. At December 31, 2011 and 2010, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

Other than the impact of state income taxes and the change in valuation allowances for all net deferred tax asset temporary differences, the income tax expense of the TRSs for 2011, 2010 and 2009 was consistent with the federal statutory rate of 35%.

10.	STOCK-BASED COMPENSATION PLANS

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership.

Post Properties, Inc.	90
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year ended December 31,
	2011	2010	2009
Dividend yield	2.2%	4.4%	6.6%
Expected volatility	42.4%	41.6%	35.4%
Risk-free interest rate	2.7%	2.8%	2.2%
Expected option term (years)	6.0 years	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $2,004, $2,309 and $3,040 in 2011, 2010 and 2009, respectively. At December 31, 2011, there was $1,861 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of restricted shares vested in 2011, 2010 and 2009 was $4,246, $3,561 and $2,281, respectively.

A summary of the activity related to the Company’s restricted stock for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011		2010		2009
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested share, beginning of period	129	$19	132	$21	128	$33
Granted (1)	52	38	98	20	127	13
Vested	(97)	21	(101)	22	(120)	26
Forfeited	-	-	-	-	(3)	22

Unvested shares, end of period	84	29	129	19	132	21

(1)	The total value of the restricted share grants in 2011, 2010 and 2009 was $2,012, $2,002 and $1,708, respectively.

Post Properties, Inc.	91
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. In 2011, 2010 and 2009, the Company recorded compensation expense related to stock options of $379, $317 and $1,198, respectively, recognized under the fair value method. At December 31, 2011, there was $364 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of stock option activity under all plans in 2011, 2010 and 2009, is presented below:

	Year ended December 31,
	2011		2010		2009
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,068	$31	2,516	$31	2,382	$34
Granted	25	37	66	18	346	12
Exercised	(582)	30	(267)	20	-	-
Expired	(10)	39	(247)	38	(212)	36

Options outstanding, end of period (1)	1,501	31	2,068	31	2,516	31

Options exercisable, end of period (1)	1,348	33	1,834	33	2,220	33

Options vested and expected to vest, end of period (1)	1,494	31	2,057	31	2,503	31

Weighted average fair value of options granted during the period	$13.18		$5.08		$2.09

(1)

At December 31, 2011, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $19,450, $15,511 and $19,238, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.2 years, 2.7 years and 3.2 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised in 2011, 2010 and 2009 and was $5,525, $2,827 and $0, respectively.

At December 31, 2011, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $27.98	790	$23	3.1	662	$25
$28.82 - $48.00	711	40	3.4	686	41

Total	1,501	31	3.2	1,348	33

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $198, $384 and $281 in 2011, 2010 and 2009, respectively.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the

Post Properties, Inc.	92
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2011, 2010 and 2009. Company contributions of $639, $655 and $700 were made to the 401K Plan in 2011, 2010 and 2009, respectively. Contributions are made in the Company’s common stock.

12.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases expiring in 2038 and 2074 for two separate operating communities as well as to other facility, office, equipment and other operating leases with terms expiring through 2057. One of the ground leases contains stated rent increases that generally compensate for the impact of inflation. The other ground lease does not contain any escalating payments. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2011, were as follows:

2012	$916
2013	697
2014	583
2015	576
2016	589
2017 and thereafter	66,256

The Company incurred $3,691, $5,202 and $6,025 of rent expense, including rent expense under short-term rental and lease arrangements, in 2011, 2010 and 2009, respectively.

In June 2011, the Company acquired the land under its Post Renaissance® apartment community for approximately $6,670 and the former ground leases associated with the land were terminated.

In 2010, the land under the Company’s and Federal Realty Investment Trust’s (“Federal”) Pentagon Row project was transferred to the Company and Federal pursuant to a final court order, and the former ground leases were terminated. The Company paid approximately $8,800 for its interest in the property, which for financial reporting purposes was offset by a similar amount of accrued straight-line ground rent, previously recorded relating to the former ground leases. Other than the recognition of income of approximately $723 from the reimbursement of a portion of the ground lease payments the Company incurred subsequent to the initial court ruling, the Company recognized no additional gain (loss) as a result of this transaction.

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

Post Properties, Inc.	93
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

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

13.	RELATED PARTY TRANSACTIONS

In 2011, 2010 and 2009, the Company held investments in Apartment LLC’s accounted for under the equity method of accounting (see note 3). In 2011, 2010 and 2009, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,978, $3,894 and $3,489, respectively, from these related companies. The Company’s portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2010, the Company had outstanding loan balances to certain current and former company executives totaling $165. These loans matured in 2011. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2010, the Company had outstanding an additional loan to a company executive totaling $100. As the executive was continuously employed by the Company, the loan was forgiven annually over a ten year period that ended in 2011. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years in the period ended December 31, 2011.

14.	FAIR VALUE MEASURES AND FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2011. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.

In 2010, the Company wrote down the carrying value of the Austin Condominium Project to its estimated fair value of $85,378 using level 3 inputs, primarily using a discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering current market conditions in the Austin market at that time, and recorded impairment charges of $34,691 (see note 2). In addition, in 2010, the Company wrote down the carrying value of a land parcel classified as held for sale to its estimated fair value of $3,177, using level 3 inputs, and recorded an impairment charge of $400.

Also in 2010, an unconsolidated entity distributed net condominium assets and construction indebtedness to the Company in settlement of the Company’s equity investment in the entity (see note 3). Immediately prior to their distribution to the Company, the condominium assets and construction indebtedness were written down to their fair values of $28,402 and $44,553, respectively. The condominium assets were valued using level 3 inputs, primarily a discounted cash flow model, and the construction indebtedness was valued using level 2 inputs, primarily comparable market data. In addition, the Company recorded other assets and accrued liabilities of $6,144 at fair value related to a contractual license fee obligation associated with the same transaction. The contractual obligation was valued using level 3 inputs, primarily a discounted cash flow model.

Post Properties, Inc.	94
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, in January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it will require the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR), (together, the “Interest Rate Swaps”). The Interest Rate Swaps will serve as cash flow hedges of amounts expected to be outstanding under the Company’s variable rate Term Loan (see note 4) entered into in January 2012 and are expected to provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, once fully drawn, of approximately 3.44% (subject to any adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at December 31, 2011 were valued as net liabilities of $2,641 primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives at December 31, 2011. The $2,641 is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2011. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. The Interest Rate Swaps had no impact on consolidated results of operations in 2011. The amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $1,649 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Amended Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company were required to terminate the Interest Rate Swaps and settle the obligations thereunder as of December 31, 2011, the termination payment by the Company would have been approximately $2,355.

In 2009, the Company early terminated an interest rate swap arrangement in conjunction with the early extinguishment of associated hedge indebtedness and recognized a loss of $1,161. The loss was included in the net loss on debt extinguishment on the consolidated statement of operations in 2009. Prior to its termination, the Company recognized other income of $874 resulting from the change in the market value of the ineffective interest rate arrangement. Further in 2009, the Company recorded additional interest expense of $658 related to the amortization of accumulated unrecognized losses related to interest rate swaps associated with the hedged indebtedness prior to the swap termination and repayment of the hedge indebtedness.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2011, the fair value of fixed rate debt was approximately $885,455 (carrying value of $835,443) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $137,495 (carrying value of $135,000). At December 31, 2010, the fair value of fixed rate debt was approximately $1,066,695 (carrying value of $1,033,249). There was no variable rate debt outstanding at December 31, 2010. Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

Post Properties, Inc.	95
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In addition, the Company has recorded a contractual license fee obligation associated with one of its condominium communities at fair values of $5,348 and $5,716 at December 31, 2011 and 2010, respectively. The contractual obligation was valued using Level 3 inputs, primarily a discounted cash flow model.

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

•	Acquired communities – those communities acquired in the current or prior year.

•	Condominium conversion and other communities – those portions of existing apartment communities converted into condominiums that are reflected in continuing operations under ASC Topic 360.

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

Post Properties, Inc.	96
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2011, 2010 and 2009. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2011	2010	2009
Revenues
Fully stabilized communities	$261,854	$247,856	$248,719
Communities stabilized during 2010	20,522	15,538	5,072
Acquired communities	117	-	-
Condominium conversion and other communities	-	-	131
Other property segments	21,905	20,749	21,329
Other	918	995	1,072

Consolidated revenues	$305,316	$285,138	$276,323

Contribution to Property Net Operating Income
Fully stabilized communities	$159,545	$146,172	$145,487
Communities stabilized during 2010	11,955	7,595	438
Acquired communities	70	-	-
Condominium conversion and other communities	-	-	73
Other property segments, including corporate management expenses	418	(1,002)	(2,405)

Consolidated property net operating income	171,988	152,765	143,593

Interest income	1,021	841	245
Other revenues	918	995	1,072
Depreciation	(75,263)	(74,497)	(74,442)
Interest expense	(56,791)	(54,613)	(52,377)
Amortization of deferred financing costs	(2,797)	(2,987)	(3,079)
General and administrative	(16,100)	(16,443)	(16,296)
Investment and development	(1,161)	(2,415)	(4,114)
Other investment costs	(1,435)	(2,417)	(2,107)
Impairment, severance and other costs	-	(35,091)	(13,507)
Gains on condominium sales activities, net	10,514	6,161	3,481
Equity in income (loss) of unconsolidated real estate entities, net	1,001	18,739	(74,447)
Other income (expense), net	619	(874)	(432)
Net gain (loss) on extinguishment of indebtedness	(6,919)	2,845	(3,317)

Income (loss) from continuing operations	25,595	(6,991)	(95,727)
Income from discontinued operations	-	-	84,238

Net income (loss)	$25,595	$(6,991)	$(11,489)

16.	OTHER INCOME (EXPENSE)

In 2011, 2010 and 2009, other expense included state franchise taxes of $600, $580 and $614, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In addition for 2011, other income (expense) primarily included a state income tax benefit of $470 relating to the true-up of a prior year tax provision, income of $475 related to the sale of a technology investment and income of $274 related to legal settlements and miscellaneous receivable recoveries. In 2010, other income (expense) also primarily included impairment losses related to the sale of certain corporate assets of $1,165 partially offset by expense reimbursements of $517 related to the settlement of a legal matter associated with a former ground lease (see note 12), income of $168 related to the sale of a technology investment and adjustments to certain prior year loss accruals of $187. Other expense in 2009 also primarily included expenses of $459 related to an exterior remediation project, the write-off of pursuit costs associated with an abandoned secured financing arrangement of $187, partially offset by non-cash income of $874 for the mark-to-market of an ineffective interest rate swap agreement.

Post Properties, Inc.	97
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

17.	SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In January 2012, the Company entered into amended syndicated line of credit and amended cash management line of credit arrangements as well as a new unsecured term loan facility, as more fully described in note 4. In addition, in January 2012, an unconsolidated entity of the Company refinanced its secured mortgage debt, as more fully discussed in note 3.

18.	COMPANY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2011 and 2010 was as follows:

	Year ended December 31, 2011
	First	Second	Third	Fourth
Revenues	$73,531	$75,424	$78,612	$77,749

Net income (loss)	3,013	9,834	8,828	3,920
Noncontrolling interests	12	(88)	(34)	(19)
Dividends to preferred shareholders	(1,689)	(922)	(922)	(922)
Preferred stock redemption costs	(1,757)	-	-	-

Net income (loss) available to common shareholders	$(421)	$8,824	$7,872	$2,979

Earnings (loss) per common share:
Net income (loss) available to common shareholders - basic	$(0.01)	$0.18	$0.15	$(0.06)
Net income (loss) available to common shareholders - diluted	$(0.01)	$0.17	$0.15	$(0.06)

	Year ended December 31, 2010
	First	Second	Third	Fourth
Revenues	$69,143	$70,831	$72,895	$72,269

Net income (loss)	(1,127)	(33,753)	23,595	4,294
Noncontrolling interests	(50)	125	(62)	18
Dividends to preferred shareholders	(1,890)	(1,878)	(1,864)	(1,871)
Preferred stock redemption costs	(8)	(37)	1	-

Net income (loss) available to common shareholders	$(3,075)	$(35,543)	$21,670	$2,441

Earnings (loss) per common share:
Net income (loss) available to common shareholders - basic	$(0.06)	$(0.73)	$0.44	$0.05
Net income (loss) available to common shareholders - diluted	$(0.06)	$(0.73)	$0.44	$0.05

In the fourth quarter of 2011, the reduction in income from continuing operations primarily resulted from a loss on the early extinguishment of indebtedness.

In the second quarter of 2010, the increased loss from continuing operations resulted from asset impairment charges. In the third quarter of 2010, the increased income from continuing operations resulted from higher equity in earnings from unconsolidated entities due to debt extinguishment gains, partially offset by asset impairment charges.

Post Properties, Inc.	98
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

19.	OPERATING PARTNERSHIP QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2011 and 2010 was as follows:

	Year ended December 31, 2011
	First	Second	Third	Fourth
Revenues	$73,531	$75,424	$78,612	$77,749

Net income (loss)	3,013	9,834	8,828	3,920
Noncontrolling interests – consolidated real estate entities	11	(58)	(9)	(11)
Distributions to preferred unitholders	(1,689)	(922)	(922)	(922)
Preferred unit redemption costs	(1,757)	-	-	-

Net income (loss) available to common unitholders	$(422)	$8,854	$7,897	$2,987

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$(0.01)	$0.18	$0.15	$0.06
Net income (loss) available to common unitholders – diluted	$(0.01)	$0.17	$0.15	$0.06

	Year ended December 31, 2010
	First	Second	Third	Fourth
Revenues	$69,143	$70,831	$72,895	$72,269

Net income (loss)	(1,127)	(33,753)	23,595	4,294
Noncontrolling interests – consolidated real estate entities	(61)	-	14	27
Distributions to preferred unitholders	(1,890)	(1,878)	(1,864)	(1,871)
Preferred unit redemption costs	(8)	(37)	1	-

Net income (loss) available to common unitholders	$(3,086)	$(35,668)	$21,746	$2,450

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$(0.06)	$(0.73)	$0.44	$0.05
Net income (loss) available to common unitholders – diluted	$(0.06)	$(0.73)	$0.44	$0.05

In the fourth quarter of 2011, the reduction in income from continuing operations primarily resulted from a loss on the early extinguishment of indebtedness.

In the second quarter of 2010, the increased loss from continuing operations resulted from asset impairment charges. In the third quarter of 2010, the increased income from continuing operations resulted from higher equity in earnings from unconsolidated entities due to debt extinguishment gains, partially offset by asset impairment charges.

Post Properties, Inc.	99
Post Apartment Homes, L.P.

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

	Description	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (2)	Date of Construction	Date Acquired

			Land	Building and Improvements		Land	Building and Improvements	Total (1)
Georgia
Post Alexander™	Apartments	$-	$7,392	$-	$49,564	$7,392	$49,564	$56,956	$8,707	04/06	N/A
Post Briarcliff™	Apartments	59,443	13,344	-	50,093	13,344	50,093	63,437	22,223	12/96	09/96
Post Brookhaven®	Apartments	-	7,921	-	37,329	7,921	37,329	45,250	23,739	07/89 - 12/92	03/89
Post Chastain®	Apartments	-	6,352	-	61,681	6,779	61,254	68,033	30,773	06/88 - 10/90	06/88
Post Crossing®	Apartments	26,688	3,951	-	22,367	3,951	22,367	26,318	11,035	04/94 - 08/95	11/93
Post Gardens®	Apartments	-	5,859	-	36,716	5,931	36,644	42,575	17,107	07/96	05/96
Post Glen®	Apartments	27,728	5,591	-	24,129	5,784	23,936	29,720	11,247	07/96	05/96
Post Parkside™	Mixed Use	-	3,402	-	21,946	3,465	21,883	25,348	8,415	02/99	12/97
Post Peachtree Hills®	Apartments	-	4,215	-	26,228	4,857	25,586	30,443	9,658	02/92 - 09/94	02/92 & 9/92
Post Renaissance®	Apartments	-	-	-	32,160	7,391	24,769	32,160	12,872	07/91 - 12/94	06/91 & 01/94
Post Riverside®	Mixed Use	-	11,130	-	119,050	12,457	117,723	130,180	52,452	07/96	01/96
Post Spring™	Apartments	-	2,105	-	41,181	2,105	41,181	43,286	15,901	09/99	09/99
Post Stratford™ (3)	Apartments	-	328	-	29,284	620	28,992	29,612	11,073	04/99	01/99
Virginia
Post Carlyle Square™	Mixed Use	-	1,043	-	57,421	3,597	54,867	58,464	8,676	12/04	N/A
Post Corners®	Apartments	40,381	4,404	-	26,646	4,493	26,557	31,050	12,261	06/94	06/94
Post Pentagon Row™	Mixed Use	-	2,359	7,659	89,814	3,470	96,362	99,832	27,306	06/99	02/99
Post Tysons Corner™	Apartments	-	20,000	65,478	5,908	20,000	71,386	91,386	16,527	N/A	06/04
Maryland
Post Fallsgrove	Apartments	-	14,801	69,179	4,573	14,801	73,752	88,553	11,632	N/A	7/06
Post Park®	Mixed Use	-	8,555	-	75,115	8,555	75,115	83,670	7,663	12/07	N/A

Post Properties, Inc.	100
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

	Description	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation (2)	Date of Construction	Date Acquired

			Land	Building and Improvements		Land	Building and Improvements	Total (1)
Texas
Post Abbey™	Apartments	$-	$575	$6,276	$2,698	$575	$8,974	$9,549	$3,130	N/A	10/97
Post Addison Circle™	Mixed Use	120,000	2,885	41,482	133,979	8,382	169,964	178,346	68,944	10/97	10/97
Post Barton Creek™	Apartments	-	1,920	24,482	3,085	1,920	27,567	29,487	4,764	N/A	03/06
Post Cole’s Corner™	Mixed Use	-	1,886	18,006	4,301	2,086	22,107	24,193	9,523	N/A	10/97
Post Eastside™	Mixed Use	-	5,735	-	51,293	5,735	51,293	57,028	7,365	10/06	N/A
Post Heights™/Gallery	Mixed Use	-	5,455	15,559	41,946	5,812	57,148	62,960	22,449	10/97	10/97
Post Katy Trail™	Mixed Use	-	7,324	40,355	-	7,324	40,355	47,679	47	N/A	12/11
Post Legacy	Mixed Use	-	684	-	36,470	811	36,343	37,154	12,790	03/99	03/99
Post Meridian™	Apartments	-	1,535	11,605	2,493	1,535	14,098	15,633	5,981	N/A	10/97
Post Midtown Square®	Mixed Use	-	4,408	1,412	56,572	3,437	58,955	62,392	20,235	10/97	10/97
Post Park Mesa™	Apartments	-	1,480	17,861	2,038	1,480	19,899	21,379	3,474	N/A	03/06
Post Rice Lofts™ (3)	Mixed Use	-	449	13,393	31,966	449	45,359	45,808	14,791	10/97	10/97
Post Sierra at Frisco Bridges™	Mixed Use	-	3,581	-	37,449	3,581	37,449	41,030	4,141	10/07	N/A
Post Square™	Mixed Use	-	4,565	24,595	3,226	4,565	27,821	32,386	10,382	N/A	10/97
Post Uptown Village™	Apartments	-	3,955	22,120	21,473	6,195	41,353	47,548	14,916	N/A	10/97
Post Vineyard™	Apartments	-	1,133	8,560	1,671	1,133	10,231	11,364	3,587	N/A	10/97
Post Vintage™	Apartments	-	2,614	12,188	2,228	2,614	14,416	17,030	5,695	N/A	10/97
Post West Austin™	Apartments	-	10,865	-	40,088	10,865	40,088	50,953	5,111	02/08	N/A
Post Worthington™	Mixed Use	-	3,744	34,700	18,577	3,744	53,277	57,021	18,175	N/A	10/97
Florida
Post Bay at Rocky Point™	Apartments	-	528	5,081	20,867	2,400	24,076	26,476	3,825	N/A	10/06
Post Harbour Place™	Mixed Use	-	3,854	-	70,693	8,312	66,235	74,547	25,924	03/97	01/97
Post Hyde Park®	Apartments	45,960	3,498	-	43,579	9,680	37,397	47,077	14,475	09/94	07/94
Post Lake at Baldwin Park®	Apartments	-	17,500	56,702	2,454	17,500	59,156	76,656	8,139	N/A	07/07
Post Parkside™	Mixed Use	-	2,493	-	36,793	2,493	36,793	39,286	13,069	03/99	03/99
Post Rocky Point®	Apartments	53,736	10,510	-	72,726	10,567	72,669	83,236	30,421	04/94 - 11/96	02/94 & 09/96

Post Properties, Inc.	101
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

	Description	Related Encumbrances	Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period					Accumulated Depreciation (2)	Date of Construction	Date Acquired

			Land	Building and Improvements		Land	Building and Improvements		Total (1)
New York
Post Luminaria™	Mixed Use	$34,519	$4,938	$-	$42,190	$4,938	$42,190		$47,128		$14,550	03/01	03/01
Post Toscana™	Mixed Use	51,213	15,976	-	77,833	17,156	76,653		93,809		17,368	01/02	01/02
North Carolina
Post Ballantyne	Apartments	-	6,400	30,850	3,323	6,400	34,173		40,573		7,855	11/04	05/05
Post Gateway Place™	Mixed Use	-	2,424	-	64,048	3,481	62,991		66,472		20,829	11/00	08/99
Post Park at Phillips Place®	Mixed Use	-	4,305	-	41,354	4,307	41,352		45,659		18,485	01/96	11/95
Post Uptown Place™	Mixed Use	-	2,336	-	30,213	2,363	30,186		32,549		10,439	09/98	09/98
Miscellaneous Investments (4)		-	80,782	1,304	106,922	83,499	105,509		189,008		26,871

Total		$459,668	$343,089	$528,847	$1,915,753	$382,252	$2,405,437	(5)	$2,787,689	(5)	$767,017

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,736,932 at December 31, 2011, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)

Depreciation is computed on a straight-line basis over the useful lives of the properties: buildings – 40 years, other building and land improvements – 20 years, and furniture, fixtures and equipment – 5 years.

(3)	The Company has a leasehold interest in the land underlying these communities.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.
(5)	This total excludes for-sale condominiums and assets held for sale of $54,845 and $0, respectively, at December 31, 2011.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2011	2010	2009
Real estate investments
Balance at beginning of year	$2,652,630	$2,726,046	$2,537,258
Improvements	135,623	82,676	200,506
Asset impairment charges (a)	-	(34,691)	(9,658)
Disposition of property (b)	(564)	(121,401)	(2,060)

Balance at end of year	$2,787,689	$2,652,630	$2,726,046

Accumulated depreciation
Balance at beginning of year	$692,514	$625,391	$553,814
Depreciation (c)	74,678	73,628	73,559
Accumulated depreciation on disposed property	(175)	(6,505)	(1,982)

Balance at end of year	$767,017	$692,514	$625,391

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded in 2010 and 2009.
(b)	Represents reductions for assets classified as held for sale, including for-sale condominiums in 2011 and 2010, and other asset retirements.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.

Post Properties, Inc.	102
Post Apartment Homes, L.P.

(b)	Exhibits

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

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(u)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(u)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(u)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(u)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21(u)*		Employment and Change in Control Agreement with S. Jamie Teabo
10.21(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.23(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.24(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.25(o)	-

Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among Post Apartment Homes, L.P., the financial institutions party thereto and their assignees, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association

10.27(t)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(e)	-	Underwriting Agreement among the Operating Partnership, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc.

Post Properties, Inc.	103
Post Apartment Homes, L.P.

10.31(r)	-	Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank
10.32		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.33

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

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

The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.

Post Properties, Inc.	104
Post Apartment Homes, L.P.

(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2010 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 9, 2010 and incorporated herein by reference.

Post Properties, Inc.	105
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 27, 2012	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2012

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 27, 2012

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2012

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2012

/s/ Russell R. French Russell R. French	Director	February 27, 2012

/s/ Dale A. Reiss Dale A. Reiss	Director	February 27, 2012

/s/ Stella F. Thayer Stella F. Thayer	Director	February 27, 2012

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2012

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2012

Post Properties, Inc.	106
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)
By: Post G.P. Holdings, Inc., as General Partner

February 27, 2012	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2012

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 27, 2012

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2012

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2012

/s/ Russell R. French Russell R. French	Director	February 27, 2012

/s/ Dale A. Reiss Dale A. Reiss	Director	February 27, 2012

/s/ Stella F. Thayer Stella F. Thayer	Director	February 27, 2012

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2012

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2012

Post Properties, Inc.	107
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No. Description

3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(s)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(u)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(u)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(u)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(u)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21(u)*		Employment and Change in Control Agreement with S. Jamie Teabo
10.21(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.23(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.24(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.25(o)	-

Second Amended and Restated Credit Agreement, dated as of January 21, 2011, by and among Post Apartment Homes, L.P., the financial institutions party thereto and their assignees, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association

10.27(t)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(v)	-	Distribution Agreement, dated February 9, 2010 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(e)	-	Underwriting Agreement among the Operating Partnership, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc.
10.31(r)	-	Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank
10.32		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

Post Properties, Inc.	108
Post Apartment Homes, L.P.

10.33

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

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

The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2010 and incorporated herein by reference.

Post Properties, Inc.	109
Post Apartment Homes, L.P.

(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 9, 2010 and incorporated herein by reference.

Post Properties, Inc.	110
Post Apartment Homes, L.P.