Form 10-Q
period 2012-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2012-05-09
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

53,701,988 shares of common stock outstanding as of April 30, 2012.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2012, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of March 31, 2012, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at March 31, 2012). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings (loss) per share for the Company

•	Computation of earnings (loss) per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate assets
Land	$299,720	$299,720
Building and improvements	2,089,259	2,085,929
Furniture, fixtures and equipment	253,753	251,663
Construction in progress	126,523	94,981
Land held for future development	50,982	55,396

	2,820,237	2,787,689
Less: accumulated depreciation	(785,996)	(767,017)
For-sale condominiums	48,767	54,845

Total real estate assets	2,083,008	2,075,517
Investments in and advances to unconsolidated real estate entities	5,667	7,344
Cash and cash equivalents	9,535	13,084
Restricted cash	6,280	5,126
Deferred financing costs, net	10,556	6,381
Other assets	30,335	31,612

Total assets	$2,145,381	$2,139,064

Liabilities and equity
Indebtedness	$939,263	$970,443
Accounts payable, accrued expenses and other	70,724	72,102
Investments in unconsolidated real estate entities	16,053	15,945
Dividends and distributions payable	11,837	11,692
Accrued interest payable	10,594	5,185
Security deposits and prepaid rents	10,143	9,334

Total liabilities	1,058,614	1,084,701

Redeemable common units	7,086	6,840

Commitments and contingencies

Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 53,654 and 53,002 shares issued and 53,654 and 52,988 shares outstanding at March 31, 2012 and December 31, 2011, respectively	536	530
Additional paid-in-capital	1,076,439	1,053,612
Accumulated earnings	8,818	-
Accumulated other comprehensive income (loss)	(2,632)	(2,633)

	1,083,170	1,051,518
Less common stock in treasury, at cost, 100 and 113 shares at March 31, 2012 and December 31, 2011, respectively	(3,439)	(4,000)

Total Company shareholders’ equity	1,079,731	1,047,518
Noncontrolling interests – consolidated property partnerships	(50)	5

Total equity	1,079,681	1,047,523

Total liabilities and equity	$2,145,381	$2,139,064

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Rental	$75,655	$69,093
Other property revenues	4,399	4,222
Other	222	216

Total revenues	80,276	73,531

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,637	32,617
Depreciation	19,341	18,752
General and administrative	4,285	4,116
Investment and development	480	478
Other investment costs	306	494

Total expenses	59,049	56,457

Operating income	21,227	17,074

Interest income	51	92
Interest expense	(11,645)	(14,475)
Amortization of deferred financing costs	(661)	(647)
Net gains on condominium sales activities	6,904	744
Equity in income of unconsolidated real estate entities, net	6,446	209
Other income (expense), net	(156)	16
Net loss on extinguishment of indebtedness	(301)	-

Net income	21,865	3,013
Noncontrolling interests - consolidated real estate entities	(6)	11
Noncontrolling interests - Operating Partnership	(59)	1

Net income available to the Company	21,800	3,025
Dividends to preferred shareholders	(922)	(1,689)
Preferred stock redemption costs	-	(1,757)

Net income (loss) available to common shareholders	20,878	(421)

Per common share data - Basic
Net income (loss) available to common shareholders	$0.39	$(0.01)

Weighted average common shares outstanding - basic	53,087	49,041

Per common share data - Diluted
Net income (loss) available to common shareholders	$0.39	$(0.01)

Weighted average common shares outstanding - diluted	53,493	49,041

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$21,865	$3,013
Net change in derivative financial instruments	1	-

Total comprehensive income	21,866	3,013
Comprehensive (income) loss attributable to noncontrolling interests:
Consolidated real estate entities	(6)	11
Operating Partnership	(59)	1

Total Company comprehensive income	$21,801	$3,025

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2012
Equity & Accum. Earnings, December 31, 2011	$9	$530	$1,053,612	$-	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	-	-	-	21,800	1	-	21,801	6	21,807
Sales of common stock, net	-	3	13,979	-	-	-	13,982	-	13,982
Employee stock purchase, stock option and other plan issuances	-	3	8,234	-	-	422	8,659	-	8,659
Conversion of redeemable common units for shares	-	-	83	-	-	139	222	-	222
Adjustment for ownership interest of redeemable common units	-	-	(184)	-	-	-	(184)	-	(184)
Stock-based compensation	-	-	715	-	-	-	715	-	715
Dividends to preferred shareholders	-	-	-	(922)	-	-	(922)	-	(922)
Dividends to common shareholders ($0.22 per share)	-	-	-	(11,804)	-	-	(11,804)	-	(11,804)
Distributions to noncontrolling interests – consolidated real estate entities	-	-	-	-	-	-	-	(61)	(61)
Adjustment to redemption value of redeemable common units	-	-	-	(256)	-	-	(256)	-	(256)

Equity & Accum. Earnings, March 31, 2012	$9	$536	$1,076,439	$8,818	$(2,632)	$(3,439)	$1,079,731	$(50)	$1,079,681

2011
Equity & Accum. Earnings, December 31, 2010	$29	$489	$965,691	$4,577	$-	$(3,696)	$967,090	$205	$967,295
Comprehensive income (loss)	-	-	-	3,025	-	-	3,025	(11)	3,014
Sales of common stock, net	-	4	15,496	-	-	-	15,500	-	15,500
Employee stock purchase, stock option and other plan issuances	-	4	11,523	-	-	415	11,942	-	11,942
Adjustment for ownership interest of redeemable common units	-	-	(5)	-	-	-	(5)	-	(5)
Redemption of preferred stock	(20)	-	(49,613)	-		-	(49,633)	-	(49,633)
Stock-based compensation	-	-	675	-	-	-	675	-	675
Dividends to preferred shareholders	-	-	-	(1,689)	-	-	(1,689)	-	(1,689)
Dividends to common shareholders ($0.20 per share)	-	-	(4,030)	(5,913)	-	-	(9,943)	-	(9,943)
Distributions to noncontrolling interests – consolidated real estate entities	-	-	-	-	-	-	-	(66)	(66)
Adjustment to redemption value of redeemablecommon units	-	-	(531)	-	-	-	(531)	-	(531)

Equity & Accum. Earnings, March 31, 2011	$9	$497	$939,206	$-	$-	$(3,281)	$936,431	$128	$936,559

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$21,865	$3,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,341	18,752
Amortization of deferred financing costs	661	647
Gains on sales of real estate assets, net	(6,904)	(744)
Other, net	350	584
Equity in income of unconsolidated entities, net	(6,446)	(209)
Distributions of earnings of unconsolidated entities	1,183	484
Deferred compensation	43	22
Stock-based compensation	717	677
Net loss on extinguishment of indebtedness	301	-
Changes in assets, decrease in:
Other assets	110	893
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,409	5,282
Accounts payable and accrued expenses	(4,555)	(3,375)
Security deposits and prepaid rents	(345)	(566)

Net cash provided by operating activities	31,730	25,460

Cash Flows From Investing Activities
Construction and acquisition of real estate assets	(26,468)	(14,404)
Proceeds from sales of real estate assets	17,581	14,175
Capitalized interest	(1,321)	(432)
Property capital expenditures	(5,029)	(3,558)
Corporate additions and improvements	(79)	(150)
Distributions from unconsolidated entities	7,016	-

Net cash used in investing activities	(8,300)	(4,369)

Cash Flows From Financing Activities
Lines of credit proceeds	77,891	10,975
Lines of credit repayments	(207,968)	(6,965)
Proceeds from indebtedness	100,000	-
Payments on indebtedness	(1,103)	(489)
Payments of financing costs and other	(5,083)	(3,972)
Proceeds from sales of common stock	13,982	15,500
Proceeds from employee stock purchase and stock options plans	7,977	11,265
Redemption of preferred stock	-	(49,633)
Distributions to noncontrolling interests – real estate entities	(61)	(66)
Distributions to noncontrolling interests – common unitholders	(34)	(34)
Dividends paid to preferred shareholders	(922)	(1,689)
Dividends paid to common shareholders	(11,658)	(9,780)

Net cash used in financing activities	(26,979)	(34,888)

Net decrease in cash and cash equivalents	(3,549)	(13,797)
Cash and cash equivalents, beginning of period	13,084	22,089

Cash and cash equivalents, end of period	$9,535	$8,292

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate assets
Land	$299,720	$299,720
Building and improvements	2,089,259	2,085,929
Furniture, fixtures and equipment	253,753	251,663
Construction in progress	126,523	94,981
Land held for future development	50,982	55,396

	2,820,237	2,787,689

Less: accumulated depreciation	(785,996)	(767,017)
For-sale condominiums	48,767	54,845

Total real estate assets	2,083,008	2,075,517
Investments in and advances to unconsolidated real estate entities	5,667	7,344
Cash and cash equivalents	9,535	13,084
Restricted cash	6,280	5,126
Deferred financing costs, net	10,556	6,381
Other assets	30,335	31,612

Total assets	$2,145,381	$2,139,064

Liabilities and equity
Indebtedness	$939,263	$970,443
Accounts payable, accrued expenses and other	70,724	72,102
Investments in unconsolidated real estate entities	16,053	15,945
Distributions payable	11,837	11,692
Accrued interest payable	10,594	5,185
Security deposits and prepaid rents	10,143	9,334

Total liabilities	1,058,614	1,084,701

Redeemable common units	7,086	6,840

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	11,987	11,662
Limited partner	1,026,984	995,097
Accumulated other comprehensive income (loss)	(2,632)	(2,633)

Total Operating Partnership equity	1,079,731	1,047,518
Noncontrolling interests – consolidated property partnerships	(50)	5

Total equity	1,079,681	1,047,523

Total liabilities and equity	$2,145,381	$2,139,064

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Rental	$75,655	$69,093
Other property revenues	4,399	4,222
Other	222	216

Total revenues	80,276	73,531

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,637	32,617
Depreciation	19,341	18,752
General and administrative	4,285	4,116
Investment and development	480	478
Other investment costs	306	494

Total expenses	59,049	56,457

Operating income	21,227	17,074

Interest income	51	92
Interest expense	(11,645)	(14,475)
Amortization of deferred financing costs	(661)	(647)
Net gains on condominium sales activities	6,904	744
Equity in income of unconsolidated real estate entities, net	6,446	209
Other income (expense), net	(156)	16
Net loss on extinguishment of indebtedness	(301)	-

Net income	21,865	3,013
Noncontrolling interests – consolidated real estate entities	(6)	11

Net income available to the Operating Partnership	21,859	3,024
Distributions to preferred unitholders	(922)	(1,689)
Preferred unit redemption costs	-	(1,757)

Net income (loss) available to common unitholders	$20,937	$(422)

Per common unit data – Basic
Net income (loss) available to common unitholders	$0.39	$(0.01)

Weighted average common units outstanding – basic	53,239	49,212

Per common unit data – Diluted
Net income (loss) available to common unitholders	$0.39	$(0.01)

Weighted average common units outstanding – diluted	53,645	49,212

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$21,865	$3,013
Net change in derivative financial instruments	1	—

Total comprehensive income	21,866	3,013
Comprehensive (income) loss attributable to noncontrolling interests:
Consolidated real estate entities	(6)	11

Total Operating Partnership comprehensive income	$21,860	$3,024

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

		Common Units		Accumulated Other	Total Operating	Noncontrolling Interests -
	Preferred Units	General Partner	Limited Partners	Comprehensive Income (Loss)	Partnership Equity	Consolidated Real Estate Entities	Total Equity
2012
Equity, December 31, 2011	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	922	209	20,669	1	21,801	6	21,807
Contributions from the Company related to sales of Company common stock	–	140	13,842	–	13,982	–	13,982
Contributions from the Company related to employee stock purchase, stock option and other plans	–	87	8,572	–	8,659	–	8,659
Conversion of redeemable common units	–	–	222	–	222	–	222
Adjustment for ownership interest of redeemable common units	–	–	(184)	–	(184)	–	(184)
Equity-based compensation	–	7	708	–	715	–	715
Distributions to preferred unitholders	(922)	–	–	–	(922)	–	(922)
Distributions to common unitholders ($0.22 per unit)	–	(118)	(11,686)	–	(11,804)	–	(11,804)
Distributions to noncontrolling interests - consolidated real estate entities	–	–	–	–	–	(61)	(61)
Adjustment to redemption value of redeemable common units	–	–	(256)	–	(256)	–	(256)

Equity, March 31, 2012	$43,392	$11,987	$1,026,984	$(2,632)	$1,079,731	$(50)	$1,079,681

2011
Equity, December 31, 2010	$92,963	$10,354	$863,773	$–	$967,090	$205	$967,295
Comprehensive income (loss)	1,689	13	1,323	–	3,025	(11)	3,014
Contributions from the Company related to sales of Company common stock	–	155	15,345	–	15,500	–	15,500
Contributions from the Company related to employee stock purchase, stock option and other plans	–	119	11,823	–	11,942	–	11,942
Adjustment for ownership interest of redeemable common units	–	–	(5)	–	(5)	–	(5)
Redemption of preferred units	(49,571)	–	(62)	–	(49,633)	–	(49,633)
Equity-based compensation	–	7	668	–	675	–	675
Distributions to preferred unitholders	(1,689)	–	–	–	(1,689)	–	(1,689)
Distributions to common unitholders ($0.20 per unit)	–	(100)	(9,843)	–	(9,943)	–	(9,943)
Distributions to noncontrolling interests - consolidated real estate entities	–	–	–	–	–	(66)	(66)
Adjustment to redemption value of redeemable common units	–	–	(531)	–	(531)	–	(531)

Equity, March 31, 2011	$43,392	$10,548	$882,491	$–	$936,431	$128	$936,559

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$21,865	$3,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,341	18,752
Amortization of deferred financing costs	661	647
Gains on sales of real estate assets, net	(6,904)	(744)
Other, net	350	584
Equity in income of unconsolidated entities, net	(6,446)	(209)
Distributions of earnings of unconsolidated entities	1,183	484
Deferred compensation	43	22
Equity-based compensation	717	677
Net loss on extinguishment of indebtedness	301	–
Changes in assets, decrease in:
Other assets	110	893
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,409	5,282
Accounts payable and accrued expenses	(4,555)	(3,375)
Security deposits and prepaid rents	(345)	(566)

Net cash provided by operating activities	31,730	25,460

Cash Flows From Investing Activities
Construction and acquisition of real estate assets	(26,468)	(14,404)
Proceeds from sales of real estate assets	17,581	14,175
Capitalized interest	(1,321)	(432)
Property capital expenditures	(5,029)	(3,558)
Corporate additions and improvements	(79)	(150)
Distributions from unconsolidated entities	7,016	–

Net cash used in investing activities	(8,300)	(4,369)

Cash Flows From Financing Activities
Lines of credit proceeds	77,891	10,975
Lines of credit repayments	(207,968)	(6,965)
Proceeds from indebtedness	100,000	–
Payments on indebtedness	(1,103)	(489)
Payments of financing costs and other	(5,083)	(3,972)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	21,959	26,765
Redemption of preferred units	–	(49,633)
Distributions to noncontrolling interests - real estate entities	(61)	(66)
Distributions to noncontrolling interests - non-Company common unitholders	(34)	(34)
Distributions to preferred unitholders	(922)	(1,689)
Distributions to common unitholders	(11,658)	(9,780)

Net cash used in financing activities	(26,979)	(34,888)

Net decrease in cash and cash equivalents	(3,549)	(13,797)
Cash and cash equivalents, beginning of period	13,084	22,089

Cash and cash equivalents, end of period	$9,535	$8,292

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

At March 31, 2012, the Company had interests in 21,622 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,810 apartment units at six communities currently under construction. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2012, approximately 33.4%, 23.8%, 13.0% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2012, the Company had outstanding 53,654 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 151 at March 31, 2012 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three months ended March 31, 2012 and 2011.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each condominium project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of March 31, 2012, all condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 5.6% and 5.9% for the three months ended March 31, 2012 and 2011, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $806 and $470 for the three months ended March 31, 2012 and 2011, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of March 31, 2012, there were no real estate assets held for sale.

For condominium communities, the operating results and associated gains and losses are reflected in continuing operations (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election as of January 1, 2012 to measure derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rates changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness and to its derivative financial instruments. Fair value disclosures required under ASC Topic 820 are summarized in note 14 utilizing the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the assets or liability.

Recently issued and adopted ASC guidance

The Company adopted new guidance in ASC Topic 220, “Comprehensive Income,” related to the presentation of comprehensive income as of December 31, 2011. The new guidance requires the presentation of the components of comprehensive income in one

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

continuous statement or in two separate but consecutive statements. The Company has presented a separate statement of comprehensive income in its consolidated financial statements for all periods presented. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial condition.

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
Interest paid, including interest capitalized	$7,557	$9,625
Income tax payments (refunds), net	(11)	16
Non-cash investing and financing activities:
Dividends and distributions payable	11,837	9,977
Conversions of redeemable common units	222	-
Common stock 401k matching contribution	639	655
Construction cost accruals, increase (decrease)	3,875	(1,407)
Adjustments to equity related to redeemable common units, net	(440)	(536)

2.	REAL ESTATE ACTIVITY

Acquisitions / Dispositions

The Company did not acquire any apartment communities during the three months ended March 31, 2012 or 2011. Other than the sale of an apartment community held by an unconsolidated entity in the three months ended March 31, 2012 (see note 3), there were no other sales of apartment communities or land parcels during the three months ended March 31, 2012 and 2011. At March 31, 2012, the Company did not have any apartment communities or land parcels classified as held for sale.

Condominium activities

At March 31, 2012, the Company was selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $32,246 at March 31, 2012. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $16,521 at March 31, 2012. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.”

The revenues, costs and expenses associated with consolidated condominium activities for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
Condominium revenues	$17,581	$13,675
Condominium costs and expenses	(11,289)	(12,931)

Gains on sales of condominiums, before income taxes	6,292	744
Income tax benefit	612	-

Net gains on sales of condominiums	$6,904	$744

The Company closed 19 and 12 condominium homes for the three months ended March 31, 2012 and 2011, respectively, at these condominium communities. For the three months ended March 31, 2012, the Company recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries (see note 12).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2012, the Company held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% to 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2012 and December 31, 2011, the Company’s investment in the 35% owned Apartment LLCs totaled $5,667 and $7,344, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $2,899 at March 31, 2012. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at March 31, 2012 and December 31, 2011 reflects a credit investment of $16,053 and $15,945, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2012	December 31, 2011
Real estate assets, net of accumulated depreciation of $33,887 and $32,780 at March 31, 2012 and December 31, 2011, respectively	$216,526	$217,443
Assets held for sale, net	-	28,846
Cash and other	6,479	6,526

Total assets	$223,005	$252,815

Mortgage notes payable	$177,723	$206,495
Other liabilities	2,919	2,737

Total liabilities	180,642	209,232
Members’ equity	42,363	43,583

Total liabilities and members’ equity	$223,005	$252,815

Company’s equity investment in Apartment LLCs (1)	$(10,386)	$(8,601)

(1) At March 31, 2012 and December 31, 2011, the Company’s equity investment includes its credit investments of $16,053 and $15,945, respectively, discussed above.

	Three months ended March 31,
Apartment LLCs - Income Statement Data	2012	2011
Revenues
Rental	$6,042	$5,769
Other property revenues	436	425

Total revenues	6,478	6,194

Expenses
Property operating and maintenance	2,527	2,463
Depreciation and amortization	1,606	1,473
Interest	2,367	2,526

Total expenses	6,500	6,462

Net loss from continuing operations	(22)	(268)
Gain (loss) from discontinued operations	21,607	(57)

Net income (loss)	$21,585	$(325)

Company’s share of net income in Apartment LLCs	$6,446	$209

In February 2012, one of the 35% owned Apartment LLCs sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLCs outstanding mortgage note payable of

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

$29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations for all periods presented in the financial data listed above. The Company’s equity in income of unconsolidated entities for the three months ended March 31, 2012 includes a net gain of approximately $6,055 resulting from this transaction.

At March 31, 2012, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At March 31, 2012 and December 31, 2011, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		March 31, 2012	December 31, 2011
Senior Unsecured Notes	Int.	4.75% -6.30%	2012-2017	(1)	$375,775	$375,775
Unsecured Bank Term Loan	Int.	LIBOR + 1.90% (2)	2018		100,000	-
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.40% (3)	2016		4,923	135,000
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2013-2019	(4)	458,565	459,668

Total					$939,263	$970,443

(1)	Senior unsecured notes totaling approximately $95,684 mature in 2012. The remaining unsecured notes mature between 2013 and 2017.
(2)	Represents stated rate. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility at 3.45% as of March 31, 2012.
(3)	Represents stated rate. At March 31, 2012, the weighted average interest rate was 1.64%.
(4)	There are no maturities of secured notes in 2012. These notes mature between 2013 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2012	$99,000
2013	186,606
2014	3,961
2015	124,205
2016	9,342	(1)
Thereafter	516,149

	$939,263

(1)	Includes outstanding balances on lines of credit totaling $4,923.

Debt issuances and retirements

In January 2012, the Company entered into a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). In conjunction with the closing of the Term Loan, the Company borrowed $100,000, which was used to pay down outstanding line of credit borrowings. Further, the Company has $200,000 of additional borrowing availability under the Term Loan through July 17, 2012, which may be used for general corporate purposes, including the repayment of debt. The Term Loan initially bears interest at LIBOR plus 1.90% and requires the payment of unused commitment fees of 0.25% on the aggregate undrawn loan commitments through July 17, 2012. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed further below. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts expected to be outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%, when fully drawn. As such, the Term Loan is initially expected to bear interest at an effective blended fixed rate of approximately 3.44%, when fully drawn (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured lines of credit

At March 31, 2012, the Company had a $300,000 syndicated unsecured revolving line of credit, which was amended in January 2012 (the “Syndicated Line”). The Syndicated Line has a current stated interest rate of LIBOR plus 1.40% (previously LIBOR plus 2.30%) and is provided by a syndicate of eleven financial institutions. The Syndicated Line currently requires the payment of annual facility fees of 0.30% (previously 0.45%) of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At March 31, 2012, letters of credit to third parties totaling $650 had been issued for the account of the Company under this facility.

Additionally, at March 31, 2012, the Company had a $30,000 unsecured line of credit, which was also amended in January 2012 (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

In connection with the Term Loan financing and the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company incurred fees and expenses of approximately $5,083. In connection with the refinancing of the line of credit facilities, the Company recognized an extinguishment loss of $301 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line.

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at March 31, 2012.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

The Company utilizes an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months ended March 31, 2012 and 2011, sales of common stock under this program totaled 317 and 421 shares, respectively, for net proceeds of $13,982 and $15,500, respectively. The Company’s proceeds are contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes. The Company has approximately 233 shares remaining for issuance under this program as of March 31, 2012.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2012. The Company repurchased its 7 5/8% Series B preferred stock at its redemption value of $49,571 during the three months ended March 31, 2011 under this program.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,086 was in excess of its net book value of $2,925. At December 31, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,840 was in excess of its net book value of $2,935. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
	2012	2011
Redeemable common units, beginning of period	$6,840	$6,192

Comprehensive income (loss)	59	(1)
Conversion of redeemable common units for shares	(222)	—
Adjustment for ownership interest of redeemable common units	184	5
Stock-based compensation	2	2
Distributions to common unitholders	(33)	(34)
Adjustment to redemption value of redeemable common units	256	531

Redeemable common units, end of period	$7,086	$6,695

6.	COMPANY EARNINGS PER SHARE

For the three months ended March 31, 2012 and 2011, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share was as follows:

	Three months ended March 31,
	2012	2011
Net income attributable to common shareholders (numerator):
Net income	$21,865	$3,013
Noncontrolling interests - consolidated real estate entities	(6)	11
Noncontrolling interests - Operating Partnership	(59)	1
Preferred stock dividends	(922)	(1,689)
Preferred stock redemption costs	—	(1,757)
Unvested restricted stock (allocation of earnings)	(46)	2

Net income (loss) available to common shareholders	$20,832	$(419)

Common shares (denominator):
Weighted average shares outstanding - basic	53,087	49,041
Dilutive shares from stock options	406	—

Weighted average shares outstanding - diluted	53,493	49,041

Per-share amount:
Basic	$0.39	$(0.01)

Diluted	$0.39	$(0.01)

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options to purchase 264 and 1,705 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three months ended March 31, 2012 and 2011, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per unit was as follows:

	Three months ended March 31,
	2012	2011
Net income available to common unitholders (numerator):
Net income	$21,865	$3,013
Noncontrolling interests - consolidated real estate entities	(6)	11
Preferred unit distributions	(922)	(1,689)
Preferred unit redemption costs	-	(1,757)
Unvested restricted stock (allocation of earnings)	(46)	2

Net income (loss) available to common unitholders	$20,891	$(420)

Common units (denominator):
Weighted average units outstanding - basic	53,239	49,212
Dilutive units from stock options	406	-

Weighted average units outstanding - diluted	53,645	49,212

Per-unit amount:
Basic	$0.39	$(0.01)

Diluted	$0.39	$(0.01)

Stock options to purchase 264 and 1,705 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2012. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three months ended March 31, 2012 or 2011, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, in

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it will require the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR) (together, the “Interest Rate Swaps”). The Interest Rate Swaps will serve as cash flow hedges of amounts expected to be outstanding under the Company’s variable rate Term Loan (see note 4) entered into in January 2012 and are expected to provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, once fully drawn, of approximately 3.44% (subject to any adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at March 31, 2012 and December 31, 2011 were valued as net liabilities of $2,640 and $2,641, respectively primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2012.

Interest Rate Swap / Cash Flow Hedging Instruments	Three months ended March 31, 2012
Loss recognized in other comprehensive income	$(260)
Loss reclassified from accumulated other comprehensive income into interest expense	(261)

Total	$(521)

There were no outstanding derivative financial instruments in the three months ended March 31, 2011. The amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $2,997 will be reclassified from accumulated comprehensive income (loss) to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company were required to terminate the Interest Rate Swaps and settle the obligations thereunder as of March 31, 2012, the termination payment by the Company would have been approximately $2,537.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2012, the fair value of fixed rate debt was approximately $890,803 (carrying value of $834,340) and the carrying value of variable rate debt, including the Company’s lines of credit was approximately $103,564 (carrying value of $104,923). At December 31, 2011, the fair value of fixed rate debt was approximately $885,455 (carrying value of $835,443) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $137,495 (carrying value of $135,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In addition, the Company has recorded a contractual license fee obligation associated with one of its condominium communities at fair values of $4,883 and $5,348 at March 31, 2012 and December 31, 2011, respectively. The change in the recorded license fee obligation between periods primarily reflects the payment of license fees on condominiums closed during the period. The contractual obligation was valued using Level 3 inputs, primarily a discounted cash flow model.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2011.

—

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

—	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2011.

—

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2012 and 2011. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2012	2011
Revenues
Fully stabilized communities	$73,320	$68,017
Acquired communities	1,058	-
Other property segments	5,676	5,298
Other	222	216

Consolidated revenues	$80,276	$73,531

Contribution to Property Net Operating Income
Fully stabilized communities	$45,066	$40,626
Acquired communities	584	-
Other property segments, including corporate management expenses	(233)	72

Consolidated property net operating income	45,417	40,698

Interest income	51	92
Other revenues	222	216
Depreciation	(19,341)	(18,752)
Interest expense	(11,645)	(14,475)
Amortization of deferred financing costs	(661)	(647)
General and administrative	(4,285)	(4,116)
Investment and development	(480)	(478)
Other investment costs	(306)	(494)
Gains on condominium sales activities, net	6,904	744
Equity in income of unconsolidated real estate entities, net	6,446	209
Other income (expense), net	(156)	16
Net loss on extinguishment of indebtedness	(301)	-

Net income	$21,865	$3,013

10.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Accrued severance charges, beginning of period	$3,518	$5,441
Payments for period	(547)	(494)
Interest accretion	54	78

Accrued severance charges, end of period	$3,025	$5,025

11.	STOCK-BASED COMPENSATION PLANS

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2012	2011
Dividend yield	2.0%	2.2%

Expected volatility	43.3%	42.4%

Risk-free interest rate	1.1%	2.7%

Expected option term (years)	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $559 and $500 for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $3,830 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.3 years. There were no restricted shares vested during the three months ended March 31, 2012 and 2011.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012		2011
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested share, beginning of period	84	$29	129	$19
Granted (1)	50	44	41	37

Unvested shares, end of period	134	35	170	24

(1)	The total value of the restricted share grants for the three months ended March 31, 2012 and 2011 was $2,184 and $1,532, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. For the three months ended March 31, 2012 and 2011, the Company recorded compensation expense related to stock options of $110 and $93, respectively, recognized under the fair value method. At March 31, 2012, there was $687 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.3 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the three months ended March 31, 2012 and 2011, is presented below:

	Three months ended March 31,
	2012		2011
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	1,501	$31	2,068	$31
Granted	29	44	25	37
Exercised	(267)	28	(381)	29
Expired	–	–	(7)	37

Options outstanding, end of period (1)	1,263	32	1,705	31

Options exercisable, end of period (1)	1,195	32	1,552	33

Options vested and expected to vest, end of period (1)	1,262	32	1,698	31

Weighted average fair value of options granted during the period	$15.18		$13.18

(1)

At March 31, 2012, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $18,664, $17,795 and $18,627, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.2 years, 2.9 years and 3.2 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the three months ended March 31, 2012 and 2011 and was $4,464 and $3,341, respectively.

At March 31, 2012, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $27.98	636	$24	2.7	614	$24
$28.82 - $48.00	627	41	3.8	581	41

Total	1,263	32	3.2	1,195	32

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $48 and $84 for the three months ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2012 and 2011, were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. In the three months ended March 31, 2012, the TRSs recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years upon the filing of amended tax returns to utilize net operating loss carryback claims to such years. The income tax benefit was included in condominium gains on the consolidated statement of operations as the income taxes paid in such prior years primarily resulted from condominium activities. Other than the tax benefit related to this carryback claim in 2012, the TRSs recorded no net income tax expense (benefit) for federal income taxes for the three months ended March 31, 2012 and 2011, as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2011, net deferred tax assets approximately totaled $60,197. At December 31, 2011, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable. For the three months ended March 31, 2012, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding as permitted by the Court. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company is involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

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

At March 31, 2012, the Company had interests in 21,622 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,810 apartment units in six communities currently under development. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2012, approximately 33.4%, 23.8%, 13.0% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2012, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

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

Property Operations

A gradually improving economy in the United States, favorable demographics and an outlook of modest new supply of multi-family units in the near term have contributed to improving apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 7.8% and 10.9%, respectively, in the first quarter of 2012, as compared to the first quarter of 2011. The Company’s operating results for the first quarter of 2012 and its outlook for the remainder of 2012 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2012 is based on the expectation that economic and employment conditions will continue to gradually improve. Notwithstanding, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the environment for multi-family rental development starts has been improving, and over time, the Company expects that this will impact competitive supply in the markets in which it operates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition Activity

In December 2011, the Company acquired Post Katy Trail™, a 227-unit apartment community located in Uptown Dallas, Texas for a purchase price of $48,500. The community was completed in 2010 and includes 9,080 square feet of retail space that is currently 100% leased. Operating results for the three months ended March 31, 2012 include property revenues and net operating income of $1,058 and $584, respectively, from this community.

Development Activity

The Company continues to develop five communities: (1) the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, planned to consist of 344 luxury apartment units with a total estimated development cost of approximately $95,000, (2) its Post South Lamar™ apartment community in Austin, Texas, planned to consist of 298 apartment units and approximately 8,555 square feet of retail space with a total estimated development cost of approximately $41,700, (3) the third phase of its Post Midtown Square® apartment community in Houston, Texas, planned to consist of 124 apartment units and approximately 10,864 square feet of retail space with a total estimated development cost of approximately $21,800, (4) its third phase of Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, and (5) Post Parkside™ at Wade, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 392 luxury apartment units, and approximately 18,148 square feet of retail space, with a total estimated development cost of approximately $55,000. Additionally, during the first quarter of 2012, the Company commenced development on its Post Richmond Avenue™ apartment community in Houston, Texas, planned to consist of 242 units with an estimated development cost of approximately $34,300. The square footage amounts are approximate and actual amounts may vary. The Company expects to initially fund estimated future construction expenditures primarily by utilizing available borrowing capacity under its unsecured bank credit facilities and utilizing net proceeds from on-going condominium sales and its at-the-market common equity sales program.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which management believes will positively influence conditions in employment and the local real estate markets. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at March 31, 2012, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that condominium market conditions will remain muted in the near term, and the pace of condominium sales and closings will remain modest during 2012. However, the pace of condominium sales activity increased moderately during the first quarter of 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As of May 4, 2012, the Company had 8 units under contract and 97 units closed at the Austin Condominium Project and had 15 units under contract and 42 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

At March 31, 2012, the Company’s investment in these two condominium projects totaled $48,767 as reflected on its consolidated balance sheet.

Risk of future condominium impairment losses

The Company recorded impairment losses in prior years related to the Austin Condominium Project and the Atlanta Condominium Project. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and an adjacent land site. The Company evaluated the fair value of the Austin Condominium Project and the Atlanta Condominium Project as of March 31, 2012, and determined that no additional impairment existed as of that date. The model assumptions used to determine the fair value of these projects were based on current cash flow projections over the remaining expected sell-out periods and using market discount rates, which reflect the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

The following discussion should be read in conjunction with all of the accompanying consolidated financial statements appearing elsewhere in this report. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2012, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding the use of proceeds from, outstanding borrowings under and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2012 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2012 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2012, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, expectations regarding the recovery of income taxes paid in prior years and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K for the year ended December 31, 2011 (the “Form 10-K);
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with the Company’s real estate development and construction;
•	Uncertainties associated with the timing and amount of apartment community sales;
•	Exposure to economic and other competitive factors due to market concentration;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;
•	The effects of the Company’s leverage on its risk of default and debt service requirements;
•	The impact of a downgrade in the credit rating of the Company’s securities;
•

The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for recourse guarantees;

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;
•	The effects of any decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans;
•	The Company’s ability to maintain its current dividend level;
•	Uncertainties associated with the Company’s for-sale condominium housing business, including the timing and volume of condominium sales;
•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
•

The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

•	The Company’s ability to compete for limited investment opportunities;
•	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;
•	The success of the Company’s acquired apartment communities;
•	The Company’s ability to succeed in new markets;
•	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;
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

•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;
•	Increased costs arising from health care reform;
•	Any breach of the Company’s privacy or information security systems; and
•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 30 through 32 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the three months ended March 31, 2012. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities, and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company, if any, for the three months ended March 31, 2012 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At March 31, 2012, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a book value of $48,767 at March 31, 2012. These projects were substantially completed and began delivering and closing for-sale condominium homes in 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 8 to the consolidated financial statements for a discussion of the impairment analysis. The Company recognized impairment charges in 2010 and 2009 related to the Austin Condominium Project and the Atlanta Condominium Project and adjacent land. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

Under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues the sell-out of its two luxury condominium communities in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

The Company adopted new guidance in ASC Topic 220, “Comprehensive Income,” related to the presentation of comprehensive income as of December 31, 2011. The new guidance requires the presentation of the components of comprehensive income in one continuous statement or in two separate but consecutive statements. The Company has presented a separate statement of comprehensive income in its consolidated financial statements for all periods presented. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial condition.

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

For the three months ended March 31, 2012, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of the current and prior year and (2) one community acquired in 2011. There were no apartment communities classified as held for sale in discontinued operations at March 31, 2012.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. There were no lease-up deficits for the three months ended March 31, 2012 and 2011. The Company expects to incur lease-up deficits beginning in mid-2012, as the Company begins to deliver completed apartment units at certain of its development communities.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its fully stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income. Net operating income is reconciled to GAAP net income (loss) in the financial information accompanying the tables. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011	% Change

Rental and other property revenues
Fully stabilized communities (1)	$73,320	$68,017	7.8%
Acquired communities (2)	1,058	-	100.0%
Other property segments (3)	5,676	5,298	7.1%

	80,054	73,315	9.2%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	28,254	27,391	3.2%
Acquired communities (2)	474	-	100.0%
Other property segments, including corporate management expenses (4)	5,909	5,226	13.1%

	34,637	32,617	6.2%

Property net operating income (5)	$45,417	$40,698	11.6%

Capital expenditures (6)
Annually recurring:
Carpet	$695	$644	7.9%
Other	2,246	1,483	51.4%

Total	$2,941	$2,127	38.3%

Periodically recurring	$1,377	$1,292	6.6%

Average apartment units in service	18,343	18,116	1.3%

(1)	Communities which reached stabilization prior to January 1, 2011.
(2)	Communities acquired subsequent to January 1, 2011.
(3)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $222 and $216 for the three months ended March 31, 2012 and 2011, respectively.

(4)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,961 and $2,565 for the three months ended March 31, 2012 and 2011, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(5)	A reconciliation of property net operating income to GAAP net income (loss) is detailed below.

	Three months ended March 31,
	2012	2011
Fully stabilized community NOI	$45,066	$40,626
Property NOI from other operating segments	351	72

Consolidated property NOI	45,417	40,698

Add (subtract):
Interest income	51	92
Other revenues	222	216
Depreciation	(19,341)	(18,752)
Interest expense	(11,645)	(14,475)
Amortization of deferred financing costs	(661)	(647)
General and administrative	(4,285)	(4,116)
Investment and development	(480)	(478)
Other investment costs	(306)	(494)
Gains on condominium sales activities, net	6,904	744
Equity in income of unconsolidated real estate entities, net	6,446	209
Other income (expense), net	(156)	16
Net loss on extinguishment of indebtedness	(301)	-

Net income	$21,865	$3,013

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

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2012 to 2011 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2011. This portfolio consisted of 50 communities with 18,114 units, including 13 communities with 5,407 units (29.8%) located in Atlanta, Georgia, 14 communities with 4,559 units (25.2%) located in Dallas, Texas, 6 communities with 2,301 units (12.7%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.7%) located in Tampa, Florida, 4 communities with 1,388 units (7.7%) located in Charlotte, North Carolina and 9 communities with 2,348 units (12.9%) located in other markets. The operating performance of these communities was as follows:

	Three months ended March 31,
	2012	2011	% Change
Rental and other revenues	$73,320	$68,017	7.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	28,254	27,391	3.2%

Same store net operating income (1)	$45,066	$40,626	10.9%

Capital expenditures (2)
Annually recurring:
Carpet	$695	$644	7.9%
Other	2,111	1,385	52.4%

Total annually recurring	2,806	2,029	38.3%
Periodically recurring	531	917	(42.1)%

Total capital expenditures (A)	$3,337	$2,946	13.3%

Total capital expenditures per unit (A ÷ 18,114 units)	$184	$163	12.9%

Average economic occupancy (3)	95.8%	94.8%	1.0%

Average monthly rental rate per unit (4)	$1,320	$1,243	6.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 34 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,
	2012	2011
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$2,806	$2,029
Acquired communities	25	-
Other segments	110	98

Total annually recurring capital expenditures	$2,941	$2,127

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$531	$917
Acquired communities	-	-
Other segments	846	375

Total periodically recurring capital expenditures	$1,377	$1,292

Total revenue generating capital expenditures	$711	$139

Total property capital expenditures per statements of cash flows	$5,029	$3,558

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 95.0% and 93.4% for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, net concessions were $335 and $796, respectively, and employee discounts were $209 and $199, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

The Operating Partnership reported net income available to common unitholders of $20,937 for the three months ended March 31, 2012, compared to a net loss attributable to common unitholders of $422 for the three months ended March 31, 2011. The Company reported net income available to common shareholders of $20,878 for the three months ended March 31, 2012, compared to a net loss attributable to common shareholders of $421 for the three months ended March 31, 2011. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased equity in earnings from unconsolidated entities relating primarily from a gain on the sale of an apartment community by one of the entities, increased gains on condominium sales and lower interest expense between periods.

Rental and other revenues from property operations increased $6,739 or 9.2% from 2011 to 2012 primarily due to increased revenues from the Company’s fully stabilized communities of $5,303 or 7.8% and increased revenues of $1,058 from acquisition communities in 2012. The revenue increase from acquisition communities in 2012 reflects the acquisition of one apartment community in December 2011. The revenue increase from fully stabilized communities is discussed more fully below. The remaining revenue increase of $378 primarily reflects increased revenues from commercial properties due to the acquisition of additional retail space at the mixed-use community acquired in December 2011 and due to the lease-up of recently developed space.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,020 or 6.2% from 2011 to 2012 primarily due to increases from fully stabilized communities of $863 or 3.2%, increases of $474 from acquisition communities and increases in other segment expense, including corporate property management expenses, of $683 or 13.1%. The expense increase from fully stabilized communities is discussed below. The increase from acquisition communities reflects the acquisition of one apartment community in December 2011. The expense increase from other property segments primarily reflects increased corporate property management expenses of $396 resulting from modest increases in annual salaries and estimated cash incentive plan accruals, small headcount increases in the property services supervisory team and employee termination costs of approximately $144 in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2012 and 2011, there were no sales of wholly owned apartment communities. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended March 31, 2012 and 2011, gains on condominium sales activities were $6,904 and $744 respectively. The condominium gains in 2012 include the impact of a $612 income tax benefit resulting from the carryback of net operating losses to recover income taxes paid in prior years. The increase in condominium gains between periods reflects the impact of increased unit closings (19 closings in 2012 compared to 12 closings in 2011), the impact of improved profit margins at both condominium communities in 2012 and lower on-going condominium carrying costs. Condominium revenues increased by $3,906 between periods due to the increased unit sales discussed above. Improved profit margins primarily resulted from favorable revisions to the estimated timing and amount of estimated project revenues and costs as the sell-out process is more than one-half complete at one community and approximately one-third complete at the second community. On-going carrying costs are lower between periods as the remaining units owned by the Company have decreased resulting in somewhat lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2012.

Depreciation expense increased $589 or 3.1% from 2011 to 2012, primarily due to increased depreciation of $520 related to the one mixed-use community acquired in December 2011 and increased depreciation related to the retail component of properties that were placed in service and partially leased up in 2011.

General and administrative expenses increased $169, or 4.1%, from 2011 to 2012 primarily as a result of increased net personnel costs and expenses of $211 resulting from modest increases in compensation and estimated cash incentive plan accruals in 2012, offset somewhat by decreased employee stock purchase plan discounts, insurance expenses and civic and charitable contributions, due to the timing of the contributions between years. The decrease in employee stock purchase plan discount costs reflects lower plan utilization in 2012, compared to 2011. The decrease in insurance expenses primarily related to lower director and officer insurance costs between periods.

Investment and development expenses were generally flat from 2011 to 2012. In 2012, the capitalization of development personnel to development projects increased by $336 as the Company continued the development of five apartment communities started in prior years and due to the start of an additional development community in the first quarter of 2012. The increased development capitalization was offset by increased personnel and other costs of $338 to manage the increased development activity. As a result of the larger volume of development activity in 2012, the Company expects that gross development costs and expenses will increase, but will be largely offset by the impact of increased capitalization of such costs to related development activity in 2012.

Other investment costs decreased $188 or 38.1% from 2011 and 2012. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2012 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in 2011 and 2012.

Interest expense decreased $2,830 or 19.6% from 2011 to 2012 primarily due to reduced interest rates on outstanding borrowings and increased interest capitalization in 2012. Gross interest expense decreased by $1,941 from 2011 to 2012 primarily due to repayment of a $184,683, 6.09% secured mortgage note in the fourth quarter of 2011, offset somewhat by increased line of credit and bank term loan borrowings at effective rates ranging from approximately 1.6% to 3.5%. Increased interest capitalization on the Company’s development projects of $889 primarily related to increased interest capitalization on six apartment communities under development in 2012 compared to two communities under development in 2011. The Company expects interest expense for the full year of 2012 to be lower than in 2011 due to decreased average interest rates on outstanding borrowings resulting from debt refinancing activities in late 2011 and early 2012 and due to increased interest capitalization due to increased development cost volumes in 2012.

Equity in income of unconsolidated real estate entities was $6,446 in 2012 compared to $209 in 2011. The increase in 2012 is primarily due to the recognition of the Company’s portion of a gain, totaling $6,055, resulting from the sale of an apartment community located in Atlanta, Georgia at one of the unconsolidated entities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2012 and 2011, other income (expense) included estimated state franchise taxes. For 2011, other income (expense) also included income of $150 related to the settlement of a legal claim related to work performed at one of the Company’s apartment communities.

Annually recurring and periodically recurring capital expenditures increased $899 or 26.3% from 2011 to 2012. The increase in periodically recurring capital expenditures of $85 primarily reflects the timing of capital projects between years. In 2012, increases primarily reflect parking deck improvements and tenant improvement and leasing commissions at an office property, compared to two apartment communities with window replacement and structural and parking deck improvements in 2011. For the full year 2012, the Company expects periodically recurring capital expenditures to be somewhat consistent with 2011. The increase in annually recurring capital expenditures of $814 primarily reflects the timing of increased roofing, foundation improvements and appliance expenditures in 2012. For the full year 2012, the Company expects annually recurring capital expenditures to be moderately higher than 2011.

Fully stabilized communities

Rental and other revenues increased $5,303 or 7.8% from 2011 to 2012. This increase resulted from a 6.2% increase in the average monthly rental rate per apartment unit and from a 1.0% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $4,185 between periods. Average economic occupancy increased from 94.8% in 2011 to 95.8% in 2012. The occupancy increase between periods resulted in lower vacancy losses of $488 in 2012. The remaining increase in rental and other property revenues of $630 was primarily due to somewhat higher net leasing fees and utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2012. The Company expects that rental revenues will increase moderately on a year over year basis in 2012, continuing a trend that began in late 2010. Average rental rate and occupancy increases were primarily due to increasing rental demand resulting from a gradually improving economy, a continued decline in the home ownership rate and due to a modest supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2012.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $863 or 3.2% from 2011 to 2012. This increase was primarily due to increased property tax expenses of $1,153 or 12.5% and increased maintenance expenses of $225 or 6.0%. These increases were offset primarily by decreased utility expenses of $398 or 9.3% and decreased ground rent expenses of $64 or 21.5%. The increase in property tax expenses primarily reflects increased expense accruals in 2012 due to higher expected real estate valuations by tax authorities in many of the Company’s markets. Maintenance expenses increased primarily due to increased exterior painting of $145 between periods as well as increased unit turnover costs due to the timing of these costs between periods. The decrease in utility expenses is primarily due to $239 of sales tax refunds in the Company’s Texas markets resulting from the recovery of sales taxes on certain electric bills incurred in prior years and due to generally lower utility expenses due to milder winter temperatures in most of the Company’s markets in 2012. The decrease in ground rent expenses primarily reflects the termination of a ground lease (through the acquisition of the underlying land) at one of the Company’s Atlanta communities in July 2011. See the “Outlook” section below for a discussion of expense trends for 2012.

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

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase modestly in 2012, compared to 2011.

Management expects interest expense for the full year 2012 to be meaningfully lower than in 2011 due in part to increased interest capitalization in 2012, compared to 2011, resulting from the development of apartment projects under development and construction, as well as new construction starts in 2012, and in larger part on the following capital activities: (1) $184,683 of 6.09% secured mortgage debt prepaid in December 2011, (2) $300,000 of anticipated borrowings on the Company’s new unsecured bank term loan facility through July 17, 2012, at an effective average fixed rate of approximately 3.44%, when fully drawn, (3) $95,684 of 5.45% unsecured senior notes expected to be repaid at maturity in June 2012, and (4) approximately $53,503 of 5.50% secured mortgage debt anticipated to be prepaid at par in October 2012 (such mortgage debt matures in January 2013).

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

The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures. As a result of expected additional at-the-market common equity sales, the Company expects weighted average diluted shares to increase for the full year 2012, compared to 2011. Sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

Lastly, the Company expects other income to decrease in 2012, compared to 2011, due primarily to higher tax increment financing interest and technology investment gains that were realized in 2011.

Liquidity and capital resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $25,460 for the three months ended March 31, 2011 to $31,730 for the three months ended March 31, 2012 primarily due to increased property net operating income in 2012 from fully stabilized communities and reduced interest expense in 2012. For the full year 2012, the Company expects cash flows from operating activities to increase moderately in 2012 consistent with its outlook for multi-family operating results provided above, and due to lower interest expense resulting from the refinancing of certain indebtedness and lines of credit at lower rates in late 2011 and early 2012, as discussed below, and from increased interest capitalization to development communities in 2012.

Net cash flows used in investing activities increased from $4,369 for the three months ended March 31, 2011 to $8,300 for the three months ended March 31, 2012 primarily due to increased construction and development expenditures relating to an increased development pipeline in 2012, offset somewhat by higher net proceeds from sales of condominium assets and from the sale of one apartment community in an unconsolidated entity. For the full year 2012, the Company expects to continue to incur development expenditures on current and possible new development starts. The Company does not currently expect to sell any wholly-owned apartment communities in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Net cash flows used in financing activities decreased from $34,888 for the three months ended March 31, 2011 to $26,979 for the three months ended March 31, 2012 primarily due to the net repayment of indebtedness in 2012 being somewhat lower than the redemption of the Company’s Series B preferred stock in 2011. For the full year 2012, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds from the Company’s at-the-market common equity program (discussed below), principally to fund the expected development expenditures discussed above.

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

For the three months ended March 31, 2012, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In the third quarter of 2011, the Company’s board of directors increased the quarterly dividend rate from $0.20 to $0.22 per common share. The Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.22 per share in 2012. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

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

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales for the three months ended March 31, 2012 and for the full year of 2011 were $17,581 and $59,469, respectively. In the three months ended March 31, 2012, the Company also received a distribution of net sales proceeds of $6,869 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of March 31, 2012, the Company had no apartment communities held for sale. The Company expects to generate additional net sales proceeds from the closing of condominium units at the Austin and Atlanta Condominium Projects for the remainder of 2012 (see “2012 Outlook” above where discussed further).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2012 and the full year 2011, the Company sold 317 and 3,409 shares for proceeds of $13,982 and $135,650, net of underwriter commissions paid of $286 and $2,773, respectively. As of March 31, 2012, the Company had approximately 233 shares of common stock available for future sales under the at-the-market equity program. Following the sale of the remaining shares under the program, the Company anticipates that it will make additional shares available under a new at-the-market equity program at levels consistent with the February 2010 program. Sales under the existing program or any new program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

As of March 31, 2012, the Company’s aggregate pipeline of six apartment communities under development totaled approximately $306,400, of which approximately $179,900 remained to be incurred by the Company as of March 31, 2012. The Company may also begin additional developments later in 2012. The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities as well as net proceeds from on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures.

In January 2012, the Company amended its unsecured revolving line of credit facility (the “Syndicated Line”). The Syndicated Line was provided by a syndicate of eleven financial institutions. The Syndicated Line provides for a $300,000 unsecured revolving line of credit which has a four-year term maturing in January 2016, with a one-year extension option. The credit facility has a current stated interest rate of the London Interbank Offered Rate (LIBOR) plus 1.40% and requires the payment of annual facility fees currently equal to 0.30% of the aggregate loan commitments. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. The Syndicated Line also includes an uncommitted competitive bid option for borrowings up to half of the total available loan commitments, as long as the Company maintains its investment grade credit rating. This option allows participating banks to bid to provide the Company loans at a rate which may be lower than the stated rate for syndicated borrowings, depending on market conditions. The credit facility contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility.

In January 2012, the Company also amended its unsecured revolving line of credit agreement (the “Cash Management Line”), providing for a $30,000 unsecured cash management line of credit which has a four-year term maturing in January 2016, with a one-year extension option. The Cash Management Line carries pricing and terms, including financial covenants, substantially consistent with those of the Syndicated Line described above.

In January 2012, the Company entered into a new unsecured bank term loan facility (the “Term Loan”), provided by a syndicate of eight financial institutions, which provides for a $300,000 unsecured bank term loan and has an initial six-year term maturing in January 2018, with two six-month extension options. The Term Loan has a current stated interest rate of LIBOR plus 1.90% and requires the payment of unused facility fees equal to 0.25% of the aggregate undrawn loan commitments through July 17, 2012. The Term Loan provides for the interest rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. The Term Loan contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility, and which are substantially consistent with those of the Syndicated Line described above. The Company separately entered into interest rate swap arrangements to fix the variable interest cost associated with this Term Loan, resulting in an initial effective average fixed interest rate, once fully drawn, of approximately 3.44%.

The $100,000 borrowed under the Term Loan at closing was used to pay down a portion of the outstanding balance under the revolving credit facility and to pay related fees and expenses. The remaining $200,000 available under the Term Loan is available to be used for general business purposes, including the repayment of approximately $95,684 of 5.45% senior unsecured notes that mature in June 2012 and approximately $53,503 of 5.50% secured mortgage notes that become open for prepayment at par in October 2012 (such mortgage debt matures in January 2013).

As of May 4, 2012, the Company had cash and cash equivalents of approximately $4,257. Additionally, the Company had no outstanding borrowings and $575 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan (discussed further below) and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at March 31, 2012.

Management believes it will have adequate capacity under its unsecured revolving lines of credit and Term Loan to execute its 2012 business plan and meet its short-term liquidity requirements. The Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the Company’s sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

as a percentage of total assets, as defined. There can be no assurances that such secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Stock and debt repurchase programs

In February 2010, the Company initiated an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. For the three months ended March 31, 2012 and the full year 2011, the Company sold 317 and 3,409 shares for proceeds of $13,982 and $135,650, net of underwriter commissions paid of $286 and $2,773, respectively. The Company’s proceeds are contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. There were no shares of common stock repurchased for the three months ended March 31, 2012 or for the full year of 2011 under this program. The Company repurchased its 7 5/8% Series B preferred stock at its redemption value of $49,571 during the three months ended March 31, 2011 under this program.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three months ended
	March 31,
	2012	2011
New community development and acquisition activity (1)	$31,231	$13,887
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	711	139
Other community additions and improvements (3)	1,377	1,292
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,941	2,127
Corporate additions and improvements	79	150

	$36,339	$17,595

Other Data
Capitalized interest	$1,321	$432

Capitalized development and associated costs (5)	$806	$470

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Current communities under development

At March 31, 2012, the Company had 1,810 apartment units in six communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost	Costs Incurred as of 03/31/2012	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (2)
Post Carlyle Square™—Phase II	Wash. DC	344	-	$95.0	$66.7	2Q 2012	4Q 2013
Post South Lamar™	Austin, TX	298	8,555	41.7	20.1	3Q 2012	4Q 2013
Post Midtown Square®—Phase III	Houston, TX	124	10,864	21.8	10.1	3Q 2012	4Q 2013
Post Lake® at Baldwin Park—Phase III	Orlando, FL	410	-	58.6	13.1	1Q 2013	3Q 2014
Post Parkside™ at Wade—Phase I	Raleigh, NC	392	18,148	55.0	10.5	1Q 2013	3Q 2014
Post Richmond Avenue™	Houston, TX	242	-	34.3	6.0	3Q 2013	4Q 2014

Total		1,810	37,567	$306.4	$126.5

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

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

A reconciliation of net income (loss) available to common shareholders to FFO available to common shareholders and unitholders for the three months ended March 31, 2012 and 2011 was as follows.

	Three months ended
	March 31,
	2012	2011
Net income (loss) available to common shareholders	$20,878	$(421)
Noncontrolling interests—Operating Partnership	59	(1)
Depreciation on consolidated real estate assets	19,003	18,404
Depreciation on real estate assets held in unconsolidated entities	338	359
Gains on sales of depreciable real estate assets—unconsolidated entities	(6,055)	-

Funds from operations available to common shareholders and unitholders (1)	$34,223	$18,341

Weighted average shares outstanding—basic	53,206	49,194
Weighted average shares and units outstanding—basic	53,358	49,365
Weighted average shares outstanding—diluted (2)	53,612	49,581
Weighted average shares and units outstanding—diluted (2)	53,764	49,752

(1)

For the three months ended March 31, 2012, FFO included a loss on early extinguishment of indebtedness of $301. For the three months ended March 31, 2011, FFO included $1,757 of preferred stock redemption costs.

(2)

Diluted weighted average shares and units include the impact of dilutive securities totaling 406 and 387 for the three months ended March 31, 2012 and 2011, respectively. The dilutive securities were antidilutive to the computation of income (loss) per share for the three months ended March 31, 2011, as the Company reported net loss attributable to common shareholders and unitholders for this period under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 119 and 153 for the three months ended March 31, 2012 and 2011, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2012, the Company had outstanding variable rate debt of $104,923 tied to LIBOR under its unsecured line of credit arrangements and under its bank term loan facility (see note 4 to the consolidated financial statements). In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The table below provides information, including the fair value measured in accordance with ASC Topic 815, about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For the Company’s interest rate swap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest rate swaps—variable to fixed (three) (1)	Term loan borrowings	$100,000 increasing to $230,000 (1)	1.55%	one-month LIBOR	1/19/2018	$(2,300)
Interest rate swaps—variable to fixed (one) (2)	Term loan borrowings	$70,000 (2)	1.50%	one-month LIBOR	1/19/2018	$(340)

						$(2,640)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increase to an aggregate of $230,000 in July 2012.
(2)	Cash payments under this arrangement begin in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.

Additionally, other than the renewal of the Company’s line of credit arrangements and entering into the bank term loan facility (see note 4 to consolidated financial statements) during the three months ended March 31, 2012, there were no material changes in outstanding fixed or variable rate debt arrangements for the three months ended March 31, 2012. If interest rates under the Company’s floating rate LIBOR-based borrowings outstanding as of March 31, 2012, excluding the variable rate debt effectively swapped to fixed rates under the derivative financial instruments, fluctuated by 1.0%, interest costs to the Company would increase or decrease by approximately $49 on an annualized basis.

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

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2012 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012
January 31, 2012	-	$-	-	$150,429
February 1, 2012
February 29, 2012	-	-	-	$150,429
March 1, 2012
March 31, 2012	-	-	-	$150,429

Total	-	$-	-	$150,429

(1)

In the fourth quarter of 2010, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and U.S. Bank National Association, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and U.S. Bank National Association, as Trustee
10.1(g) -	Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.2(g) -	First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
11.1(h) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2011 and incorporated herein by reference.
(h)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

May 9, 2012	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2012	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole general partner

May 9, 2012	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2012	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and U.S. Bank National Association, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and U.S. Bank National Association, as Trustee
10.1(g) -	Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.2(g) -	First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
11.1(h) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes- Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2011 and incorporated herein by reference.
(h)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.