Form 10-Q
period 2012-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2012-08-08
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

54,195,525 shares of common stock outstanding as of July 31, 2012.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2012, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of June 30, 2012, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at June 30, 2012). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings (loss) per share for the Company

•	Computation of earnings (loss) per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate assets
Land	$302,392	$299,720
Building and improvements	2,138,643	2,085,929
Furniture, fixtures and equipment	259,542	251,663
Construction in progress	112,466	94,981
Land held for future development	51,088	55,396

	2,864,131	2,787,689
Less: accumulated depreciation	(805,129)	(767,017)
For-sale condominiums	40,353	54,845

Total real estate assets	2,099,355	2,075,517
Investments in and advances to unconsolidated real estate entities	5,593	7,344
Cash and cash equivalents	51,628	13,084
Restricted cash	6,335	5,126
Deferred financing costs, net	9,982	6,381
Other assets	31,952	31,612

Total assets	$2,204,845	$2,139,064

Liabilities and equity
Indebtedness	$967,582	$970,443
Accounts payable, accrued expenses and other	90,105	72,102
Investments in unconsolidated real estate entities	16,125	15,945
Dividends and distributions payable	13,563	11,692
Accrued interest payable	5,289	5,185
Security deposits and prepaid rents	10,292	9,334

Total liabilities	1,102,956	1,084,701

Redeemable common units	7,016	6,840

Commitments and contingencies

Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,109 and 53,002 shares issued and 54,109 and 52,988 shares outstanding at June 30, 2012 and December 31, 2011, respectively	541	530
Additional paid-in-capital	1,092,014	1,053,612
Accumulated earnings	15,349	-
Accumulated other comprehensive income (loss)	(9,879)	(2,633)

	1,098,034	1,051,518
Less common stock in treasury, at cost, 93 and 113 shares at June 30, 2012 and December 31, 2011, respectively	(3,089)	(4,000)

Total Company shareholders’ equity	1,094,945	1,047,518
Noncontrolling interests – consolidated property partnerships	(72)	5

Total equity	1,094,873	1,047,523

Total liabilities and equity	$2,204,845	$2,139,064

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Rental	$77,081	$70,499	$152,736	$139,592
Other property revenues	4,873	4,698	9,272	8,920
Other	206	227	428	443

Total revenues	82,160	75,424	162,436	148,955

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,231	33,206	69,868	65,823
Depreciation	19,497	18,808	38,838	37,560
General and administrative	3,883	4,246	8,168	8,362
Investment and development	322	296	802	774
Other investment costs	306	455	612	949

Total expenses	59,239	57,011	118,288	113,468

Operating income	22,921	18,413	44,148	35,487

Interest income	288	516	339	608
Interest expense	(11,103)	(14,437)	(22,748)	(28,912)
Amortization of deferred financing costs	(698)	(721)	(1,359)	(1,368)
Net gains on condominium sales activities	8,530	5,432	15,434	6,176
Equity in income of unconsolidated real estate entities, net	495	346	6,941	555
Other income, net	737	285	581	301
Net loss on extinguishment of indebtedness	-	-	(301)	-

Net income	21,170	9,834	43,035	12,847
Noncontrolling interests - consolidated real estate entities	(35)	(58)	(41)	(47)
Noncontrolling interests - Operating Partnership	(56)	(30)	(115)	(29)

Net income available to the Company	21,079	9,746	42,879	12,771
Dividends to preferred shareholders	(922)	(922)	(1,844)	(2,611)
Preferred stock redemption costs	-	-	-	(1,757)

Net income available to common shareholders	$20,157	$8,824	$41,035	$8,403

Per common share data - Basic
Net income available to common shareholders	$0.37	$0.18	$0.77	$0.17

Weighted average common shares outstanding - basic	53,773	49,875	53,430	49,460

Per common share data - Diluted
Net income available to common shareholders	$0.37	$0.17	$0.76	$0.17

Weighted average common shares outstanding - diluted	54,096	50,266	53,799	49,854

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$21,170	$9,834	$43,035	$12,847
Net change in derivative financial instruments	(7,267)	-	(7,266)	-

Total comprehensive income	13,903	9,834	35,769	12,847
Comprehensive (income) loss attributable to noncontrolling interests:
Consolidated real estate entities	(35)	(58)	(41)	(47)
Operating Partnership	(36)	(30)	(95)	(29)

Total Company comprehensive income	$13,832	$9,746	$35,633	$12,771

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2012
Equity & Accum. Earnings, December 31, 2011	$9	$530	$1,053,612	$-	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	-	-	-	42,879	(7,246)	-	35,633	41	35,674
Sales of common stock, net	-	4	18,621	-	-	-	18,625	-	18,625
Employee stock purchase, stock option and other plan issuances	-	7	18,302	-	-	758	19,067	-	19,067
Conversion of redeemable common units for shares	-	-	438	-	-	153	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	(382)	-	-	-	(382)	-	(382)
Stock-based compensation	-	-	1,423	-	-	-	1,423	-	1,423
Dividends to preferred shareholders	-	-	-	(1,844)	-	-	(1,844)	-	(1,844)
Dividends to common shareholders ($0.47 per share)	-	-	-	(25,331)	-	-	(25,331)	-	(25,331)
Distributions to noncontrolling interests – consolidated real estate entities	-	-	-	-	-	-	-	(118)	(118)
Adjustment to redemption value of redeemable common units	-	-	-	(355)	-	-	(355)	-	(355)

Equity & Accum. Earnings, June 30, 2012	$9	$541	$1,092,014	$15,349	$(9,879)	$(3,089)	$1,094,945	$(72)	$1,094,873

2011
Equity & Accum. Earnings, December 31, 2010	$29	$489	$965,691	$4,577	$-	$(3,696)	$967,090	$205	$967,295
Comprehensive income (loss)	-	-	-	12,771	-	-	12,771	47	12,818
Sales of common stock, net	-	10	38,223	-	-	-	38,233	-	38,233
Employee stock purchase, stock option and other plan issuances	-	5	14,113	-	-	370	14,488	-	14,488
Conversion of redeemable common units for shares	-	-	321	-	-	-	321	-	321
Adjustment for ownership interest of redeemable common units	-	-	(225)	-	-	-	(225)	-	(225)
Redemption of preferred stock	(20)	-	(49,613)	-		-	(49,633)	-	(49,633)
Stock-based compensation	-	-	1,273	-	-	-	1,273	-	1,273
Dividends to preferred shareholders	-	-	-	(2,611)	-	-	(2,611)	-	(2,611)
Dividends to common shareholders ($0.40 per share)	-	-	(5,297)	(14,737)	-	-	(20,034)	-	(20,034)
Distributions to noncontrolling interests – consolidated real estate entities	-	-	-	-	-	-	-	(133)	(133)
Adjustment to redemption value of redeemable common units	-	-	(564)	-	-	-	(564)	-	(564)

Equity & Accum. Earnings, June 30, 2011	$9	$504	$963,922	$-	$-	$(3,326)	$961,109	$119	$961,228

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$43,035	$12,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,838	37,560
Amortization of deferred financing costs	1,359	1,368
Gains on sales of real estate assets, net	(15,434)	(6,176)
Other, net	691	665
Equity in income of unconsolidated entities, net	(6,941)	(555)
Distributions of earnings of unconsolidated entities	1,802	1,080
Deferred compensation	63	48
Stock-based compensation	1,427	1,278
Net loss on extinguishment of indebtedness	301	-
Changes in assets, decrease in:
Other assets	(1,774)	(450)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	104	(50)
Accounts payable and accrued expenses	4,798	1,065
Security deposits and prepaid rents	(251)	(251)

Net cash provided by operating activities	68,018	48,429

Cash Flows From Investing Activities
Construction and acquisition of real estate assets	(64,959)	(36,965)
Proceeds from sales of real estate assets	39,981	32,765
Capitalized interest	(3,000)	(1,006)
Property capital expenditures	(12,313)	(10,812)
Corporate additions and improvements	(445)	(486)
Distributions from unconsolidated entities	7,016	-
Note receivable collections and other investments	760	434

Net cash used in investing activities	(32,960)	(16,070)

Cash Flows From Financing Activities
Lines of credit proceeds	94,899	24,523
Lines of credit repayments	(229,899)	(24,523)
Proceeds from indebtedness	230,000	-
Payments on indebtedness	(97,861)	(1,371)
Payments of financing costs and other	(5,152)	(3,972)
Proceeds from sales of common stock	18,625	38,233
Proceeds from employee stock purchase and stock options plans	18,365	13,785
Redemption of preferred stock	-	(49,633)
Distributions to noncontrolling interests – real estate entities	(118)	(133)
Distributions to noncontrolling interests – common unitholders	(67)	(68)
Dividends paid to preferred shareholders	(1,844)	(2,611)
Dividends paid to common shareholders	(23,462)	(19,723)

Net cash provided by (used in) financing activities	3,486	(25,493)

Net increase in cash and cash equivalents	38,544	6,866
Cash and cash equivalents, beginning of period	13,084	22,089

Cash and cash equivalents, end of period	$51,628	$28,955

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate assets
Land	$302,392	$299,720
Building and improvements	2,138,643	2,085,929
Furniture, fixtures and equipment	259,542	251,663
Construction in progress	112,466	94,981
Land held for future development	51,088	55,396

	2,864,131	2,787,689

Less: accumulated depreciation	(805,129)	(767,017)
For-sale condominiums	40,353	54,845

Total real estate assets	2,099,355	2,075,517

Investments in and advances to unconsolidated real estate entities	5,593	7,344
Cash and cash equivalents	51,628	13,084
Restricted cash	6,335	5,126
Deferred financing costs, net	9,982	6,381
Other assets	31,952	31,612

Total assets	$2,204,845	$2,139,064

Liabilities and equity
Indebtedness	$967,582	$970,443
Accounts payable, accrued expenses and other	90,105	72,102
Investments in unconsolidated real estate entities	16,125	15,945
Distributions payable	13,563	11,692
Accrued interest payable	5,289	5,185
Security deposits and prepaid rents	10,292	9,334

Total liabilities	1,102,956	1,084,701

Redeemable common units	7,016	6,840

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,210	11,662
Limited partner	1,049,222	995,097
Accumulated other comprehensive income (loss)	(9,879)	(2,633)

Total Operating Partnership equity	1,094,945	1,047,518
Noncontrolling interests – consolidated property partnerships	(72)	5

Total equity	1,094,873	1,047,523

Total liabilities and equity	$2,204,845	$2,139,064

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Rental	$77,081	$70,499	$152,736	$139,592
Other property revenues	4,873	4,698	9,272	8,920
Other	206	227	428	443

Total revenues	82,160	75,424	162,436	148,955

Expenses
Property operating and maintenance (exclusive of itemsshown separately below)	35,231	33,206	69,868	65,823
Depreciation	19,497	18,808	38,838	37,560
General and administrative	3,883	4,246	8,168	8,362
Investment and development	322	296	802	774
Other investment costs	306	455	612	949

Total expenses	59,239	57,011	118,288	113,468

Operating income	22,921	18,413	44,148	35,487

Interest income	288	516	339	608
Interest expense	(11,103)	(14,437)	(22,748)	(28,912)
Amortization of deferred financing costs	(698)	(721)	(1,359)	(1,368)
Net gains on condominium sales activities	8,530	5,432	15,434	6,176
Equity in income of unconsolidated real estate entities, net	495	346	6,941	555
Other income, net	737	285	581	301
Net loss on extinguishment of indebtedness	-	-	(301)	-

Net income	21,170	9,834	43,035	12,847
Noncontrolling interests – consolidated real estate entities	(35)	(58)	(41)	(47)

Net income available to the Operating Partnership	21,135	9,776	42,994	12,800
Distributions to preferred unitholders	(922)	(922)	(1,844)	(2,611)
Preferred unit redemption costs	-	-	-	(1,757)

Net income available to common unitholders	$20,213	$8,854	$41,150	$8,432

Per common unit data – Basic
Net income available to common unitholders	$0.37	$0.18	$0.77	$0.17

Weighted average common units outstanding – basic	53,923	50,044	53,581	49,630

Per common unit data – Diluted
Net income available to common unitholders	$0.37	$0.17	$0.76	$0.17

Weighted average common units outstanding – diluted	54,246	50,435	53,950	50,024

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$21,170	$9,834	$43,035	$12,847
Net change in derivative financial instruments	(7,267)	—	(7,266)	—

Total comprehensive income	13,903	9,834	35,769	12,847
Comprehensive (income) loss attributable to noncontrolling interests:
Consolidated real estate entities	(35)	(58)	(41)	(47)

Total Operating Partnership comprehensive income	$13,868	$9,776	$35,728	$12,800

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred Units	General Partner	Limited Partners	Comprehensive Income (Loss)	Partnership Equity	Consolidated Real Estate Entities	Total Equity
2012
Equity, December 31, 2011	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	1,844	411	40,624	(7,246)	35,633	41	35,674
Contributions from the Company related to sales of Company common stock	–	186	18,439	–	18,625	–	18,625
Contributions from the Company related to employee stock purchase, stock option and other plans	–	191	18,876	–	19,067	–	19,067
Conversion of redeemable common units	–	–	591	–	591	–	591
Adjustment for ownership interest of redeemable common units	–	–	(382)	–	(382)	–	(382)
Equity-based compensation	–	14	1,409	–	1,423	–	1,423
Distributions to preferred unitholders	(1,844)	–	–	–	(1,844)	–	(1,844)
Distributions to common unitholders ($0.47 per unit)	–	(254)	(25,077)	–	(25,331)	–	(25,331)
Distributions to noncontrolling interests - consolidated real estate entities	–	–	–	–	–	(118)	(118)
Adjustment to redemption value of redeemable common units	–	–	(355)	–	(355)	–	(355)

Equity, June 30, 2012	$43,392	$12,210	$1,049,222	$(9,879)	$1,094,945	$(72)	$1,094,873

2011
Equity, December 31, 2010	$92,963	$10,354	$863,773	$–	$967,090	$205	$967,295
Comprehensive income (loss)	2,611	102	10,058	–	12,771	47	12,818
Contributions from the Company related to sales of Company common stock	–	382	37,851	–	38,233	–	38,233
Contributions from the Company related to employee stock purchase, stock option and other plans	–	145	14,343	–	14,488	–	14,488
Conversion of redeemable common units	–	–	321	–	321	–	321
Adjustment for ownership interest of redeemable common units	–	–	(225)	–	(225)	–	(225)
Redemption of preferred units	(49,571)	–	(62)		(49,633)	–	(49,633)
Equity-based compensation	–	13	1,260	–	1,273	–	1,273
Distributions to preferred unitholders	(2,611)	–	–	–	(2,611)	–	(2,611)
Distributions to common unitholders ($0.40 per unit)	–	(201)	(19,833)	–	(20,034)	–	(20,034)
Distributions to noncontrolling interests - consolidated real estate entities	–	–	–	–	–	(133)	(133)
Adjustment to redemption value of redeemable common units	–	–	(564)	–	(564)	–	(564)

Equity, June 30, 2011	$43,392	$10,795	$906,922	$–	$961,109	$119	$961,228

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$43,035	$12,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,838	37,560
Amortization of deferred financing costs	1,359	1,368
Gains on sales of real estate assets, net	(15,434)	(6,176)
Other, net	691	665
Equity in income of unconsolidated entities, net	(6,941)	(555)
Distributions of earnings of unconsolidated entities	1,802	1,080
Deferred compensation	63	48
Equity-based compensation	1,427	1,278
Net loss on extinguishment of indebtedness	301	–
Changes in assets, decrease in:
Other assets	(1,774)	(450)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	104	(50)
Accounts payable and accrued expenses	4,798	1,065
Security deposits and prepaid rents	(251)	(251)

Net cash provided by operating activities	68,018	48,429

Cash Flows From Investing Activities
Construction and acquisition of real estate assets	(64,959)	(36,965)
Proceeds from sales of real estate assets	39,981	32,765
Capitalized interest	(3,000)	(1,006)
Property capital expenditures	(12,313)	(10,812)
Corporate additions and improvements	(445)	(486)
Distributions from unconsolidated entities	7,016	–
Note receivable collections and other investments	760	434

Net cash used in investing activities	(32,960)	(16,070)

Cash Flows From Financing Activities
Lines of credit proceeds	94,899	24,523
Lines of credit repayments	(229,899)	(24,523)
Proceeds from indebtedness	230,000	–
Payments on indebtedness	(97,861)	(1,371)
Payments of financing costs and other	(5,152)	(3,972)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	36,990	52,018
Redemption of preferred units	–	(49,633)
Distributions to noncontrolling interests – real estate entities	(118)	(133)
Distributions to noncontrolling interests – non-Company common unitholders	(67)	(68)
Distributions to preferred unitholders	(1,844)	(2,611)
Distributions to common unitholders	(23,462)	(19,723)

Net cash provided by (used in) financing activities	3,486	(25,493)

Net increase in cash and cash equivalents	38,544	6,866
Cash and cash equivalents, beginning of period	13,084	22,089

Cash and cash equivalents, end of period	$51,628	$28,955

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

At June 30, 2012, the Company had interests in 21,622 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,810 apartment units at six communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At June 30, 2012, approximately 33.4%, 23.8%, 13.0% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2012, the Company had outstanding 54,109 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 143 at June 30, 2012 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three and six months ended June 30, 2012 and 2011.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each condominium project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of June 30, 2012, all condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 5.6% and 6.0% for the six months ended June 30, 2012 and 2011, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $913 and $627 for the three months and $1,719 and $1,096 for the six months ended June 30, 2012 and 2011, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of June 30, 2012, there were no apartment communities held for sale.

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

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness and to its derivative financial instruments. Fair value disclosures required under ASC Topic 820 are summarized in note 8 utilizing the following hierarchy:

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

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended
	June 30,
	2012	2011
Interest paid, including interest capitalized	$25,644	$29,968
Income tax payments (refunds), net	70	705
Non-cash investing and financing activities:
Dividends and distributions payable	13,563	10,124
Conversions of redeemable common units	591	321
Common stock 401k matching contribution	639	655
Construction cost accruals, increase (decrease)	6,440	(3,332)
Adjustments to equity related to redeemable common units, net	(737)	(789)

2.	REAL ESTATE ACTIVITY

Acquisitions / Dispositions

The Company did not acquire any apartment communities during the six months ended June 30, 2012 or 2011. Other than the sale of an apartment community held by an unconsolidated entity during the first quarter of 2012 (see note 3), there were no other sales of apartment communities or land parcels during the six months ended June 30, 2012 and 2011. At June 30, 2012, the Company did not have any apartment communities or land parcels classified as held for sale.

In July 2012, the Company acquired a 360-unit apartment community, including approximately 7,612 square feet of retail space, located in Charlotte, North Carolina for a purchase price of $74,000.

Condominium activities

At June 30, 2012, the Company was selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $29,956 at June 30, 2012. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $13,397 at June 30, 2012. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.”

The revenues, costs and expenses associated with consolidated condominium activities for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Condominium revenues	$22,945	$19,090	$40,526	$32,765
Condominium costs and expenses	(14,415)	(13,658)	(25,704)	(26,589)

Gains on sales of condominiums, before income taxes	8,530	5,432	14,822	6,176
Income tax benefit	-	-	612	-

Net gains on sales of condominiums	$8,530	$5,432	$15,434	$6,176

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company closed 26 and 18 condominium homes for the three months and 45 and 30 condominium home for the six months ended June 30, 2012 and 2011, respectively, at these condominium communities. For the six months ended June 30, 2012, the Company recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries (see note 12).

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2012, the Company held investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% to 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2012 and December 31, 2011, the Company’s investment in the 35% owned Apartment LLCs totaled $5,593 and $7,344, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of the Apartment LLC holding the Washington, D.C. community was approximately $2,876 at June 30, 2012. The excess investment related to this Apartment LLC is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at June 30, 2012 and December 31, 2011 reflects a credit investment of $16,125 and $15,945, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2012	December 31, 2011
Real estate assets, net of accumulated depreciation of $35,290 and $32,780 at June 30, 2012 and December 31, 2011, respectively	$215,421	$217,443
Assets held for sale, net	-	28,846
Cash and other	7,117	6,526

Total assets	$222,538	$252,815

Mortgage notes payable	$177,723	$206,495
Other liabilities	3,299	2,737

Total liabilities	181,022	209,232
Members’ equity	41,516	43,583

Total liabilities and members’ equity	$222,538	$252,815

Company’s equity investment in Apartment LLCs (1)	$(10,532)	$(8,601)

(1)	At June 30, 2012 and December 31, 2011, the Company’s equity investment includes its credit investments of $16,125 and $15,945, respectively, discussed above.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Six months ended
	June 30,		June 30,
Apartment LLCs - Income Statement Data	2012	2011	2012	2011
Revenues
Rental	$6,152	$5,842	$12,194	$11,611
Other property revenues	501	483	937	909

Total revenues	6,653	6,325	13,131	12,520

Expenses
Property operating and maintenance	2,555	2,331	5,082	4,794
Depreciation and amortization	1,428	1,480	3,033	2,954
Interest	2,258	2,555	4,625	5,081

Total expenses	6,241	6,366	12,740	12,829

Net loss from continuing operations	412	(41)	391	(309)
Gain (loss) from discontinued operations	-	(42)	21,607	(99)

Net income (loss)	$412	$(83)	$21,998	$(408)

Company’s share of net income in Apartment LLCs	$495	$346	$6,941	$555

In February 2012, one of the 35% owned Apartment LLCs sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLCs outstanding mortgage note payable of $29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations for all periods presented in the financial data listed above. The Company’s equity in income of unconsolidated entities for the six months ended June 30, 2012 includes a net gain of approximately $6,055 resulting from this transaction.

At June 30, 2012, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At June 30, 2012 and December 31, 2011, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		June 30, 2012	December 31, 2011
Senior Unsecured Notes	Int.	4.75% - 6.30%	2013-2017	(1)	$280,091	$375,775
Unsecured Bank Term Loan	Int.	LIBOR + 1.90% (2)	2018		230,000	-
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.40% (3)	2016		-	135,000
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2013-2019	(4)	457,491	459,668

Total					$967,582	$970,443

(1)	There are no remaining maturities of senior unsecured notes in 2012. Senior unsecured notes totaling approximately $130,091 mature in June 2013. The remaining unsecured notes mature in 2017.
(2)	Represents stated rate. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility at 3.45% as of June 30, 2012.
(3)	Represents stated rate.
(4)	There are no maturities of secured notes in 2012. These notes mature between 2013 and 2019.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2012	$2,242
2013	186,606
2014	3,961
2015	124,205
2016	4,419	(1)
Thereafter	646,149

	$967,582

(1)	Includes outstanding balances on lines of credit totaling $0.

Debt issuances and retirements

In June 2012, the Company repaid $95,684 of senior unsecured notes upon their maturity. The stated interest rate on these notes was 5.45%.

In January 2012, the Company entered into a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). In conjunction with the closing of the Term Loan, the Company borrowed $100,000, which was used to pay down outstanding line of credit borrowings. On May 31, 2012, the Company borrowed an additional $130,000, which was primarily used to retire the senior unsecured notes discussed above. On July 2, 2012, the Company borrowed the remaining available capacity of $70,000 under the Term Loan, which will be used for general corporate purposes, including the repayment of debt. The Term Loan initially bears interest at LIBOR plus 1.90% and required the payment of unused commitment fees of 0.25% on the aggregate undrawn loan commitments through July 2, 2012. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed further below. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts expected to be outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%, when fully drawn. As such, the Term Loan is initially expected to bear interest at an effective blended fixed rate of approximately 3.44%, when fully drawn (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

Unsecured lines of credit

At June 30, 2012, the Company had a $300,000 syndicated unsecured revolving line of credit, which was amended in January 2012 (the “Syndicated Line”). The Syndicated Line has a current stated interest rate of LIBOR plus 1.40% (previously LIBOR plus 2.30%) and is provided by a syndicate of eleven financial institutions. The Syndicated Line currently requires the payment of annual facility fees of 0.30% (previously 0.45%) of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At June 30, 2012, letters of credit to third parties totaling $575 had been issued for the account of the Company under this facility.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, at June 30, 2012, the Company had a $30,000 unsecured line of credit, which was also amended in January 2012 (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

In connection with the Term Loan financing and the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company incurred fees and expenses of approximately $5,152. In connection with the refinancing of the line of credit facilities, the Company recognized an extinguishment loss of $301 for the six months ended June 30, 2012 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line.

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at June 30, 2012.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2012, the Company has approximately 4,137 shares remaining for issuance under its new and previous ATM programs. Sales of common stock under the ATM programs totaled 97 and 578 shares for gross proceeds of $4,847 and $23,220 for the three months and 414 and 999 shares for gross proceeds of $19,159 and $39,054 for the six months ended June 30, 2012 and 2011, respectively. The average gross sales prices per share were $50.23 and $40.19 for the three months and $46.33 and $39.11 for the six months ended June 30, 2012 and 2011, respectively. The Company’s net proceeds totaling $4,643 and $22,733 for the three months ended and $18,625 and $38,233 for the six months ended June 30, 2012 and 2011, respectively, were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2012. The Company repurchased its 7 5/8% Series B preferred stock at its redemption value of $49,571 during the first quarter of 2011 under this program.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,016 was in excess of its net book value of $2,755. At December 31, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,840 was in excess of its net book value of $2,935. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s Redeemable Common Units for the six months ended June 30, 2012 and 2011 was as follows:

	Six months ended June 30,
	2012	2011
Redeemable common units, beginning of period	$6,840	$6,192

Comprehensive income (loss)	95	29
Conversion of redeemable common units for shares	(591)	(321)
Adjustment for ownership interest of redeemable common units	382	225
Stock-based compensation	4	5
Distributions to common unitholders	(69)	(67)
Adjustment to redemption value of redeemable common units	355	564

Redeemable common units, end of period	$7,016	$6,627

6.	COMPANY EARNINGS PER SHARE

For the three and six months ended June 30, 2012 and 2011, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

Three months ended June 30,			Six months ended June 30,
2012		2011	2012	2011
Net income attributable to common shareholders (numerator):
Net income	$21,170	9,834	$43,035	$12,847
Noncontrolling interests - consolidated real estate entities	(35)	(58)	(41)	(47)
Noncontrolling interests - Operating Partnership	(56)	(30)	(115)	(29)
Preferred stock dividends	(922)	(922)	(1,844)	(2,611)
Preferred stock redemption costs	—	—	—	(1,757)
Unvested restricted stock (allocation of earnings)	(48)	(29)	(94)	(26)

Net income (loss) available to common shareholders	$20,109	$8,795	$40,941	$8,377

Common shares (denominator):
Weighted average shares outstanding - basic	53,773	49,875	53,430	49,460
Dilutive shares from stock options	323	391	369	394

Weighted average shares outstanding - diluted	54,096	50,266	53,799	49,854

Per-share amount:
Basic	$0.37	$0.18	$0.77	$0.17

Diluted	$0.37	$0.17	$0.76	$0.17

Stock options to purchase 195 and 533 shares of common stock for the three months and 195 and 533 for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and six months ended June 30, 2012 and 2011, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income available to common unitholders (numerator):
Net income	$21,170	$9,834	$43,035	$12,847
Noncontrolling interests - consolidated real estate entities	(35)	(58)	(41)	(47)
Preferred unit distributions	(922)	(922)	(1,844)	(2,611)
Preferred unit redemption costs	-	-	-	(1,757)
Unvested restricted stock (allocation of earnings)	(48)	(29)	(94)	(26)

Net income (loss) available to common unitholders	$20,165	$8,825	$41,056	$8,406

Common units (denominator):
Weighted average units outstanding - basic	53,923	50,044	53,581	49,630
Dilutive units from stock options	323	391	369	394

Weighted average units outstanding - diluted	54,246	50,435	53,950	50,024

Per-unit amount:
Basic	$0.37	$0.18	$0.77	$0.17

Diluted	$0.37	$0.17	$0.76	$0.17

Stock options to purchase 195 and 533 shares of common stock for the three months and 195 and 533 for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2012. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the six months ended June 30, 2012 or 2011, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, in January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it will require the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR) (together, the “Interest Rate Swaps”). The Interest Rate Swaps will serve as cash flow hedges of amounts outstanding under the

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company’s variable rate Term Loan (see note 4) entered into in January 2012 and are expected to provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, once fully drawn, of approximately 3.44% (subject to any adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at June 30, 2012 and December 31, 2011 were valued as net liabilities of $9,907 and $2,641, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the six months ended June 30, 2012.

	Three months ended	Six months ended
Interest Rate Swap / Cash Flow Hedging Instruments	June 30, 2012	June 30, 2012
Loss recognized in other comprehensive income	$(7,740)	$(8,000)

Loss reclassified from accumulated other comprehensive income into interest expense	$(473)	$(734)

There were no outstanding derivative financial instruments during the six months ended June 30, 2011. The amounts reported in accumulated other comprehensive income as of June 30, 2012 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,738 will be reclassified from accumulated comprehensive income (loss) to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of June 30, 2012, the termination payment by the Company would have been approximately $9,929.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2012, the fair value of fixed rate debt was approximately $801,724 (carrying value of $737,582) and the carrying value of variable rate debt, including the Company’s lines of credit, was approximately $227,834 (carrying value of $230,000). At December 31, 2011, the fair value of fixed rate debt was approximately $885,455 (carrying value of $835,443) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $137,495 (carrying value of $135,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

In addition, the Company has recorded a contractual license fee obligation associated with one of its condominium communities at fair values of $3,731 and $5,348 at June 30, 2012 and December 31, 2011, respectively. The change in the recorded license fee obligation between periods primarily reflects the payment of license fees on condominiums closed during the period. The contractual obligation was valued using Level 3 inputs, primarily a discounted cash flow model.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2012 and 2011. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Fully stabilized communities	$75,129	$69,703	$148,449	$137,721
Development and lease-up communities	77	-	77	-
Acquired communities	1,091	-	2,149	-
Other property segments	5,657	5,494	11,333	10,791
Other	206	227	428	443

Consolidated revenues	$82,160	$75,424	$162,436	$148,955

Contribution to Property Net Operating Income
Fully stabilized communities	$46,202	$41,850	$91,268	$82,476
Development and lease-up communities	(161)	-	(161)	-
Acquired communities	583	-	1,168	-
Other property segments, including corporate management expenses	99	141	(135)	213

Consolidated property net operating income	46,723	41,991	92,140	82,689

Interest income	288	516	339	608
Other revenues	206	227	428	443
Depreciation	(19,497)	(18,808)	(38,838)	(37,560)
Interest expense	(11,103)	(14,437)	(22,748)	(28,912)
Amortization of deferred financing costs	(698)	(721)	(1,359)	(1,368)
General and administrative	(3,883)	(4,246)	(8,168)	(8,362)
Investment and development	(322)	(296)	(802)	(774)
Other investment costs	(306)	(455)	(612)	(949)
Gains on condominium sales activities, net	8,530	5,432	15,434	6,176
Equity in income of unconsolidated real estate entities, net	495	346	6,941	555
Other income, net	737	285	581	301
Net loss on extinguishment of indebtedness	-	-	(301)	-

Net income	$21,170	$9,834	$43,035	$12,847

10.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity related to aggregate net severance charges for such executive officers for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Accrued severance charges, beginning of period	$3,518	$5,441
Payments for period	(1,254)	(1,353)
Interest accretion	108	157

Accrued severance charges, end of period	$2,372	$4,245

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

11.	STOCK-BASED COMPENSATION PLANS

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $521 and $476 for the three months and $1,080 and $976 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was $3,299 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	2012		2011
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested share, beginning of period	84	$29	129	$19
Granted (1)	50	44	41	37
Vested	(5)	30	(1)	15

Unvested shares, end of period	129	35	169	24

(1)	The total value of the restricted share grants for the six months ended June 30, 2012 and 2011 was $2,184 and $1,532, respectively.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $91 and $92 for the three months and $201 and $186 for the six months ended June 30, 2012 and 2011, respectively, under the fair value method. At June 30, 2012, there was $598 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of stock option activity under all plans for the six months ended June 30, 2012 and 2011, is presented below:

	Six months ended June 30,
	2012		2011
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	1,501	$31	2,068	$31
Granted	29	44	25	37
Exercised	(622)	29	(466)	29
Expired	–	0	(10)	38

Options outstanding, end of period (1)	908	33	1,617	31

Options exercisable, end of period (1)	840	33	1,464	33

Options vested and expected to vest, end of period (1)	905	33	1,610	31

Weighted average fair value of options granted during the period	$15.18		$13.18

(1)

At June 30, 2012, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $14,303, $13,292 and $14,248, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.7 years, 3.3 years and 3.7 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the six months ended June 30, 2012 and 2011 was $11,569 and $4,180, respectively.

At June 30, 2012, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $32.53	499	$25	3.2	477	$25
$34.90 - $48.00	409	44	4.3	363	44

Total	908	33	3.7	840	33

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $98 and $30 for the three months and $146 and $116 for the six months ended June 30, 2012 and 2011, respectively.

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

The Operating Partnership files tax returns as a limited partnership under the Code. As a partnership, the income and losses of the Operating Partnership are allocated to its partners, including the Company, for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been included in the accompanying financial statements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

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

As of June 30, 2012 and December 31, 2011, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2012 and 2011, were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. For the six months ended June 30, 2012, the TRSs recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years upon the filing of amended tax returns to utilize net operating loss carryback claims to such years. The income tax benefit was included in condominium gains on the consolidated statement of operations as the income taxes paid in such prior years primarily resulted from condominium activities. Other than the tax benefit related to this carryback claim in 2012, the TRSs recorded no net income tax expense (benefit) for federal income taxes for the three or six months ended June 30, 2012 and 2011, as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2011, net deferred tax assets totaled approximately $60,197. At December 31, 2011, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable. For the six months ended June 30, 2012, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

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

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In July 2012, the Company acquired a 360-unit apartment community, including approximately 7,612 square feet of retail space, located in Charlotte, North Carolina for a purchase price of $74,000. In July 2012, the Company borrowed the remaining available capacity of $70,000 under its existing Term Loan (see note 4).

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

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Internal Revenue Code.

At June 30, 2012, the Company had interests in 21,622 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,810 apartment units in six communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At June 30, 2012, approximately 33.4%, 23.8%, 13.0% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2012, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

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

Property Operations

A gradually improving economy in the United States, favorable demographics and an outlook of modest new supply of multi-family units in the near term have contributed to improving apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 7.8% and 10.7%, respectively, in the first half of 2012, as compared to the first half of 2011. The Company’s operating results for the second quarter and first half of 2012, and its outlook for the remainder of 2012 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2012 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the environment for multi-family rental development starts has been improving, and over time, the Company expects that this will impact competitive supply in the markets in which it operates.

Acquisition Activity

In December 2011, the Company acquired Post Katy Trail™, a 227-unit apartment community located in Uptown Dallas, Texas for a purchase price of $48,500. The community was completed in 2010 and includes 9,080 square feet of retail space that is currently 100% leased. Operating results for the three and six months ended June 30, 2012 includes property revenues of $1,091 and $2,149, respectively, and net operating income of $583 and $1,168, respectively, from this community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In July 2012, the Company acquired Post South End™, a 360-unit apartment community located in Charlotte, North Carolina for a purchase price of $74,000. The community was completed in 2009 and includes approximately 7,612 square feet of retail space.

Development Activity

The Company continues to develop six communities: (1) the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, planned to consist of 344 apartment units with a total estimated development cost of approximately $89,000, which began delivering units in the second quarter of 2012 and was 20.0% leased as of July 27, 2012, (2) its Post South Lamar™ apartment community in Austin, Texas, planned to consist of 298 apartment units and approximately 8,555 square feet of retail space with a total estimated development cost of approximately $41,700, (3) the third phase of its Post Midtown Square® apartment community in Houston, Texas, planned to consist of 124 apartment units and approximately 10,864 square feet of retail space with a total estimated development cost of approximately $21,800, (4) its third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, (5) its Post Parkside™ at Wade apartment community, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 392 apartment units, and approximately 18,148 square feet of retail space, with a total estimated development cost of approximately $55,000 and (6) its Post Richmond Avenue™ apartment community in Houston, Texas, planned to consist of 242 apartment units with an estimated development cost of approximately $34,300. The square footage amounts are approximate and actual amounts may vary. The Company expects to initially fund estimated future construction expenditures primarily by utilizing available borrowing capacity under its unsecured bank credit facilities and utilizing net proceeds from on-going condominium sales and its at-the-market common equity sales program.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for apartment and capital market conditions and the U.S. economy, which management believes will positively influence conditions in employment and the local real estate markets. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at June 30, 2012, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011 for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. The Company expects that the above-described condominium market conditions will remain in the near term, and the modest pace of condominium sales and closings will continue during the remainder of 2012. However, the Company has noted that the pace of condominium sales activity has increased moderately during the first half of 2012.

As of July 27, 2012, the Company had 6 units under contract and 109 units closed at the Austin Condominium Project and had 18 units under contract and 55 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close. At June 30, 2012, the Company’s investment in these two condominium projects totaled $40,353 as reflected on its consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Risk of future condominium impairment losses

The Company recorded impairment losses in prior years related to the Austin Condominium Project and the Atlanta Condominium Project. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and an adjacent land site. The Company evaluated the fair value of the Austin Condominium Project and the Atlanta Condominium Project as of June 30, 2012, and determined that no additional impairment existed as of that date. The model assumptions used to determine the fair value of these projects were based on current cash flow projections over the remaining expected sell-out periods and using market discount rates, which reflect the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

The following discussion should be read in conjunction with all of the accompanying consolidated financial statements appearing elsewhere in this report. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2012, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding the use of proceeds from, outstanding borrowings under and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, the expected prepayment of indebtedness, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2012 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2012 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2012, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K for the year ended December 31, 2011 (the “Form 10-K”);
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with the Company’s real estate development and construction;
•	Uncertainties associated with the timing and amount of apartment community sales;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	Exposure to economic and other competitive factors due to market concentration;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;
•	The effects of the Company’s leverage on its risk of default and debt service requirements;
•	The impact of a downgrade in the credit rating of the Company’s securities;
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

Critical accounting policies and new guidance

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 30 through 32 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the six months ended June 30, 2012. The discussion below

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities, and addresses the implementation and impact of recently issued and adopted accounting guidance with an impact on the Company, if any, for the six months ended June 30, 2012 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At June 30, 2012, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a book value of $40,353 at June 30, 2012. These projects were substantially completed and began delivering and closing for-sale condominium homes in 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 8 to the consolidated financial statements for a discussion of the impairment analysis. The Company recognized impairment charges in 2010 and 2009 related to the Austin Condominium Project and the Atlanta Condominium Project and adjacent land. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the six months ended June 30, 2012, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of the current and prior year (same store), (2) a portion of one community in lease-up and (3) one community acquired in 2011. There were no apartment communities classified as held for sale in discontinued operations at June 30, 2012.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. In the second quarter of 2012, the Company began to deliver and lease-up units at its Post Carlyle Square™- Phase II community. Lease-up deficits for the three and six months ended June 30, 2012 totaled $273. There were no lease-up deficits in 2011. The Company expects to incur lease-up deficits for the remainder of 2012, as the Company begins to deliver completed apartment units at certain of its development communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change

Rental and other property revenues
Fully stabilized communities (1)	$75,129	$69,703	7.8%	$148,449	$137,721	7.8%
Development and lease-up communities	77	-	100.0%	77	-	100.0%
Acquired communities (2)	1,091	-	100.0%	2,149	-	100.0%
Other property segments (3)	5,657	5,494	3.0%	11,333	10,791	5.0%

	81,954	75,197	9.0%	162,008	148,512	9.1%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	28,927	27,853	3.9%	57,181	55,245	3.5%
Development and lease-up communities	238	-	100.0%	238	-	100.0%
Acquired communities (2)	508	-	100.0%	981	-	100.0%
Other property segments, including corporate management expenses (4)	5,558	5,353	3.8%	11,468	10,578	8.4%

	35,231	33,206	6.1%	69,868	65,823	6.1%

Property net operating income (5)	$46,723	$41,991	11.3%	$92,140	$82,689	11.4%

Capital expenditures (6)
Annually recurring:
Carpet	$886	$779	13.7%	$1,582	$1,423	11.2%
Other	3,652	3,614	1.1%	5,898	5,098	15.7%

Total	$4,538	$4,393	3.3%	$7,480	$6,521	14.7%

Periodically recurring	$2,146	$2,275	(5.7)%	$3,523	$3,568	(1.3)%

Average apartment units in service	18,341	18,114	1.3%	18,341	18,114	1.3%

(1)	Communities which reached stabilization prior to January 1, 2011.
(2)	Communities acquired subsequent to January 1, 2011.
(3)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $206 and $227 for the three months and $428 and $443 for the six months ended June 30, 2012 and 2011, respectively.

(4)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,748 and $2,713 for the three months and $5,709 and $5,278 for the six months ended June 30, 2012 and 2011, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(5)	A reconciliation of property net operating income to GAAP net income (loss) is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Fully stabilized community NOI	$46,202	$41,850	$91,268	$82,476
Property NOI from other operating segments	521	141	872	213

Consolidated property NOI	46,723	41,991	92,140	82,689

Add (subtract):
Interest income	288	516	339	608
Other revenues	206	227	428	443
Depreciation	(19,497)	(18,808)	(38,838)	(37,560)
Interest expense	(11,103)	(14,437)	(22,748)	(28,912)
Amortization of deferred financing costs	(698)	(721)	(1,359)	(1,368)
General and administrative	(3,883)	(4,246)	(8,168)	(8,362)
Investment and development	(322)	(296)	(802)	(774)
Other investment costs	(306)	(455)	(612)	(949)
Gains on condominium sales activities, net	8,530	5,432	15,434	6,176
Equity in income of unconsolidated real estate entities, net	495	346	6,941	555
Other income, net	737	285	581	301
Net loss on extinguishment of indebtedness	-	-	(301)	-

Net income	$21,170	$9,834	$43,035	$12,847

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

	Three months ended			Six months ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Rental and other revenues	$75,129	$69,703	7.8%	$148,449	$137,721	7.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	28,927	27,853	3.9%	57,181	55,245	3.5%

Same store net operating income (1)	$46,202	$41,850	10.4%	$91,268	$82,476	10.7%

Capital expenditures (2)
Annually recurring:
Carpet	$886	$779	13.7%	$1,582	$1,423	11.2%
Other	3,286	3,522	(6.7)%	5,395	4,907	9.9%

Total annually recurring	4,172	4,301	(3.0)%	6,977	6,330	10.2%
Periodically recurring	1,896	1,992	(4.8)%	2,427	2,909	(16.6)%

Total capital expenditures (A)	$6,068	$6,293	(3.6)%	$9,404	$9,239	1.8%

Total capital expenditures per unit (A ÷ 18,114 units)	$335	$347	(3.5)%	$519	$510	1.8%

Average monthly rental rate per unit (3)	$1,341	$1,259	6.5%	$1,330	$1,251	6.3%

Average economic occupancy (4)	96.1%	95.1%	1.0%	96.0%	95.0%	1.0%

Physical occupancy, end of period (4)	96.3%	95.7%	0.6%	96.3%	95.7%	0.6%

Gross turnover (5)	62.4%	63.2%	(0.8)%	55.6%	55.0%	0.6%

Percentage rent increase—new leases (6)	7.2%	6.6%	0.6%	6.5%	6.3%	0.2%

Percentage rent increase—renewed leases (6)	6.5%	5.8%	0.7%	6.7%	5.2%	1.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 35 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$4,172	$4,301	$6,977	$6,330
Development and lease-up	-	-	-	-
Acquired communities	9	-	34	-
Other segments	357	92	469	191

Total annually recurring capital expenditures	$4,538	$4,393	$7,480	$6,521

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$1,896	$1,992	$2,427	$2,909
Development and lease-up	-	-	-	-
Acquired communities	-	-	-	-
Other segments	250	283	1,096	659

Total periodically recurring capital expenditures	$2,146	$2,275	$3,523	$3,568

Total revenue generating capital expenditures	$599	$585	$1,310	$723

Total property capital expenditures per statements of cash flows	$7,283	$7,253	$12,313	$10,812

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage, for the applicable period. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 95.4% and 93.9% for the three months and 95.2% and 93.7% for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, net concessions were $299 and $633, respectively, and employee discounts were $215 and $200, respectively. For the six months ended June 30, 2012 and 2011, net concessions were $634 and $1,430, respectively, and employee discounts were $424 and $399, respectively. Physical occupancy is defined as the number of units occupied divided by total apartment units, expressed as a percentage, as of the end of the period.

(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)

Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011

The Operating Partnership reported net income available to common unitholders of $20,213 for the three months ended June 30, 2012, compared to a net income of $8,854 for the three months ended June 30, 2011. The Company reported net income available to common shareholders of $20,157 for the three months ended June 30, 2012, compared to a net income of $8,824 for the three months ended June 30, 2011. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased gains on condominium sales and lower interest expense between periods.

Rental and other revenues from property operations increased $6,757 or 9.0% from 2011 to 2012 primarily due to increased revenues from the Company’s fully stabilized communities of $5,426 or 7.8% and increased revenues of $1,091 from acquisition communities in 2012. The revenue increase from acquisition communities in 2012 reflects the acquisition of one apartment community in December 2011. The revenue increase from fully stabilized communities is discussed more fully below. The remaining revenue increase of $240 primarily reflects increased revenues from the initial lease-up of a development community, from commercial properties due to the acquisition of additional retail space at the mixed-use community acquired in December 2011 and due to the lease-up of recently developed commercial space.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,025 or 6.1% from 2011 to 2012 primarily due to increases from fully stabilized communities of $1,074 or 3.9%, increases of $508 from acquisition communities, increases of $238 from development and lease-up communities and increases in other segment expense, including corporate property management expenses, of $205 or 3.8%. The expense increase from fully stabilized communities is discussed below. The increase from acquisition communities reflects the acquisition of one apartment community in December 2011. The expense increase from development lease-up communities reflects the initial personnel and marketing costs associated with the initial lease-up of one development community. The expense increase from other property segments primarily reflects increased corporate property management expenses resulting from modest increases in annual salaries and estimated cash incentive plan accruals and modest increases in commercial property expenses.

For the three months ended June 30, 2012 and 2011, there were no sales of wholly owned apartment communities. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended June 30, 2012 and 2011, gains on condominium sales activities were $8,530 and $5,432, respectively. The increase in condominium gains between periods reflects the impact of increased unit closings, 26 closings in 2012 compared to 18 closings in 2011, the impact of improved profit margins at both condominium communities in 2012 and lower on-going condominium carrying costs. Condominium revenues increased by $3,855 between periods primarily due to the increased unit closings discussed above. Profit margins improved primarily as a result of favorable revisions to the estimated timing and amount of estimated project revenues and costs as the sell-out process is approximately three-fourths complete at one community and more than one-third complete at the second community. On-going carrying costs are lower between periods as the remaining units owned by the Company have decreased, resulting in somewhat lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2012.

Depreciation expense increased $689 or 3.7% from 2011 to 2012, primarily due to increased depreciation of $517 related to the one mixed-use community acquired in December 2011, increased depreciation of $137 related to the completion of apartment units in the second quarter of 2012 at one of the Company’s development and lease-up communities and increased depreciation related to the retail component of properties that were placed in service and partially leased up in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

General and administrative expenses decreased $363, or 8.5%, from 2011 to 2012 primarily as a result of decreased legal and other professional fee expenses of $670, offset somewhat by increased net personnel costs and expenses resulting from modest increases in compensation and estimated incentive plan accruals in 2012 and higher income tax consulting expenses between years, due to the timing of the services between years. The decrease in legal and other professional fee expenses reflects legal expenses in 2011 related to a legal claim related to work performed at one apartment community and the general timing of legal and other professional fee expenses between years.

Investment and development expenses increased $26 or 8.8% from 2011 to 2012. In 2012, the capitalization of development personnel to development projects increased by $286 as the Company continued the development of six apartment communities started in 2012 and in prior years. The increased development capitalization was offset by increased personnel and other costs of $312 to manage the increased development activity. As a result of the larger volume of development activity in 2012, the Company expects that gross development costs and expenses will increase for the full year 2012, but will be largely offset by the impact of increased capitalization of such costs to related development activity in 2012.

Other investment costs decreased $149 or 32.7% from 2011 and 2012. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2012 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in 2011 and early 2012.

Interest expense decreased $3,334 or 23.1% from 2011 to 2012 primarily due to reduced interest rates on outstanding borrowings and increased interest capitalization in 2012. Gross interest expense decreased by $2,229 from 2011 to 2012 primarily due to the repayment of a $184,683, 6.09% secured mortgage note in the fourth quarter of 2011 and $95,684 of 5.45% senior unsecured notes in June 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.5%. Increased interest capitalization on the Company’s development projects of $1,105 primarily related to increased interest capitalization on six apartment communities under development in 2012 compared to five communities in the early stages of development in 2011. The Company expects interest expense for the full year of 2012 to be lower than in 2011 due to decreased average interest rates on outstanding borrowings resulting from debt refinancing activities in late 2011 and early 2012 and due to increased interest capitalization due to increased development cost volumes in 2012.

Equity in income of unconsolidated real estate entities increased $149 or 43.1% from 2011 to 2012. This increase is primarily a result of increased property net operating income from improved rental market conditions in 2012 and the improved profitability of one unconsolidated entity that refinanced its mortgage indebtedness at lower interest rates in the first quarter of 2012.

For the three months ended June 30, 2012 and 2011, other income, net included estimated state franchise taxes. In 2012, other income also included income of $843 related to a legal claim associated with work performed at one of the Company’s apartment communities and a gain of $33 from the sale of a technology investment. In 2011, other income, net also included a gain of $428 from the sale of a technology investment.

Annually recurring and periodically recurring capital expenditures were generally flat from 2011 to 2012. The decrease in periodically recurring capital expenditures of $129 primarily reflects the timing of capital projects between years. In 2012, decreases primarily reflect reduced water intrusion and structural improvement expenditures at two apartment communities, partially offset by increased structural improvements at one apartment community between years. For the full year 2012, the Company expects periodically recurring capital expenditures to be somewhat consistent with 2011. The increase in annually recurring capital expenditures of $145 primarily reflects the timing of increased roofing, drainage/foundation improvement, HVAC and landscape expenditures at several communities, partially offset by reduced siding and roofing expenditures at one community in 2012. For the full year 2012, the Company expects annually recurring capital expenditures to be moderately higher than 2011.

Fully stabilized (same store) communities

Rental and other revenues increased $5,426 or 7.8% from 2011 to 2012. This increase resulted from a 6.5% increase in the average monthly rental rate per apartment unit and from a 1.0% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $4,429 between periods. Average economic occupancy increased from 95.1% in 2011 to 96.1% in 2012. The occupancy increase between periods resulted in lower vacancy losses of $413 in 2012. The remaining increase in rental and other property revenues of $584 was primarily due to somewhat higher net leasing and other fees and utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to improved rental market conditions in 2012. The Company expects that rental revenues will continue to increase moderately on a year over year basis in 2012, continuing a trend that began in late 2010. Average rental rate and occupancy increases were primarily due to increasing rental demand resulting from a gradually improving economy, a continued decline in the home ownership rate and due to a modest supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,074 or 3.9% from 2011 to 2012. This increase was primarily due to increased property tax expenses of $1,333 or 14.4% and increased insurance expenses of $106 or 11.5%. These increases were offset primarily by decreased maintenance expenses of $304 or 6.4% and decreased ground rent expenses of $74 or 24.6%. The increase in property tax expenses primarily reflects increased expense accruals in 2012 due to higher real estate valuations by tax authorities in most of the Company’s markets. Insurance expenses increased primarily due to higher property insurance rates upon the annual renewal of insurance coverage in the second quarter of 2012. Maintenance expenses decreased primarily as a result of lower exterior painting costs of $36 between periods as well as lower aggregate repair costs due to the timing of these costs between periods. The decrease in ground rent expenses primarily reflects the termination of a ground lease (through the acquisition of the underlying land) at one of the Company’s Atlanta communities in July 2011. See the “Outlook” section below for a discussion of expense trends for 2012.

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011

The Operating Partnership reported net income available to common unitholders of $41,150 for the six months ended June 30, 2012 compared to $8,432 for the six months ended June 30, 2011. The Company reported net income available to common shareholders of $41,035 for the six months ended June 30, 2012 compared to $8,403 for the six months ended June 30, 2011. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased gains on condominium sales, increased equity in earnings from unconsolidated entities primarily from a gain on the sale of an apartment community by one of the entities in the first quarter of 2012 and lower interest expense between periods.

Rental and other revenues from property operations increased $13,496 or 9.1% from 2011 to 2012 primarily due to increased revenues from the Company’s fully stabilized communities of $10,728 or 7.8% and increased revenues of $2,149 from acquisition communities in 2012. The revenue increase from acquisition communities in 2012 reflects the acquisition of one apartment community in December 2011. The revenue increase from fully stabilized communities is discussed more fully below. The remaining revenue increase of $619 primarily reflects increased revenues from one development and lease-up community that began delivering and leasing apartment units in the second quarter of 2012 and from commercial properties due to the acquisition of additional retail space at the mixed-use community acquired in December 2011 and due to the lease-up of recently developed commercial space.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,045 or 6.1% from 2011 to 2012 primarily due to increases from fully stabilized communities of $1,936 or 3.5%, increases of $981 from acquisition communities, increases of $238 from development and lease-up communities and increases in other segment expense, including corporate property management expenses of $890, or 8.4%. The expense increase from fully stabilized communities is discussed below. The increase from acquisition communities reflects the acquisition of one apartment community in December 2011. The expense increase from lease-up communities reflects the initial personnel and marketing costs associated with the initial lease-up of one development community. The expense increase from other property segments primarily reflects increased corporate property management expenses of $431 resulting from modest increases in annual salaries and estimated cash incentive plan accruals, small headcount increases in the property services supervisory team in 2011 and increased net employee termination costs of approximately $85 and modest increases in commercial property expenses.

For the six months ended June 30, 2012 and 2011, gains on condominium sales activities were $15,434 and $6,176, respectively. The condominium gains in 2012 include the impact of a $612 income tax benefit resulting from the carryback of net operating losses to recover income taxes paid in prior years. The increase in condominium gains between periods reflects the impact of increased unit closings, 45 closings in 2012 compared to 30 closings in 2011, the impact of improved profit margins at both condominium communities in 2012 and lower on-going condominium carrying costs. Condominium revenues increased by $7,761 between periods primarily due to the impact of increased unit sales discussed above. Profit margins improved primarily as a result of favorable revisions to the estimated timing and amount of estimated project revenues and costs as the sell-out process is approximately three-fourths complete at one community and more than one-third complete at the second community. Finally, on-going carrying costs are lower between periods as the remaining units owned by the Company have decreased, resulting in somewhat lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2012.

Depreciation expense increased $1,278 or 3.4% from 2011 to 2012, primarily due to increased depreciation of $1,037 related to the one mixed-use community acquired in December 2011, increased depreciation of $137 related to the completion of apartment units in the second quarter of 2012 at one of the Company’s development and lease-up communities and increased depreciation related to the retail component of properties that were placed in service and partially leased up in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

General and administrative expenses decreased $194 or 2.3%, from 2011 to 2012 primarily as a result of decreased legal and other professional fee expenses of $662, offset somewhat by increased net personnel costs and expenses resulting from modest increases in compensation and estimated incentive plan accruals in 2012, higher income tax consulting expenses between years due to the timing of the services between years and the increased costs associated with director transition in 2012. The decrease in legal and other professional fee expenses reflects legal expenses in 2011 related to a legal claim related to work performed at one apartment community and the general timing of legal and other professional fee expenses between years.

Investment and development expenses increased $28 or 3.6% from 2011 to 2012. In 2012, the capitalization of development personnel to development projects increased by $623 as the Company continued the development of six apartment communities started in early 2012 and in prior years. The increased development capitalization was offset by increased personnel and other costs of $651 to manage the increased development activity. As a result of the larger volume of development activity in 2012, the Company expects that gross development costs and expenses will increase for the full year 2012, but will be largely offset by the impact of increased capitalization of such costs to related development activity in 2012.

Other investment costs decreased $337 or 35.5% from 2011 and 2012. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2012 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in early 2012.

Interest expense decreased $6,164 or 21.3% from 2011 to 2012 primarily due to reduced interest rates on outstanding borrowings and increased interest capitalization in 2012. Gross interest expense decreased by $4,170 from 2011 to 2012 primarily due to the repayment of a $184,683, 6.09% secured mortgage note in the fourth quarter of 2011, and $95,684 of 5.45% senior unsecured notes in June 2012, offset somewhat by increased bank term loan borrowings at an effective rate of 3.5%. Increased interest capitalization on the Company’s development projects of $1,994 primarily related to increased interest capitalization on six apartment communities under development in 2012 compared to five communities in the early stages of development in 2011. The Company expects interest expense for the full year of 2012 to be lower than in 2011 due to decreased average interest rates on outstanding borrowings resulting from debt refinancing activities in late 2011 and early 2012 and due to increased interest capitalization due to increased development cost volumes in 2012.

Equity in income of unconsolidated real estate entities was $6,941 in 2012 compared to $555 in 2011. The increase in 2012 is primarily due to the recognition of the Company’s portion of a gain, totaling $6,055, from the sale of an apartment community in Atlanta, Georgia at one of the unconsolidated entities, as well as the result of increased property net operating income from improved market conditions in 2012 and the improved profitability of one unconsolidated entity that refinanced its mortgage indebtedness at lower interest rates in the first quarter of 2012.

For the six months ended June 30, 2012 and 2011, other income, net included estimated state franchise taxes. In 2012, other income, net also included income of $843 related to a legal claim associated with work performed at one of the Company’s apartment communities and a gain of $33 from the sale of a technology investment. For 2011, other income, net also included income of $150 related to the settlement of a legal claim related to work performed at one of the Company’s apartment communities and a gain of $428 from the sale of a technology investment.

Annually recurring and periodically recurring capital expenditures increased $914 or 9.1% from 2011 to 2012. The decrease in periodically recurring capital expenditures of $45 primarily reflects the timing of capital projects between years. In 2012, decreases primarily reflect reduced water intrusion, structural improvements and window replacements at three apartment communities, partially offset by increased structural improvements at one apartment community and increased parking deck, tenant improvement and leasing commission expenditures at an office property in 2012. For the full year 2012, the Company expects periodically recurring capital expenditures to be somewhat consistent with 2011. The increase in annually recurring capital expenditures of $959 primarily reflects the timing of increased roofing, drainage/foundation improvement, HVAC and landscape expenditures at several communities, partially offset by reduced siding and roofing expenditures at one community in 2012. For the full year 2012, the Company expects annually recurring capital expenditures to be moderately higher than 2011.

Fully stabilized (same store) communities

Rental and other revenues increased $10,728 or 7.8% from 2011 to 2012. This increase resulted from a 6.3% increase in the average monthly rental rate per apartment unit and from a 1.0% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $8,614 between periods. Average economic occupancy increased from 95.0% in 2011 to 96.0% in 2012. The occupancy increase between periods resulted in lower vacancy losses of $901 in 2012. The remaining increase in rental and other property revenues of $1,213 was primarily due to somewhat higher net leasing and other fees and utility reimbursements and lower net concessions. Average occupancy levels were slightly higher between years due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

improved rental market conditions in 2012. The Company expects that rental revenues will continue to increase moderately on a year over year basis in 2012, continuing a trend that began in late 2010. Average rental rate and occupancy increases were primarily due to increasing rental demand resulting from a gradually improving economy, a continued decline in the home ownership rate and due to a modest supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2012.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,936 or 3.5% from 2011 to 2012. This increase was primarily due to increased property tax expenses of $2,485 or 13.4% and increased insurance expenses of $164 or 8.3%. These increases were offset primarily by decreased utility expenses of $345 or 4.2%, decreased advertising and promotion expenses of $322 or 15.7% and decreased ground rent expenses of $140 or 23.3%. The increase in property tax expenses primarily reflects increased expense accruals in 2012 due to higher real estate valuations by tax authorities in most of the Company’s markets. Insurance expenses increased primarily due to higher property insurance rates upon the annual renewal of the insurance coverage in the second quarter of 2012. The decrease in utility expenses is primarily due to $239 of sales tax refunds in the Company’s Texas markets resulting from the recovery of sales taxes on certain electric bills incurred in prior years. The decrease in advertising and promotion expenses primarily reflects reduced advertising expenditures and lower apartment locator costs resulting from improved market conditions. The decrease in ground rent expenses primarily reflects the termination of a ground lease (through the acquisition of the underlying land) at one of the Company’s Atlanta communities in July 2011. See the “Outlook” section below for a discussion of expense trends for 2012.

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

The Company’s outlook for 2012 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, the supply of new apartment units has remained relatively low over the past year or so, which coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. The environment for multi-family rental development starts has also been improving, and the Company expects that, over time, this will impact competitive supply in the markets in which it operates.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year 2012, compared to 2011, driven primarily by new and renewed leases being completed at moderately higher market rental rates as the Company expects to generally maintain occupancy levels modestly higher than or relatively consistent with 2011. Operating expenses of fully stabilized communities are also expected to moderately increase in 2012. On a year-over-year basis, the Company expects property tax and insurance expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase moderately for the full year 2012, which is expected to positively impact the Company’s results of operations. Management also expects that net operating deficits from newly developed communities commencing lease-up in 2012 will modestly offset net operating income growth from stabilized community operations.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase modestly in 2012, compared to 2011.

Management expects interest expense for the full year 2012 to be meaningfully lower than in 2011 due in part to increased interest capitalization in 2012, compared to 2011, resulting from the development of apartment projects under development and construction, as well as new construction starts in 2012, and in larger part on the following capital activities: (1) $184,683 of 6.09% secured mortgage debt prepaid in December 2011, (2) $95,684 of 5.45% unsecured senior notes repaid at maturity in June 2012, (3) $300,000 of borrowings on the Company’s unsecured bank term loan facility, at an effective average fixed rate of approximately 3.44% and (4) approximately $53,267 of 5.50% secured mortgage debt anticipated to be prepaid at par in October 2012 (such mortgage debt matures in January 2013).

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

The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities as well as net proceeds from on-going condominium sales and its at-the-market common equity programs to fund future estimated construction expenditures. As a result of expected additional at-the-market common equity sales, the Company expects weighted average diluted shares to increase for the full year 2012, compared to 2011. Sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

Liquidity and capital resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $48,429 for the six months ended June 30, 2011 to $68,018 for the six months ended June 30, 2012 primarily due to increased property net operating income in 2012 from fully stabilized communities and reduced interest expense in 2012. For the full year 2012, the Company expects cash flows from operating activities to increase moderately consistent with its outlook for multi-family operating results provided above, and due to lower interest expense resulting from the refinancing of certain indebtedness and lines of credit at lower rates in late 2011 and early 2012, as discussed below, and from increased interest capitalization to development communities in 2012.

Net cash flows used in investing activities increased from $16,070 for the six months ended June 30, 2011 to $32,960 for the six months ended June 30, 2012 primarily due to increased construction and development expenditures relating to an increased development pipeline in 2012, offset somewhat by higher net proceeds from sales of condominium assets and from the sale of one apartment community in an unconsolidated entity in 2012. For the full year 2012, the Company expects to continue to incur development expenditures on current and possible new development starts. The Company does not currently expect to sell any wholly-owned apartment communities in 2012.

Net cash flows from financing activities changed from net cash used in financing activities of $25,493 for the six months ended June 30, 2011 to net cash provided by financing activities of $3,486 for the six months ended June 30, 2012 primarily due to the net redemption of the Company’s Series B preferred stock in 2011. For the full year 2012, the Company expects that its outstanding debt may increase modestly, depending on the level of proceeds from the Company’s at-the-market common equity program (discussed below), principally to fund the expected development expenditures discussed above.

Since 1993, the Company has elected to be taxed as a REIT under the Internal Revenue Code. Management currently intends to continue operating the Company as a REIT in 2012. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the six months ended June 30, 2012, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In May 2012, the Company’s board of directors increased the quarterly dividend rate from $0.22 to $0.25 per common share. The Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.25 per share for the remainder of 2012. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through on-going condominium sales, possibly through the sale of selected operating communities, through net proceeds from the Company’s at-the-market common equity programs and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales for the six months ended June 30, 2012 and for the full year of 2011 were $39,981 and $59,469, respectively. For the six months ended June 30, 2012, the Company also received a distribution of net sales proceeds of $6,869 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of June 30, 2012, the Company had no apartment communities held for sale. The Company expects to generate additional net sales proceeds from the closing of condominium units at the Austin and Atlanta Condominium Projects for the remainder of 2012 (see “2012 Outlook” above where discussed further).

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2012, the Company had approximately 4,137 shares remaining for issuance under its new and prior ATM programs. The Company has used and expects to continue to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. For the six months ended June 30, 2012 and the full year 2011, the Company sold 414 and 3,409 shares for gross proceeds of $19,159 and $138,628, respectively. The average gross sales prices per share were $46.33 and $40.67 for the six months ended June 30, 2012 and the full year of 2011, respectively. The Company’s net proceeds totaled $18,625 and $135,651 for the six months ended June 30, 2012 and for the full year 2011, respectively. Sales under the program will be dependent on a variety of factors, including, among others, market conditions and the trading price of the Company’s common stock relative to other sources of capital.

As of June 30, 2012, the Company’s aggregate pipeline of six apartment communities under development totaled approximately $300,400, of which approximately $138,000 remained to be incurred by the Company as of June 30, 2012. The Company may also begin additional developments later in 2012. The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities as well as net proceeds from on-going condominium sales and its at-the-market common equity programs to fund future estimated construction expenditures.

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

In January 2012, the Company entered into a new unsecured bank term loan facility (the “Term Loan”), provided by a syndicate of eight financial institutions, which provides for a $300,000 unsecured bank term loan and has an initial six-year term maturing in January 2018, with two six-month extension options. The Term Loan has a current stated interest rate of LIBOR plus 1.90% and required the payment of unused facility fees equal to 0.25% of the aggregate undrawn loan commitments through July 2, 2012. The Term Loan provides for the interest rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. The Term Loan contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility, and which are substantially consistent with those of the Syndicated Line described above. The Company separately entered into interest rate swap arrangements to fix the variable interest cost associated with this Term Loan, resulting in an initial effective average fixed interest rate, once fully drawn, of approximately 3.44% (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

The $100,000 borrowed under the Term Loan at closing was used to pay down a portion of the outstanding balance under the revolving credit facility and to pay related fees and expenses. On May 31, 2012, the Company borrowed an additional $130,000, which was used primarily to retire $95,684 of 5.45% senior unsecured notes at maturity. On July 2, 2012, the Company borrowed the remaining available capacity of $70,000 available under the Term Loan, which will be used for general business purposes, including the repayment of approximately $53,267 of 5.50% secured mortgage notes that become open for prepayment at par in October 2012 (such mortgage debt matures in January 2013).

As of July 27, 2012, the Company had cash and cash equivalents of approximately $38,700. Additionally, the Company had no outstanding borrowings and $575 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan (discussed further below) and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at June 30, 2012.

Management believes it will have adequate capacity under its unsecured revolving lines of credit and Term Loan to execute its 2012 business plan and meet its short-term liquidity requirements. The Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the Company’s sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that such secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

At-the-market common equity sales program

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2012, the Company had approximately 4,137 shares remaining for issuance under its new and prior ATM programs. The Company has used and expects to continue to use this program as an additional source of capital and liquidity and to maintain the strength of its balance sheet. For the three and six months ended June 30, 2012, the Company sold 97 and 414 shares for gross proceeds of $4,847 and $19,159, respectively. The average gross sales prices per share were $50.23 and $46.33 for the three and six months ended June 30, 2012, respectively. The Company’s sales of common shares produced net proceeds totaling $4,643 and $18,625 for the three and six months ended June 30, 2012, respectively. Underwriter commissions paid totaled $73 and $359 for the three and six months ended June 30, 2012, respectively. For the full year 2011, the Company sold 3,409 shares for gross proceeds of $138,628 at an average gross sales price per share of $40.67, producing net proceeds of $135,651.

Stock and debt repurchase programs

In December 2010, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2012. There were no shares of common stock repurchased for the six months ended June 30, 2012 or for the full year of 2011 under this program. The Company repurchased its 7 5/8% Series B preferred stock at its redemption value of $49,571 during the six months ended June 30, 2011 under this program.

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

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
New community development and acquisition activity (1)	$43,135	$20,652	$74,366	$34,539
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	599	585	1,310	723
Other community additions and improvements (3)	2,146	2,275	3,523	3,568
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	4,538	4,393	7,480	6,521
Corporate additions and improvements	366	336	445	486

	$50,784	$28,241	$87,124	$45,837

Other Data
Capitalized interest	$1,679	$574	$3,000	$1,006

Capitalized development and associated costs (5)	$913	$627	$1,719	$1,096

(1)

Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years. There was no acquisition activity for the three and six months ended June 30, 2012 or 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At June 30, 2012, the Company had 1,810 apartment units in six communities under development. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft. (1)	Estimated Total Cost (2)	Costs Incurred as of 06/30/2012	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (3)	Percent Leased (4)
Post Carlyle Square™—Phase II	Wash. DC	344	-	$89.0	$77.7	2Q 2012	4Q 2013	20.0%
Post South Lamar™	Austin, TX	298	8,555	41.7	27.4	3Q 2012	4Q 2013	N/A
Post Midtown Square®—Phase III	Houston, TX	124	10,864	21.8	14.2	3Q 2012	4Q 2013	N/A
Post Lake® at Baldwin Park—Phase III	Orlando, FL	410	-	58.6	17.9	1Q 2013	3Q 2014	N/A
Post Parkside™ at Wade—Phase I	Raleigh, NC	392	18,148	55.0	17.4	1Q 2013	3Q 2014	N/A
Post Richmond Avenue™	Houston, TX	242	-	34.3	7.8	3Q 2013	4Q 2014	N/A

Total		1,810	37,567	$300.4	$162.4

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(4)	Represents unit status as of July 27, 2012.

Inflation

Substantially all of the leases at the Company’s communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and six months ended June 30, 2012 and 2011 was as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$20,157	$8,824	$41,035	$8,403
Noncontrolling interests—Operating Partnership	56	30	115	29
Depreciation on consolidated real estate assets	19,156	18,461	38,159	36,864
Depreciation on real estate assets held in unconsolidated entities	285	362	623	722
Gains on sales of depreciable real estate assets—unconsolidated entities	-	-	(6,055)	-

Funds from operations available to common shareholders and unitholders (1)	$39,654	$27,677	$73,877	$46,018

Weighted average shares outstanding—basic (2)	53,902	50,044	53,554	49,621
Weighted average shares and units outstanding—basic (2)	54,053	50,213	53,705	49,791
Weighted average shares outstanding—diluted (2)	54,225	50,435	53,923	50,015
Weighted average shares and units outstanding—diluted (2)	54,376	50,604	54,074	50,185

(1)

For the six months ended June 30, 2012, FFO included a loss on early extinguishment of indebtedness of $301. For the six months ended June 30, 2011, FFO included $1,757 of preferred stock redemption costs.

(2)

Diluted weighted average shares and units include the impact of dilutive securities totaling 323 and 391 for the three months and 369 and 394 for the six months ended June 30, 2012 and 2011, respectively. Basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 130 and 169 for the three months and 124 and 161 for the six months ended June 30, 2012 and 2011, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2012, the Company had outstanding variable rate debt of $230,000 tied to LIBOR under its unsecured line of credit arrangements and under its bank term loan facility (see note 4 to the consolidated financial statements). In addition, the Company has interest rate risk associated with fixed rate debt. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest rate swaps—variable to fixed (three) (1)	Term loan borrowings	$100,000 increasing to $230,000 (1)	1.55%	one-month LIBOR	1/19/2018	$(7,756)
Interest rate swaps—variable to fixed (one) (2)	Term loan borrowings	$70,000 (2)	1.50%	one-month LIBOR	1/19/2018	$(2,151)

						$(9,907)

(1)

Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Additional cash payments under the arrangement based on the additional notional amount of $130,000 began in June 2012.

(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.

Additionally, other than the renewal of the Company’s line of credit arrangements, entering into the bank term loan facility (see note 4 to consolidated financial statements) during the first half of 2012 and the retirement of $95,684 of 5.45% senior unsecured notes in June 2012, there were no material changes in outstanding fixed or variable rate debt arrangements in 2012. The Company has no floating rate LIBOR-based borrowings outstanding as of June 30, 2012, excluding the variable rate debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2012 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012
April 30, 2012	-	$-	-	$150,429
May 1, 2012
May 31, 2012	-	-	-	$150,429
June 1, 2012
June 30, 2012	-	-	-	$150,429

Total	-	$-	-	$150,429

(1)

In the fourth quarter of 2010, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes through December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and U.S. Bank National Association, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and U.S. Bank National Association, as Trustee
10.1(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities LLC
10.2(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC
10.3(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.4(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.
11.1(h) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on May 31, 2012 and incorporated herein by reference.
(h)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

August 7, 2012	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2012	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2012	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 7, 2012	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2012	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2012	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.	Description

3.1(a) -	Articles of Incorporation of the Company
3.2(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b) -	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c) -	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d) -	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(e) -	Indenture between the Company and U.S. Bank National Association, as Trustee
4.2(f) -	First Supplemental Indenture to the Indenture between the Operating Partnership and U.S. Bank National Association, as Trustee
10.1(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities LLC
10.2(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC
10.3(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.4(g) -	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.
11.1(h) -	Statement Regarding Computation of Per Share Earnings
31.1 -	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101 -	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on May 31, 2012 and incorporated herein by reference.
(h)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.