Form 10-K
period 2012-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2013-02-28
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

(404) 846-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
8 ½% Series A Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of Each Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc. Yes [X] No [ ]	Post Apartment Homes, L.P. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc. Yes [ ] No [X]	Post Apartment Homes, L.P. Yes [ ] No [X]

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2012 was approximately $2,598,025,607. As of February 15, 2013, there were 54,566,350 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc.’s 2013 Proxy Statement in connection with its Annual Meeting of Shareholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of December 31, 2012, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-K. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at December 31, 2012). This annual report on Form 10-K presents the following separate financial information for both the Company and the Operating Partnership:

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

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2012, approximately 31.5%, 22.6%, 13.9% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2012, the Company had interests in 22,218 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,046 apartment units at seven communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 625 employees, 16 of whom are parties to a collective bargaining agreement.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2012, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.7% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common or preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership owns and sells for-sale condominium homes and provides other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code of 1986, as amended. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

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

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast and the mid-Atlantic markets and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in nine markets as of December 31, 2012; however, the Company’s first community in the Raleigh, North Carolina market is currently under construction and is expected to begin delivering units in early 2013.

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

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 40 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

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

Post Properties, Inc.	2
Post Apartment Homes, L.P.

Operating Strategy

The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business.

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy has been to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives have included generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% and maintaining adequate liquidity through available cash and its unsecured lines of credit. At December 31, 2012, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets, and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

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

•

Fully stabilized (same store) communities - those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year - communities which reached stabilized occupancy in the prior year.

•

Development and lease-up communities - those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities - those communities acquired in the current or prior year.

Post Properties, Inc.	3
Post Apartment Homes, L.P.

A summary of segment operating results for 2012, 2011 and 2010 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2008 through December 31, 2012, the Company and its affiliates have developed and completed 1,735 apartment units in five apartment communities and sold eight apartment communities containing an aggregate of 2,697 apartment units (including a joint venture interest in one apartment community consisting of 276 units in 2012). During the same period, the Company acquired two apartment communities containing 587 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2012		2011		2010		2009		2008
Units developed and completed	-		-		396		1,032		307
Units acquired	360		227		-		-		-
Units sold	(278	) (1)	-		-		(1,325	) (5)	(1,093)
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	20,172	(2)	20,090	(3)	19,863	(4)	19,467	(6)	19,760	(7)
Total revenues from continuing operations (in thousands)	$334,911		$305,316		$285,138		$276,323		$281,940

(1)	Includes a net decrease of two apartment units to reflect the conversion of two apartment units into commercial space.
(2)	Excludes 2,046 units currently under development (including 662 units in lease-up) at December 31, 2012.
(3)	Excludes 1,568 units under development at December 31, 2011.
(4)	Excludes 642 units under development at December 31, 2010.
(5)	Includes a net increase of three apartment units to reflect the addition of three apartment units.
(6)	Excludes 396 units under development at December 31, 2009.
(7)	Excludes 994 units under development and 435 units in lease-up at December 31, 2008.

Current Development Activity

At December 31, 2012, the Company had 2,046 apartment units in seven communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 12/31/2012	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Post Carlyle Square™, II	Wash. DC	344	906	—	$87.0	$279	$83.1	2Q 2012	4Q 2013	55.8%
Post South Lamar™	Austin, TX	298	852	9,263	41.7	159	36.8	3Q 2012	4Q 2013	52.7%
Post Midtown Square®, III	Houston, TX	124	889	10,358	21.8	181	20.0	4Q 2012	4Q 2013	53.2%
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	—	58.6	149	30.2	1Q 2013	3Q 2014	N/A
Post Parkside™ at Wade	Raleigh, NC	397	882	14,908	55.0	151	29.6	1Q 2013	3Q 2014	N/A
Post Richmond Avenue™	Houston, TX	242	857	—	34.3	165	12.6	4Q 2013	4Q 2014	N/A
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	186	7.3	1Q 2014	2Q 2015	N/A

Total		2,046		45,085	$338.2		$219.6

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(5)	Represents unit status as of February 15, 2013.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals and capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

Condominium Activities

At December 31, 2012, the Company was selling for-sale condominium homes in two communities. The Four Seasons Private Residences, Austin (the “Austin Condominium Project”) consists of 148 homes, of which three homes were under contract and 129 units were closed as of February 15, 2013. The Company’s other condominium project, The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consists of 129 homes. There were 19 units under contract and 85 units were closed at the Atlanta Condominium Project at February 15, 2013. Units “under contract” listed above include all units currently under contract. However, the Company has experienced contract terminations in prior condominium projects and may experience additional terminations in connection with existing projects. Accordingly, there can be no assurance that units under contract for sale will actually close. The Company recognized impairment charges in 2010 and prior years to write-down the Company’s investments in these two properties to their estimated fair value. These impairment charges are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

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

Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of multi-family housing units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future, as well as interpretations of the ADA and FHA by courts, may impose additional burdens or restrictions on the Company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Post Properties, Inc.	5
Post Apartment Homes, L.P.

In recent years, there has been heightened scrutiny of the multi-family housing industry for compliance with the requirements of the FHA and ADA. In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the FHA and the ADA at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court’s scheduling order, the deadline for completion of discovery is November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company cannot ascertain the ultimate cost of compliance with the ADA, FHA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations, cash flows and financial condition.

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

Post Properties, Inc.	6
Post Apartment Homes, L.P.

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

Post Properties, Inc.	7
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

The Company may develop and construct apartment communities. The Company is currently developing its Post South Lamar™ apartment community in Austin, Texas, its Post Parkside™ at Wade apartment community in Raleigh, North Carolina, a second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, a third phase of its Post Midtown Square® apartment community in Houston, Texas, a third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, its Post Richmond Avenue™ community in Houston, Texas and its Post Soho Square™ community in Tampa, Florida. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

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

Post Properties, Inc.	8
Post Apartment Homes, L.P.

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

At December 31, 2012, approximately 31.5%, 22.6%, 13.9% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in fewer markets. The Company is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Economic slowdowns in the U.S. and declines in the condominium and single family housing markets may negatively affect the Company’s financial condition and results of operations.

There was a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. Although the real estate development industry and the U.S. economy has seen gradual improvement beginning in 2010, there can be no assurance that market conditions will remain or improve further in the near future. Negative trends may materially and adversely affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, conditions in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from any economic downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

The excess in for-sale condominiums in the Company’s markets also affects the Company’s profits in its for-sale condominium business. The market for the Company’s for-sale condominium homes depends on an active demand for new for-sale housing and high consumer confidence. Decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing in recent years that has affected the price at which the Company is able to sell condominium homes. The Company cannot predict how long demand and other factors in the real estate market will remain at current levels, but if the markets do not significantly improve, the moderate pace of condominium sales and closings could remain during 2013.

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

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities or through the sale of for-sale (condominium) housing to make future principal payments, it may not have sufficient cash flow available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities and through the sale of for-sale (condominium) housing:

•	the national and local economies;
•	local real estate market conditions, such as an oversupply of apartment homes or competing for-sale (condominium) housing;
•	the perceptions by prospective residents or buyers of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;
•	the Company’s ability to provide adequate management, maintenance and insurance for its apartment communities;
•	rental expenses for its apartment communities, including real estate taxes, insurance and utilities; and
•	the level of mortgage interest rates and its impact on the demand for prospective buyers of for-sale (condominium) housing.

Post Properties, Inc.	9
Post Apartment Homes, L.P.

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2012, the Company had outstanding mortgage indebtedness of $402,464, senior unsecured notes of $400,000, unsecured term loan indebtedness of $300,000 and no outstanding borrowings on its unsecured revolving lines of credit. None of the Company’s indebtedness matures in 2013 or 2014.

The Company could become more highly leveraged, which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% and to maintain adequate liquidity through the Company’s available cash and unsecured lines of credit. At December 31, 2012, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

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

The Company’s senior unsecured debt is rated investment grade by Standard & Poor’s Corporation and Moody’s Investors Service. In determining the Company’s credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy and diversity, property development risks, industry conditions and contingencies. Therefore, deterioration in the Company’s operating performance could also cause the Company’s investment grade rating to come under pressure. Standard & Poor’s Ratings Service corporate credit rating on the Company is BBB with a stable outlook. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa2 with a stable outlook. There can be no assurance that the Company will be able to maintain its credit ratings or that the Company’s credit ratings will not be lowered or withdrawn in their entirety. A negative change in the Company’s ratings outlook or any downgrade in the Company’s current investment-grade credit ratings by the Company’s rating agencies could adversely affect the Company’s cost and/or access to sources of liquidity and capital. Additionally, a downgrade could, among other things, significantly increase the costs of borrowing under the Company’s unsecured credit lines and bank term loan, adversely impact the Company’s ability to obtain unsecured debt or refinance its unsecured credit facilities on competitive terms in the future, or require the Company to take certain actions to support its obligations, any of which would adversely affect the Company’s business and financial condition.

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

Post Properties, Inc.	10
Post Apartment Homes, L.P.

mortgage indebtedness, revolving lines of credit, bank term loan, or the indenture for the Company’s outstanding senior notes, that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness and off-balance sheet derivative obligations, which could cause an immediate default or allow the lenders or counterparties to declare all funds borrowed thereunder to be due and payable.

Covenants of the Company’s or its subsidiaries’ mortgage indebtedness place restrictions on the Company, which reduce operational flexibility and create default risks.

Mortgages on the Company’s or its subsidiaries’ properties may contain customary negative covenants that, among other things, limit the property owner’s ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. If the Company or its subsidiaries were to breach any debt covenants and did not cure the breach within any applicable cure period, its lenders could require the Company to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. In addition, if a property is mortgaged to secure debt, and the Company is unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness could materially adversely affect the Company’s financial condition and results of operations.

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

The Company pays regular quarterly dividends to holders of shares of its common stock. Commencing with the dividend paid in July 2012, the Company established a quarterly dividend payment rate to common shareholders of $0.25 per share, previously $0.22 per share. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2013. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2013.

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

Future dividend payments by the Company will be paid at the discretion of the board of directors. In evaluating whether to pay any dividends and the level and form of such dividends, the Company anticipates that the board of directors will consider, among other factors, the following:

•

funds from our operations, the Company’s financial condition and capital requirements in light of the current economic climate and the resulting impact on the Company’s business, which may persist in 2013;

•	the annual distribution requirements under the REIT provisions of the Code;
•	the impact of the payment of any special dividend, including any additional shares issued in connection with a special dividend paid in the form of stock;
•	the impact of any additional shares issued in connection with the Company’s at-the-market common equity program; and
•	other factors that the board of directors deems relevant.

There can be no assurance that the current dividend level will be maintained in future periods.

Post Properties, Inc.	11
Post Apartment Homes, L.P.

Unfavorable changes in for-sale (condominium) housing in the Company’s markets and general economic conditions could adversely affect the profitability of the Company’s for-sale condominium housing business.

Units in the Company’s The Four Seasons Private Residences luxury condominium project in Austin, Texas, (the “Austin Condominium Project”), and The Ritz-Carlton Residences, Atlanta, Buckhead luxury condominium project, (the “Atlanta Condominium Project”), became available in the second and third quarters of 2010, respectively. As of February 15, 2013, 129 units had closed, three units were under contract and 16 units remained available for sale at the Austin Condominium Project and 85 units had closed, 19 units were under contract and 25 units remained available for sale at the Atlanta Condominium Project.

The Company’s ability to successfully sell remaining for-sale housing in its portfolio and achieve management’s economic goals in connection with such sales is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition. In general, profits realized to date from the Company’s sale of condominium homes have been more volatile than the Company’s core apartment rental operations. In recent years, there has been weakness in the condominium and single family housing markets due to elevated supplies of such assets, weak consumer confidence, tighter credit standards for home purchases, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and general weakness in the residential housing market in the U.S. Further, the instability in the global capital markets and a significant decline in economic growth in the U.S. economy in 2008 and 2009 resulted in a decline in demand in the for-sale housing markets. In recent years, pressure on demand, fueled by tighter credit standards for home buyers, led to an oversupply of new for-sale housing that affected the price at which the Company is able to sell condominium homes. In addition, if the Company is unable to sell condominium units, the expenses and carrying costs associated with the ownership of such units continue which could cause the Company to realize losses in future periods. In an effort to reduce its unsold inventory, the Company implemented reduced pricing programs in prior years which resulted in lower condominium profits.

As a result of these factors, the moderate pace of condominium closings continued in 2012. The Company cannot predict how long demand and other factors in the real estate market will remain at current levels, but if the markets continue to be weak or deteriorate further, the moderate pace of condominium sales and closings will remain during 2013. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. To the extent that condominium pricing pressure continues or worsens or the Company is required to hold unsold units longer than anticipated (requiring the Company to continue to pay on-going carrying costs), the profitability of these projects may be materially adversely affected and it could cause the Company to realize impairment losses in future periods.

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

Post Properties, Inc.	12
Post Apartment Homes, L.P.

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

The Company expects that other real estate investors will compete to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other multi-family REITs. This competition could increase prices for properties of the type that the Company would likely pursue, and competitors may have greater resources than the Company. As a result, the Company may not be able to make attractive investments on favorable terms, which could adversely affect its growth.

The Company could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac are a major source of financing for multi-family real estate in the United States. The Company utilizes loan programs sponsored by these entities as a key source of capital to finance its growth and its operations. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses, or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multi-family housing more generally may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate and, as a result, may adversely affect the Company and its growth and operations.

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

Post Properties, Inc.	13
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

Within the past few years, there has been heightened scrutiny of the multi-family housing industry for compliance with the requirements of the FHA and ADA. In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as

Post Properties, Inc.	14
Post Apartment Homes, L.P.

injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court’s scheduling order, the deadline for completion of discovery is November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

Post Properties, Inc.	15
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

Post Properties, Inc.	16
Post Apartment Homes, L.P.

as a corporation would cause the Company to fail to qualify as a REIT. See “The Company may fail to qualify as a REIT for federal income tax purposes” above.

The Company’s shareholders may not be able to effect a change of control.

The articles of incorporation and bylaws of the Company and the partnership agreement of the Operating Partnership contain a number of provisions that could delay, defer or prevent a transaction or a change of control that might involve a premium price for the Company’s shareholders or otherwise be in their best interests, including the following:

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 868 were outstanding as of December 31, 2012. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, in some cases, it is difficult to determine at this time what impact the health care reform legislation will have on the Company’s financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for the Company to revise ways in which it provides healthcare and other benefits to its employees. In addition, the Company’s results of operations, financial position and cash flows could be materially adversely affected.

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

Post Properties, Inc.	17
Post Apartment Homes, L.P.

regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

The Company devotes significant resources to network security to protect the Company’s systems and data. The Company’s security measures include user names and passwords to access Company information technology systems. The Company also uses encryption and authentication technologies to secure the transmission and storage of data. These security measures, however, cannot provide absolute security. They may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Regardless, the Company may experience a breach of the Company’s systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects the company’s systems or results in the unauthorized release of personal identifying information, the Company’s reputation and brand could be materially damaged and materially adversely affect the Company’s business. The Company also may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2012, the Company owned 57 Post® multi-family apartment communities, including three communities in lease-up and four communities held in unconsolidated entities. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	16	6,609	31.5%
Dallas, TX	15	4,725	22.6%
Greater Washington, D.C.	7	2,914	13.9%
Tampa, FL	4	2,111	10.1%
Charlotte, NC	5	1,748	8.3%
Houston, TX	2	961	4.6%
Austin, TX	4	935	4.5%
Orlando, FL	2	598	2.9%
New York, NY	2	337	1.6%

	57	20,938	100.0%

Thirty-seven of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 13.1 years. The average economic occupancy rate was 96.0% and 95.6% for 2012 and 2011, respectively, and the average monthly rental rate per apartment unit was $1,353 and $1,274, respectively, for the 50 communities stabilized for 2012 and 2011. See “Selected Financial Information.”

At December 31, 2012, the Company had 2,046 apartment units in seven communities currently under development or in lease-up. Three communities in lease-up totaling 766 apartment units are included in the table above and the community information on pages 19 and 20.

At December 31, 2012, the Company, through a taxable REIT subsidiary, was selling condominium homes in two ground-up luxury condominium projects and had 66 units under contract and available for sale. There can be no assurances that units under contract will actually close.

Post Properties, Inc.	18
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2012 Average Rental Rates Per Unit	2012 Average Economic Occ. (1)
Atlanta
Buckhead / Brookhaven
Post Alexander™	2008	307	$1,656	95.8%
Post Brookhaven®	1990-1992 (3)	735	1,058	96.8%
Post Chastain®	1990/2008	558	1,172	97.2%
Post Collier Hills® (2)	1997	396	1,063	96.5%
Post Gardens®	1998	397	1,238	96.5%
Post Glen®	1997	314	1,242	97.0%
Post Lindbergh® (2)	1998	396	1,114	97.1%
Post Peachtree Hills®	1992-1994/2009 (3)	300	1,331	95.8%
Post StratfordTM (4)	2000	250	1,287	96.7%
Dunwoody
Post Crossing®	1995	354	1,128	97.3%
Emory Area
Post BriarcliffTM	1999	688	1,199	96.5%
Midtown
Post ParksideTM	2000	188	1,459	96.4%
Post Renaissance®	1992-1994(3)	342	1,073	96.3%
Northwest Atlanta
Post Crest® (2)	1996	410	1,048	96.7%
Post Riverside®	1998	522	1,495	96.4%
Post SpringTM	2000	452	1,033	96.1%

Subtotal/Average – Atlanta		6,609	1,202	96.6%

Dallas
North Dallas
Post Addison CircleTM	1998-2000(3)	1,334	1,060	95.0%
Post EastsideTM	2008	435	1,145	94.5%
Post Legacy	2000	384	1,033	95.8%
Post Sierra at Frisco Bridges™	2009	268	1,101	94.6%
Uptown Dallas
Post AbbeyTM	1996	34	1,897	98.3%
Post Cole’s CornerTM	1998	186	1,166	96.9%
Post GalleryTM	1999	34	2,782	97.3%
Post HeightsTM	1998-1999/2009(3)	368	1,324	95.4%
Post Katy Trail™	2010	227	1,619	96.1%
Post MeridianTM	1991	133	1,313	95.8%
Post SquareTM	1996	216	1,280	96.5%
Post Uptown VillageTM	1995-2000(3)	496	1,101	96.9%
Post VineyardTM	1996	116	1,153	96.5%
Post VintageTM	1993	160	1,187	96.9%
Post WorthingtonTM	1993/2008	334	1,430	94.7%

Subtotal/Average – Dallas		4,725	1,192	95.6%

Austin
Post Barton Creek™	1998	160	1,667	96.7%
Post Park Mesa™	1992	148	1,399	97.1%
Post South Lamar™ (5)	2012	298	1,597	N/A
Post West Austin™	2009	329	1,415	95.3%

Subtotal/Average – Austin (5)		935	1,475	96.1%

Post Properties, Inc.	19
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2012 Average Rental Rates Per Unit	2012 Average Economic Occ. (1)
Houston
Post Midtown Square®	1999	529	$1,300	97.0%
Post Midtown Square® – Phase III (5)	2012	124	1,787	N/A
Post Rice LoftsTM (4)	1998	308	1,503	95.3%

Subtotal/Average – Houston (5)		961	1,375	96.3%

Tampa
Post Bay at Rocky Point™	1997	150	1,395	97.1%
Post Harbour PlaceTM	1999-2002 (3)	578	1,479	97.9%
Post Hyde Park®	1996-2008	467	1,435	97.4%
Post Rocky Point®	1996-1998 (3)	916	1,248	95.0%

Subtotal/Average – Tampa		2,111	1,363	96.6%

Orlando
Post Lake® at Baldwin Park	2004-2007 (3)	350	1,536	97.0%
Post ParksideTM	1999	248	1,456	98.1%

Subtotal/Average – Orlando		598	1,503	97.4%

Charlotte
Post Ballantyne	2004	323	1,141	95.1%
Post Gateway PlaceTM	2000	436	1,089	95.6%
Post Park at Phillips Place®	1998	402	1,342	96.4%
Post South End™	2009	360	1,349	95.8%
Post Uptown PlaceTM	2000	227	1,131	97.2%

Subtotal/Average – Charlotte		1,748	1,215	96.0%

Washington D.C.
Maryland
Post Fallsgrove	2003	361	1,743	96.3%
Post Park®	2010	396	1,613	95.2%
Virginia
Post Carlyle Square™	2006	205	2,414	96.7%
Post Carlyle Square™ – Phase II (5)	2012	344	2,528	N/A
Post Corners at Trinity Centre	1996	336	1,604	96.2%
Post Pentagon Row TM	2001	504	2,339	94.5%
Post Tysons Corner TM	1990	499	1,743	93.5%
Washington D.C.
Post Massachusetts Avenue TM (2)	2002	269	3,135	96.0%

Subtotal/Average – Washington, D.C. (5)		2,914	2,021	95.3%

New York City
Post Luminaria TM	2002	138	3,829	97.0%
Post Toscana TM	2003	199	3,888	94.7%

Subtotal/Average – New York City		337	3,864	95.7%

Total		20,938	$1,391	96.0%

(1)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(2)	These communities are owned in unconsolidated entities.
(3)	These dates represent the respective completion dates for multiple phases of a community.
(4)	The Company has a leasehold interest in the land underlying these communities.
(5)

These communities, or portions thereof, are in lease-up, therefore the average economic occupancy information is not included above. As such, the respective market average economic occupancy and market average rental rate totals exclude these communities.

Post Properties, Inc.	20
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court’s scheduling order, the deadline for completion of discovery is November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flow or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Post Properties, Inc.	21
Post Apartment Homes, L.P.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2013 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Charles A. Konas	Executive Vice President, Construction and Property Services
S. Jamie Teabo	Executive Vice President, Property Management
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate Company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 50 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 47 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-eight years. Since October 1997, she has been an Executive Vice President of the Company and is responsible for oversight of all legal matters of the Company and risk management. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 58 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance. Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007. Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004. Mr. Konas is 54 years old.

S. Jamie Teabo.  Ms. Teabo has been with the Company for twenty-six years. Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities. She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 49 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate Company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 54 years old.

Post Properties, Inc.	22
Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share, shares/units and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared
2011
First Quarter	$39.29	$34.95	$0.20
Second Quarter	42.20	37.51	0.20
Third Quarter	44.37	34.68	0.22
Fourth Quarter	44.99	32.18	0.22

2012
First Quarter	$47.05	$41.95	$0.22
Second Quarter	50.83	44.59	0.25
Third Quarter	52.98	47.54	0.25
Fourth Quarter	50.70	46.17	0.25

On February 15, 2013, the Company had 1,348 common shareholders of record and 54,566,350 shares of common stock outstanding.

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

During 2012, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2013, the Operating Partnership had 17 holders of record of Common Units and 143,328 Common Units outstanding, excluding the 54,566,350 of Common Units owned by the Company.

For each quarter during 2012 and 2011, the Operating Partnership paid a cash distribution, per unit, to holders of Common Units equal in amount to the dividends paid, per share, on the Company’s common stock for such quarter.

During 2012, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2012, the Company’s board of directors adopted a stock and notes repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes from time to time until December 31, 2014. In 2011, the Company fully redeemed its Series B preferred stock at its liquidation value of $49,571 under its previous repurchase program. The Company did not repurchase any common or preferred stock in the three months ended December 31, 2012.

Post Properties, Inc.	23
Post Apartment Homes, L.P.

Equity compensation plan information

The following table presents information as of December 31, 2012 about our common stock that may be issued under the Company’s Amended and Restated 2003 Incentive Stock Plan. As of December 31, 2012, there were outstanding stock grants subject to forfeiture for 65,382 shares which are not reflected in the table.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (per share)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Incentive Stock Plan (1)(2)	685,079	$33.80	1,791,701

Total	685,079	33.80	1,791,701
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	685,079	$33.80	1,791,701

(1)	The term for all outstanding options and SARs is ten years from the date of grant.
(2)

The Amended and Restated 2003 Incentive Stock Plan applies share counting on a fungible basis, which means that stock grants will count against the total shares available under the plan as 2.7 shares for every one share issued, while options will count against the total shares available as one share for every one share issued on the exercise of an option and SARs will count against the total shares available as one share for each share with respect to which the appreciation in the SAR is based if the SAR is settled in shares (as distinguished from one share for each share issued in satisfaction of the SAR). Shares issued that are forfeited will be added back to the total shares available on the same fungible basis. However, shares tendered by a participant or withheld by us to pay the exercise price of options or to satisfy any tax withholding obligation with respect to an award, and shares that are not issued in connection with the stock settlement of the SAR when the SAR is exercised, will not be added back to the shares authorized under the plan.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$315,176	$286,518	$268,090	$260,048	$266,204
Other	19,735	18,798	17,048	16,275	15,736

Total revenues	$334,911	$305,316	$285,138	$276,323	$281,940

Income (loss) from continuing operations (1)	$84,291	$25,595	$(6,991)	$(95,727)	$(96,147)
Income from discontinued operations (2)	-	-	-	84,238	87,777

Net income (loss)	84,291	25,595	(6,991)	(11,489)	(8,370)
Noncontrolling interests, net	(352)	(129)	31	8,266	(282)
Dividends to preferred shareholders and redemption costs	(3,688)	(6,212)	(7,547)	(7,637)	(7,637)

Net income (loss) available to common shareholders	$80,251	$19,254	$(14,507)	$(10,860)	$(16,289)

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends) - basic	$1.49	$0.38	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations - basic	-	-	-	1.86	1.98
Net income (loss) available to common shareholders - basic	1.49	0.38	(0.30)	(0.24)	(0.37)
Income (loss) from continuing operations (net of preferred dividends) - diluted	$1.48	$0.38	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations - diluted	-	-	-	1.86	1.98
Net income (loss) available to common shareholders - diluted	1.48	0.38	(0.30)	(0.24)	(0.37)
Dividends declared	0.97	0.84	0.80	0.80	1.55
Weighted average common shares outstanding - basic	53,821	50,420	48,483	45,179	44,009
Weighted average common shares outstanding - diluted	54,131	50,808	48,483	45,179	44,009

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,034,633	$2,842,534	$2,734,889	$2,731,911	$2,679,344
Real estate, net of accumulated depreciation	2,191,708	2,075,517	2,042,375	2,106,520	2,083,151
Total assets	2,363,364	2,139,064	2,114,779	2,177,429	2,252,655
Total indebtedness	1,102,464	970,443	1,033,249	992,760	1,112,913
Total redeemable common units	7,159	6,840	6,192	3,402	4,410
Total equity	1,119,620	1,047,523	967,295	1,016,053	995,850

OTHER DATA
Cash flow provided by (used in):
Operating activities	$134,190	$102,384	$77,111	$69,263	$81,161
Investing activities	(145,015)	(94,940)	(22,320)	(24,871)	21,727
Financing activities	116,440	(16,449)	(46,049)	(106,517)	(38,973)
Total stabilized communities (at end of period)	56	56	55	51	51
Total stabilized apartment units (at end of period)	20,172	20,090	19,863	18,435	18,785
Average economic occupancy (fully stabilized communities) (3)	96.0%	95.9%	95.3%	94.0%	94.4%

(1)

Income (loss) from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continuing operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764.

(2)	Reflects gains and operating results of communities held for sale and sold in the applicable years.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.3%, 95.1%, 94.2%, 92.8% and 93.5% for 2012, 2011, 2010, 2009 and 2008, respectively). Net concessions were $1,159, $1,338, $1,842, $2,045 and $1,229 for 2012, 2011, 2010, 2009 and 2008, respectively. Employee discounts were $855, $732, $711, $749 and $744 for 2012, 2011, 2010, 2009 and 2008, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$315,176	$286,518	$268,090	$260,048	$266,204
Other	19,735	18,798	17,048	16,275	15,736

Total revenues	$334,911	$305,316	$285,138	$276,323	$281,940

Income (loss) from continuing operations (1)	$84,291	$25,595	$(6,991)	$(95,727)	$(96,147)
Income from discontinued operations (2)	-	-	-	84,238	87,777

Net income (loss)	84,291	25,595	(6,991)	(11,489)	(8,370)
Noncontrolling interests, net	(135)	(67)	(20)	8,218	(395)
Distributions to preferred unitholders and redemption costs	(3,688)	(6,212)	(7,547)	(7,637)	(7,637)

Net income (loss) available to common unitholders	$80,468	$19,316	$(14,558)	$(10,908)	$(16,402)

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions) - basic	$1.49	$0.38	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations - basic	-	-	-	1.86	1.98
Net income (loss) available to common unitholders - basic	1.49	0.38	(0.30)	(0.24)	(0.37)
Income (loss) from continuing operations (net of preferred distributions) - diluted	$1.48	$0.38	$(0.30)	$(2.10)	$(2.35)
Income from discontinued operations - diluted	-	-	-	1.86	1.98
Net income (loss) available to common unitholders - diluted	1.48	0.38	(0.30)	(0.24)	(0.37)
Distributions declared	0.97	0.84	0.80	0.80	1.55
Weighted average common units outstanding - basic	53,968	50,584	48,655	45,382	44,316
Weighted average common units outstanding - diluted	54,278	50,972	48,655	45,382	44,316

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,034,633	$2,842,534	$2,734,889	$2,731,911	$2,679,344
Real estate, net of accumulated depreciation	2,191,708	2,075,517	2,042,375	2,106,520	2,083,151
Total assets	2,363,364	2,139,064	2,114,779	2,177,429	2,252,655
Total indebtedness	1,102,464	970,443	1,033,249	992,760	1,112,913
Total redeemable common units	7,159	6,840	6,192	3,402	4,410
Total equity	1,119,620	1,047,523	967,295	1,016,053	995,850

OTHER DATA
Cash flow provided by (used in):
Operating activities	$134,190	$102,384	$77,111	$69,263	$81,161
Investing activities	(145,015)	(94,940)	(22,320)	(24,871)	21,727
Financing activities	116,440	(16,449)	(46,049)	(106,517)	(38,973)

Total stabilized communities (at end of period)	56	56	55	51	51
Total stabilized apartment units (at end of period)	20,172	20,090	19,863	18,435	18,785
Average economic occupancy (fully stabilized communities) (3)	96.0%	95.9%	95.3%	94.0%	94.4%

(1)

Income (loss) from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continuing operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317. Income (loss) from continuing operations in 2008 included impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764.

(2)	Reflects gains and operating results of communities held for sale and sold in the applicable years.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.3%, 95.1%, 94.2%, 92.8% and 93.5% for 2012, 2011, 2010, 2009 and 2008, respectively). Net concessions were $1,159, $1,338, $1,842, $2,045 and $1,229 for 2012, 2011, 2010, 2009 and 2008, respectively. Employee discounts were $855, $732, $711, $749 and $744 for 2012, 2011, 2010, 2009 and 2008, respectively. A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	26
Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2012, the Company had interests in 22,218 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,046 apartment units at seven communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2012, approximately 31.5%, 22.6%, 13.9% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2012, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common minority interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-K.

Property Operations

A gradually improving economy in the United States, favorable demographics and a relatively modest new supply of multi-family units to date during the recent real estate cycle have contributed to improved apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 7.0% and 8.7%, respectively, in 2012, as compared to 2011. The Company’s operating results for 2012 and its outlook for 2013 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, and over time, the Company expects that this will increase the competitive supply of rental units in the markets in which it operates.

Acquisition Activity

In July 2012, the Company acquired Post South End™, a 360-unit apartment community located in Charlotte, North Carolina for a purchase price of approximately $74,000. The community was completed in 2009, and also includes 7,612 square feet of retail space. In December 2011, the Company acquired Post Katy Trail™, a 227-unit apartment community located in Uptown Dallas, Texas for a purchase price of $48,500. The community was completed in 2010 and includes 9,080 square feet of retail space. Operating results for 2012 and 2011 include revenues of $7,101 and $117, respectively, and net operating income of $4,207 and $70, respectively, from these communities.

Development Activity

The Company is currently developing seven communities: (1) the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, planned to consist of 344 apartment units with a total estimated development cost of approximately $87,000, which began delivering units in the second quarter of 2012 and was 55.8% leased as of February 15, 2013, (2) its Post South Lamar™ apartment community in Austin, Texas, planned to consist of 298

Post Properties, Inc.	27
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

apartment units and approximately 9,263 square feet of retail space with a total estimated development cost of approximately $41,700 which began delivering units in the third quarter of 2012 and was 52.7% leased as of February 15, 2013, (3) the third phase of its Post Midtown Square® apartment community in Houston, Texas, planned to consist of 124 apartment units and approximately 10,358 square feet of retail space with a total estimated development cost of approximately $21,800 which began leasing units in the fourth quarter of 2012 and was 53.2% leased as of February 15, 2013, (4) its third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, (5) its Post Parkside™ at Wade apartment community, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 397 apartment units, and approximately 14,908 square feet of retail space, with a total estimated development cost of approximately $55,000, (6) its Post Richmond Avenue™ apartment community in Houston, Texas, planned to consist of 242 apartment units with an estimated development cost of approximately $34,300 and (7) its Post Soho Square™ apartment community in Tampa, Florida, planned to consist of 231 apartment units and approximately 10,556 square feet of retail space with a total estimated development cost of approximately $39,800. The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from on-going condominium sales and its at-the-market common equity sales program to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at December 31, 2012, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

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

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in this Form 10-K for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. These conditions resulted in the Company recording impairment charges in 2010 and 2009 at its two luxury condominium projects as described below. Although certain of the above-described condominium market conditions remain, the Company has noted that the pace of condominium sales activity has increased moderately during 2012 and is expected to persist into 2013.

As of February 15, 2013, the Company had three units under contract and 129 units closed at the Austin Condominium Project and had 19 units under contract and 85 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract will actually close.

Post Properties, Inc.	28
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

At December 31, 2012, the Company’s investment in these two condominium projects totaled $23,281 as reflected on its consolidated balance sheet.

Risk of future condominium impairment losses

The Company recorded impairment losses in prior years related to the Austin Condominium Project and the Atlanta Condominium Project. The Company recorded a $34,691 impairment charge in 2010 at the Austin Condominium Project and, in the aggregate, recorded $89,883 of impairment charges in 2009 and 2010 at the Atlanta Condominium Project and an adjacent land site. The Company evaluated the fair value of the Austin Condominium Project and the Atlanta Condominium Project as of December 31, 2012, and determined that no additional impairment existed as of that date. The model assumptions used to determine the fair value of these projects were based on current cash flow projections over the remaining expected sell-out periods and using market discount rates, which reflect the current status of sales, sales prices and other market factors at each of the condominium projects. There can be no assurance that the Company’s cash flow projections will not change in future periods and that the estimated fair value of the Austin Condominium Project and the Atlanta Condominium Project will not change materially as a consequence, causing the Company to possibly record additional impairment charges in future periods.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2013, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding the use of proceeds from, outstanding borrowings under and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, the expected prepayment of indebtedness, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2013 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2013 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2013, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important

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

•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The costs associated with moisture infiltration and resulting mold remediation;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;

Post Properties, Inc.	30
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

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. In 2012, 2011 and 2010, the Company capitalized interest totaling $5,534, $3,000 and $6,927, respectively. The increase in capitalized interest in 2012 primarily relates to its pipeline of seven apartment communities being developed. The weighted average interest rate used in the calculation of the capitalized interest amounts was 5.4%, 6.0% and 6.3% in 2012, 2011 and 2010, respectively and, as a result, was not the primary driver of the changes in interest capitalization discussed above. In 2013, the Company anticipates decreased interest capitalization over 2012 levels due to the substantial completion of construction at three of the Company’s development communities. The Company expects to start additional development communities in 2013; however, the starts are generally expected to occur in the second half of the year. The average interest rate expected to be used in the interest capitalization calculation in 2013 is expected to be somewhat lower than in 2012 which will also serve to lower interest capitalization amounts in 2013. Lower average capitalization rates in 2013 result from debt refinancing activities in 2012 that lowered the Company’s effective interest rates on its total indebtedness (see note 4 to the consolidated financial statements). Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and could cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. The increase in the Company’s aggregate apartment projects under development has led to increased capitalization of such costs from 2010 to 2012. In 2012, 2011 and 2010, the Company capitalized $3,755, $2,854 and $719, respectively, and expensed $1,317, $1,161 and $2,415, respectively, of development personnel and associated costs. The Company expects capitalization of development personnel and associated costs to development projects to be lower in 2013 due to lower aggregate developments under construction in 2013, as three development communities had reached substantial completion of construction by the end of 2012, and since new 2013 development starts are generally expected to occur in the second half of 2013.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At December 31, 2012, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1, 8 and 14 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets and for a further discussion of impairment charges recorded in 2010. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a book value of $23,281 at December 31, 2012. These projects were substantially completed and began delivering and closing for-sale condominium homes in 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes 3 and 8 to the consolidated financial statements for a discussion of the impairment analysis and the charges of $34,691 in 2010 related to the Austin Condominium Project as well as for a discussion of the impairment analysis and the charges of $5,492 and $76,317 (net of noncontrolling interests of $8,074) related to the Atlanta Condominium Project and adjacent land recorded in 2010 and 2009, respectively. As discussed in the “Operations Overview” above, the Company may be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

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

For the year ended December 31, 2012, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of 2012 and 2011 (same store communities), (2) one community and a portion of two communities in lease-up during 2012, and (3) two communities acquired in 2012 and 2011. There were no apartment communities classified as held for sale in discontinued operations at December 31, 2012.

Post Properties, Inc.	32
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing, and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing, management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits in 2012, 2011 and 2010 were approximately $1,985, $0 and $4,838, respectively.

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

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2012 and 2011 is summarized as follows:

	Year ended December 31,
	2012	2011	% Change
Rental and other property revenues
Fully stabilized communities (1)	$302,132	$282,376	7.0%
Development and lease-up communities	1,779	-	100.0%
Acquired communities (2)	7,101	117	5969.2%
Other property segments (3)	23,049	21,905	5.2%

	334,061	304,398	9.7%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	115,789	110,877	4.4%
Development and lease-up communities	1,784	-	100.0%
Acquired communities (2)	2,894	47	6057.4%
Other property segments, including corporate management expenses (4)	23,211	21,486	8.0%

	143,678	132,410	8.5%

Property net operating income (5)	$190,383	$171,988	10.7%

Capital expenditures (6)
Annually recurring:
Carpet	$3,392	$3,050	11.2%
Other	12,778	12,554	1.8%

Total	$16,170	$15,604	3.6%

Periodically recurring	$8,115	$8,452	(4.0)%

Average apartment units in service	18,721	18,122	3.3%

(1)	Communities which reached stabilization prior to January 1, 2011.
(2)	Communities acquired subsequent to January 1, 2011.

Post Properties, Inc.	33
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(3)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $850 and $918 in 2012 and 2011, respectively.

(4)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and community maintenance. In 2012 and 2011, corporate property management expenses were $11,645 and $10,658, respectively.

(5)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2012	2011
Fully stabilized community NOI	$186,343	$171,499
Property NOI from other operating segments	4,040	489

Consolidated property NOI	190,383	171,988

Add (subtract):
Interest income	393	1,021
Other revenues	850	918
Depreciation	(80,145)	(75,263)
Interest expense	(46,419)	(56,791)
Amortization of deferred financing costs	(2,695)	(2,797)
General and administrative	(16,342)	(16,100)
Investment and development	(1,317)	(1,161)
Other investment costs	(1,401)	(1,435)
Gains on condominium sales activities, net	36,273	10,514
Equity in income of unconsolidated real estate entities, net	7,995	1,001
Other income, net	1,034	619
Net loss on extinguishment of indebtedness	(4,318)	(6,919)

Net income	$84,291	$25,595

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

The Operating Partnership reported net income available to common unitholders of $80,468 in 2012, compared to $19,316 in 2011. The Company reported net income available to common shareholders of $80,251 in 2012, compared to $19,254 in 2011. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased net operating income from lease-up and acquisition communities, increased gains on condominium sales, increased equity in earnings from unconsolidated entities resulting primarily from the gain on the sale of an unconsolidated apartment community and lower interest expense between periods.

Rental and other revenues from property operations increased $29,663 or 9.7% from 2011 to 2012 primarily due to increased revenues from the Company’s fully stabilized communities of $19,756 or 7.0% and increased revenues of $6,984 from acquisition communities and increased revenues of $1,779 from development and lease-up communities. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from acquisition communities in 2012 reflects the acquisition of one apartment community in December 2011 and one community in July 2012. The revenue increase from development and lease-up communities reflects the lease-up of portions of three communities as apartment units were completed in 2012. The remaining revenue increase of $1,144 primarily reflects increased revenues from commercial properties due to the acquisition of additional retail space at the mixed-use communities acquired in December 2011 and July 2012 and due to the lease-up of recently developed commercial space.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $11,268 or 8.5% from 2011 to 2012 primarily due to increased expenses from fully stabilized communities of $4,912 or 4.4%, increased expenses of $2,847 from acquisition communities, increased expenses of $1,784 from development and lease-up communities and increased expenses in other segment expense, including corporate property management expenses, of $1,725 or 8.0%. The expense increase from fully stabilized communities is discussed below. The expense increase from acquisition communities reflects the acquisition of one apartment community in December 2011 and one community in July 2012. The expense increase from lease-up communities reflects the initial personnel and marketing costs associated

Post Properties, Inc.	34
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

with the initial lease-up of portions of three development communities. The expense increase from other property segments primarily reflects increased corporate property management expenses of $987 resulting from modest increases in annual salaries and estimated cash incentive plan accruals, small headcount increases in the property services supervisory team in 2011 and increased net employee termination costs in 2012. Additionally, the increase is due to increased employee termination costs at the Company’s corporate apartment leasing business and modest personnel expense increases in the Company’s commercial property management business.

In 2012 and 2011, there were no sales of wholly owned apartment communities. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

In 2012 and 2011, gains on sales of real estate assets from condominium sales activities in continuing operations were $36,273 and $10,514, respectively. The condominium gains in 2012 include the impact of a $612 income tax benefit resulting from the carryback of net operating losses to recover income taxes paid in prior years. The increase in condominium gains between periods reflects the impact of increased unit closings, 96 closings in 2012 compared to 58 closings in 2011, the impact of improved profit margins at both condominium communities in 2012 and lower on-going condominium carrying costs. Condominium revenues increased by $31,754 between periods primarily due to the impact of increased unit sales discussed above. Profit margins improved primarily as a result of favorable revisions to the estimated timing and amount of estimated project revenues and costs as the sell-out process is approximately 86% complete at one community and 64% complete at the second community. Finally, on-going carrying costs are lower between periods as the remaining units owned by the Company have decreased, resulting in somewhat lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for 2013.

Depreciation expense increased $4,882 or 6.5% from 2011 to 2012, primarily due to increased depreciation of $3,116 related to the two mixed-use communities acquired in December 2011 and July 2012, increased depreciation of $1,582 related to the completion of apartment units at three of the Company’s development and lease-up communities and increased depreciation related to the retail component of properties that were placed in service and partially leased up in 2011.

General and administrative expenses increased $242 or 1.5% from 2011 to 2012, primarily as a result of increased net personnel costs and expenses of $787 resulting from modest increases in compensation and estimated incentive plan accruals in 2012, higher income tax consulting expenses between years due to the timing of the services between years, increased costs associated with director transition in 2012 and increased civic and charitable contributions in 2012. These increases were somewhat offset by decreased legal and other professional fees of $1,143 due to higher legal expenses in 2011 related to construction litigation that was settled in 2012 and due to the general timing of legal and other professional fee expenses between years.

Investment and development expenses increased $156 or 13.4% from 2011 to 2012. In 2012, the capitalization of development personnel to development projects increased by $901 as the Company initiated and continued the development of seven apartment communities started in 2012 and in prior years. The increased development capitalization was more than offset by increased personnel and other costs of $1,057 to manage the increased development activity. As a result of the substantial completion of construction at three development communities in late 2012 and early 2013, the Company expects that the capitalization of development costs and expenses will decrease for 2013, which will result in increased investment and development expense in 2013.

Other investment costs decreased $34 or 2.4% from 2011 and 2012. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease in 2012 primarily reflects lower carry expenses as such costs were capitalized to communities placed under development in 2011 and 2012, offset somewhat by $299 of expenses associated with the acquisition of one apartment community and one parcel of development land in 2012 and by the write-off of $135 of development pursuit costs.

Post Properties, Inc.	35
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Interest expense decreased $10,372 or 18.3% from 2011 to 2012 primarily due to reduced interest rates on outstanding borrowings and increased interest capitalization in 2012. Gross interest expense decreased by $7,838 from 2011 to 2012 primarily due to the repayment of a $184,683, 6.09% secured mortgage note in the fourth quarter of 2011, $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.4% (lowered to 3.2% in the fourth quarter of 2012) and interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. Increased interest capitalization on the Company’s development projects of $2,534 primarily related to interest capitalization on seven apartment communities under development in 2012 compared to five communities in the earlier stages of development in 2011. The Company expects interest expense for 2013 to be modestly lower than 2012 due primarily to reduced gross interest expense resulting from lower average interest rates, partially offset by decreased interest capitalization, as a result of the substantial completion of construction at three development communities in late 2012 and early 2013.

Equity in income of unconsolidated real estate entities increased from $1,001 in 2011 to $7,995 in 2012. The increase in 2012 is primarily due to the recognition of the Company’s portion of a gain, totaling $6,055, from the sale of an apartment community in Atlanta, Georgia at one of the unconsolidated entities, as well as the result of increased property net operating income from improved market conditions in 2012 and the improved profitability of one unconsolidated entity that refinanced its mortgage indebtedness at a lower interest rate in the first quarter of 2012.

In 2012 and 2011, other income (expense), net included estimated state franchise tax expense of $625 and $600, respectively. In 2012, other income (expense), net also included income of $1,554 related to the settlement of construction litigation at one of the Company’s apartment communities, income of $62 from the sale of a technology investment and income of $43 related to receivable recoveries. In 2011, other income (expense), net primarily included a state income tax benefit of $470 relating to the true-up of prior year tax provisions, income of $150 related to the settlement of construction litigation at one of the Company’s apartment communities, a gain of $475 from the sale of a technology investment and income of $123 related to receivable recoveries.

Annually recurring and periodically recurring capital expenditures increased $229 or 1.0% from 2011 to 2012. The decrease in periodically recurring capital expenditures of $337 primarily reflects the timing of capital projects between years. In 2012, decreases primarily reflect reduced water intrusion, structural improvements and window replacements at five apartment communities, partially offset by increased water intrusion and structural improvements at one apartment community and increased parking deck, tenant improvement and leasing commissions at an office property in 2012. The increase in annually recurring capital expenditures of $566 primarily reflects the timing of increased drainage/foundation/parking deck improvements, paving and HVAC equipment replacements at several apartment communities and one office property in 2012, partially offset by reduced siding and roofing expenditures at several communities in 2012.

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

	Year ended December 31,
	2012	2011	% Change
Rental and other revenues	$302,132	$282,376	7.0%
Property operating and maintenance expenses (excluding depreciation and amortization)	115,789	110,877	4.4%

Same store net operating income (1)	$186,343	$171,499	8.7%

Capital expenditures (2)
Annually recurring:
Carpet	$3,392	$3,050	11.2%
Other	11,459	12,105	(5.3)%

Total annually recurring	14,851	15,155	(2.0)%
Periodically recurring	5,108	6,895	(25.9)%

Total capital expenditures (A)	$19,959	$22,050	(9.5)%

Total capital expenditures per unit
(A ÷ 18,114 units)	$1,102	$1,217	(9.4)%

Average monthly rental rate per unit (3)	$1,353	$1,274	6.2%

Average economic occupancy (4)	96.0%	95.6%	0.4%

Physical occupancy, end of period (4)	94.4%	95.2%	(0.8)%

Gross turnover (5)	58.5%	57.2%	1.3%

Percentage rent increase – new leases (6)	5.0%	6.7%	(1.7)%

Percentage rent increase – renewed leases (6)	6.5%	6.0%	0.5%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 34 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

Post Properties, Inc.	37
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

	Year ended December 31,
	2012	2011
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$14,851	$15,155
Development and lease-up	86	-
Acquired communities	306	-
Commercial and other segments	927	449

Total annually recurring capital expenditures	$16,170	$15,604

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$5,108	$6,895
Development and lease-up	5	-
Acquired communities	373	-
Commercial and other segments	2,629	1,557

Total periodically recurring capital expenditures	$8,115	$8,452

Total revenue generating capital expenditures	$3,730	$2,067

Total property capital expenditures per statements of cash flows	$28,015	$26,123

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
(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 95.3% and 94.5% for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, net concessions were $1,159 and $2,269, respectively, and employee discounts were $855 and $808, respectively.

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

Rental and other revenues increased $19,756 or 7.0% from 2011 to 2012. This increase resulted from a 6.2% increase in the average monthly rental rate per apartment unit and from a 0.4% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $17,301 between periods. Average economic occupancy increased from 95.6% in 2011 to 96.0% in 2012. The occupancy increase between periods resulted in lower vacancy losses of $332 in 2012. The remaining increase in rental and other property revenues of $2,123 was primarily due to somewhat higher net leasing and other fees and lower net concessions. Average rental rate and occupancy increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a modest supply to date of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2013. The Company expects that rental revenues will continue to increase moderately on a year over year basis in 2013, continuing a trend that began in late 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,912 or 4.4% from 2011 to 2012. This increase was primarily due to increased property tax expenses of $5,479 or 14.8% and increased insurance expenses of $637 or 16.8%. These increases were offset primarily by decreased utility expenses of $649 or 3.8%, decreased advertising and promotion expenses of $477 or 11.9% and decreased maintenance expenses of $315 or 1.8%. The increase in property tax expense primarily reflects higher real estate valuations by tax authorities in most of the Company’s markets. Insurance expenses increased primarily due to higher property insurance rates upon the annual

Post Properties, Inc.	38
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

renewal of the Company’s insurance coverage in the second quarter of 2012 and somewhat higher net claim expenses in 2012. The decrease in utility expenses is due to $239 of sales tax refunds in the Company’s Texas markets resulting from the recovery of sales taxes on certain electric bills incurred in prior years and due to lower electric costs in certain Texas markets due to lower contract rates in 2012, somewhat offset by higher water and sewer charges due primarily to rate increases in the Atlanta, Georgia and Tampa, Florida markets. The decrease in advertising and promotion expenses primarily reflects reduced advertising expenditures and slightly lower apartment locator costs resulting from improved market conditions. Maintenance expenses decreased due to lower aggregate repair costs due to the timing of these costs between periods, offset somewhat by higher unit turnover costs on higher unit turnover in 2012. See the “Outlook” section below for a discussion of expense trends for 2013.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2011 to 2010 comparison, the operating community categories were based on the status of each community as of December 31, 2011. As a result, these categories are different from the operating community categories used in the 2012 to 2011 comparison discussed earlier in this section.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2011	2010
Fully stabilized community NOI	$159,545	$146,172
Property NOI from other operating segments	12,443	6,593

Consolidated property NOI	171,988	152,765

Add (subtract):
Interest income	1,021	841
Other revenues	918	995
Depreciation	(75,263)	(74,497)
Interest expense	(56,791)	(54,613)
Amortization of deferred financing costs	(2,797)	(2,987)
General and administrative	(16,100)	(16,443)
Investment and development	(1,161)	(2,415)
Other investment costs	(1,435)	(2,417)
Impairment, severance and other costs	-	(35,091)
Gains on sales of real estate assets, net	10,514	6,161
Equity in income of unconsolidated real estate entities, net	1,001	18,739
Other income, net	619	(874)
Net gain (loss) on extinguishment of indebtedness	(6,919)	2,845

Net income (loss)	$25,595	$(6,991)

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

The Operating Partnership reported net income available to common unitholders of $19,316 in 2011, compared to a net loss attributable to common unitholders of $14,558 in 2010. The Company reported net income available to common shareholders of $19,254 in 2011, compared to a net loss attributable to common shareholders of $14,507 in 2010. As discussed below, the additional income between years primarily reflects increased net operating income from fully stabilized communities, additional net operating income from lease-up communities between years, increased gains on condominium sales in 2011, and the net impact of asset impairment charges offset by gains from unconsolidated entities (discussed below) in 2010, all offset by increased debt extinguishment losses in 2011.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

In 2011 and 2010, gains on sales of real estate assets from condominium sales activities in continuing operations were $10,514 and $6,161, respectively. The increase in aggregate condominium gains between periods primarily reflects the impact of improved profit margins at the Company’s Austin Condominium Project in 2011 resulting from revised estimates of the timing and amount of estimated project revenues and costs as the sell-out process was more than one-half complete and due to reduced on-going operating expenses as remaining units owned by the Company had decreased. Additionally, gains increased in 2011 due to a full year of closings at the Company’s Atlanta Condominium Project, as closings commenced at this project in the fourth quarter of 2010. Condominium gains in 2011 also included a net gain of $977 from the sale of a retail condominium unit at the Austin Condominium Project. Condominium gains in 2010 also included net gains of $1,132 relating to the sell-out of the final condominium units at two condominium conversion communities.

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

	Year ended December 31,
	2011	2010	% Change
Rental and other revenues	$261,854	$247,856	5.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	102,309	101,684	0.6%

Same store net operating income (1)	$159,545	$146,172	9.1%

Capital expenditures (2)
Annually recurring:
Carpet	$3,050	$2,823	8.0%
Other	11,788	9,327	26.4%

Total annually recurring	14,838	12,150	22.1%
Periodically recurring	6,509	14,965	(56.5)%

Total capital expenditures (A)	$21,347	$27,115	(21.3)%

Total capital expenditures per unit
(A ÷ 16,688 units)	$1,279	$1,625	(21.3)%

Average monthly rental rate per unit (3)	$1,275	$1,224	4.2%

Average economic occupancy (4)	95.9%	95.2%	0.7%

Physical occupancy, end of period (4)	95.4%	94.3%	1.1%

Gross turnover (5)	52.1%	57.2%	(5.1)%

Percentage rent increase – new leases (6)	6.9%	-6.1%	13.0%

Percentage rent increase – renewed leases (6)	6.0%	2.7%	3.3%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 40 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

	Year ended December 31,
	2011	2010
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$14,838	$12,150
Communities stabilized during 2010	317	236
Commercial and other segments	449	286

Total annually recurring capital expenditures	$15,604	$12,672

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$6,509	$14,965
Communities stabilized during 2010	386	61
Commercial and other segments	1,557	1,374

Total periodically recurring capital expenditures	$8,452	$16,400

Total revenue generating capital expenditures	$2,067	$665

Total property capital expenditures per statements of cash flows	$26,123	$29,737

Post Properties, Inc.	43
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

Outlook for 2013

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

The Company’s outlook for 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a modest supply of new apartment units over the past year or so, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. However, development of new multi-family rental units has continued to increase and the Company expects that, over time, this will increase the competitive supply of new rental units in the markets in which it operates.

Post Properties, Inc.	44
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from fully stabilized communities are expected to increase moderately for 2013, compared to 2012, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with 2012. The rate of revenue growth, however, is expected to moderate in 2013, compared to 2012. Operating expenses of fully stabilized communities are also expected to increase moderately for 2013. On a year-over-year basis, the Company expects property tax and insurance expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase moderately for 2013, which is expected to positively impact the Company’s results of operations. Management also expects that net operating income from development and lease-up communities in 2013 will increase from a relatively small negative contribution in 2012 to a moderate net positive contribution in 2013. Additional net operating income is also expected in 2013 from one apartment community acquired in July 2012.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase moderately for 2013, compared to 2012. Capitalized development personnel and costs are expected to decline in 2013 as portions of the Company’s development communities are completed and new development starts are expected to commence later in 2013. Additionally, general and administrative expenses are expected to include costs associated with planned information technology system upgrades in 2013.

Management expects interest expense for 2013 to be somewhat lower than in 2012 due to moderate reductions in gross interest expense resulting from 2012 debt refinancing activities that lowered the Company’s overall weighted average interest costs for 2013. The decline in gross interest expense is expected to be somewhat offset by reduced interest capitalization to development communities as certain communities were completed in late 2012 and are expected to be completed in 2013.

The Company, through a taxable REIT subsidiary, expects to continue closing unit sales at its Austin Condominium Project and at its Atlanta Condominium Project in 2013. Due to a declining inventory of remaining condominiums available for sale at the end of 2012, the Company expects condominium profits to be significantly lower in 2013. The amount of revenue and profits or losses recognized from condominium sales will depend on the timing, volume and pricing of actual closings. There can be no assurance that any sales will close or that any profits will be realized. Furthermore, if the sales mix, sales velocity and unit pricing varies significantly from period to period, and condominium holding costs for unsold units are incurred in each period as expected, it could cause condominium profits to differ materially from the Company’s expectations, and further, could cause the Company to re-evaluate its valuation models and assumptions which could result in adjustments to profits or losses in future periods (see “Operations Overview” above where discussed further).

The Company currently expects to utilize available cash, retained 2013 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from its on-going condominium sales and its at-the-market common equity program, to fund future estimated construction expenditures. The Company’s 2013 outlook does not currently anticipate any additional share issuances under the Company’s at-the-market equity program in 2013. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

Lastly, the Company expects interest and other income to decrease in 2013, compared to 2012, due primarily to income recognized in 2012 from the settlement of construction litigation, tax increment financing interest and information technology investment gains.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The Company’s net cash provided by operating activities increased from $102,384 in 2011 to $134,189 in 2012 primarily due to increased property net operating income in 2012 from fully stabilized communities of $14,844 and acquisition communities of $4,137 and reduced interest expense of $10,372 in 2012. The Company’s net cash provided by operating activities increased from $77,111 in 2010 to $102,384 in 2011 primarily due to increased property operating income from fully stabilized communities of $13,373 and communities stabilized in 2010 of $4,360. Additionally, investment, development and other investment period expenses were lower in 2011 by $2,236. For 2013, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, development and lease-up and acquisition communities as discussed above and due to somewhat lower net interest expense in 2013.

Net cash flows used in investing activities increased from $94,940 in 2011 to $145,015 in 2012 primarily due to increased construction and development expenditures relating to an increased development pipeline and the acquisition of an apartment community for approximately $74,000 in 2012, offset somewhat by higher net proceeds from sales of condominium assets and from the sale of one apartment community in an unconsolidated entity in 2012. Net cash flows used in investing activities decreased from $22,320 in 2010 to $94,940 in 2011 primarily due to the acquisition of one apartment community for approximately $48,500 in 2011 and increased development and construction expenditures in 2011 as new development projects were initiated in 2011, offset somewhat by decreased proceeds from the sale of for-sale condominiums between years. In 2013, the Company expects to continue to incur development expenditures on its existing development projects. The Company does not currently expect to sell any wholly-owned apartment communities in 2013.

Net cash flows from financing activities changed from net cash used in financing activities of $16,449 in 2011 to net cash provided by financing activities of $116,440 in 2012. The change was primarily due to increased net borrowings in 2012 as the Company took advantage of a lower interest rate environment, offset somewhat by higher equity proceeds from the Company’s at-the-market equity sales program in 2011 and due to the redemption of the Company’s Series B preferred stock in 2011. Net cash flows used in financing activities decreased from $46,049 in 2010 to $16,449 in 2011 primarily due to increased proceeds from common stock sales from the Company’s at-the-market common equity program and from employee stock purchase and option plans, offset somewhat by higher debt repayments between years. In 2013, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under the its ATM program as the Company currently expects to use available cash, cash flow from operations and net cash flow from condominium activities to fund current development expenditures and no debt is scheduled to mature in 2013.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

For 2012, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In May 2012, the Company’s board of directors increased the quarterly dividend rate from $0.22 to $0.25 per common share. The Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.25 per share for 2013. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

Post Properties, Inc.	46
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status.

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

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales for the years ended December 31, 2012, 2011 and 2010 were $87,673, $59,469 and $77,388, respectively. In 2012, the Company also received a distribution of net sales proceeds of $7,674 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of December 31, 2012, the Company had no apartment communities held for sale. The Company expects to generate additional net sales proceeds from the closing of condominium units at the Austin and Atlanta Condominium Projects for 2013 (see “Outlook for 2013” above where discussed further).

In May 2012, the Company adopted a new at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2012, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used and expects to continue to use these programs as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Under a previous ATM program, for the years ended December 31, 2012, 2011 and 2010, the Company sold 550, 3,409 and 41 shares for gross proceeds of $26,153, $138,628 and $1,144, respectively. The average gross sales prices per share were $47.55, $40.67 and $27.70 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s net proceeds totaled $25,457, $135,651 and $1,121 for the years ended December 31, 2012, 2011 and 2010, respectively. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of December 31, 2012, the Company’s aggregate pipeline of seven apartment communities under development and lease-up totaled approximately $338,200, of which approximately $118,600 remained to be incurred by the Company. The Company may also begin additional developments in 2013 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from its on-going condominium sales and its at-the-market common equity program to fund future estimated construction expenditures.

As of February 15, 2013, the Company had cash and cash equivalents of approximately $93,400. Additionally, the Company had no outstanding borrowings, and $570 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at December 31, 2012.

Post Properties, Inc.	47
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Management believes it will have adequate available cash and capacity under its unsecured revolving lines of credit to execute its 2013 business plan and meet its short-term liquidity requirements. The Company currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the Company’s sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that such secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2012, were as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term fixed rate debt (1)	$1,036,631	$42,006	$204,012	$221,294	$569,319
Term loan, lines of credit (variable rate) and interest rate swap arrangements (1)(2)	349,368	9,775	19,550	19,550	300,493
Operating leases (3)	68,993	718	1,262	1,216	65,797
Development and construction obligations (4)	118,600	101,970	16,630	-	-
Other long-term obligations (5)	14,521	9,910	3,705	483	423

Total (6)	$1,588,113	$164,379	$245,159	$242,543	$936,032

(1)	Amounts include principal and interest payments.
(2)

Amounts include principal and interest payments. At December 31, 2012, the Company had no outstanding borrowings but had issued letters of credit to third parties totaling $570 under its line of credit facility arrangements. The terms of the interest rate swap arrangements are discussed below under “Off-Balance Sheet Arrangements.”

(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2012, including amounts due under general construction contracts.
(5)

Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain advertising and other contracts.

(6)	Uncertain tax positions of $797 have been excluded from the table above due to the uncertainty of future cash outflows.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $28,015, $26,123 and $29,737 in 2012, 2011 and 2010, respectively. The capital expenditure totals in 2010 included $11,805 related to expenditures associated with the Company’s exterior remediation project that was completed in 2010.

Off-Balance Sheet Arrangements

At December 31, 2012, the Company held investments in two unconsolidated entities that own four apartment communities. The Company held 25% to 35% equity interests in these apartment LLCs. These unconsolidated entities have third party mortgage indebtedness totaling $177,723 at December 31, 2012. The Company’s share of this indebtedness totaled $49,531 at December 31, 2012.

The Company had issued letters of credit to third parties totaling $570 under its syndicated line of credit facility at December 31, 2012.

In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, in January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4 to the consolidated financial statements) entered into in January 2012 and terminate in January 2018. If the Company had been required to terminate and settle these Interest Rate Swaps as of December 31, 2012, the termination payment by the Company would have been approximately $11,847.

Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2012 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2012 is discussed below.

Post Properties, Inc.	49
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

In January 2012, the Company amended its unsecured revolving line of credit facility (the “Syndicated Line”). The Syndicated Line was provided by a syndicate of eleven financial institutions. The Syndicated Line provides for a $300,000 unsecured revolving line of credit which has a four-year term maturing in January 2016, with a one-year extension option. The Syndicated Line had a stated interest rate of the London Interbank Offered Rate (LIBOR) plus 1.225% at December 31, 2012 and required the payment of annual facility fees equal to 0.225% of the aggregate loan commitments. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings of the Company’s senior unsecured debt. In September and October 2012, the Company’s corporate and senior unsecured debt credit ratings were upgraded by each of the two national credit rating services which rate the Company’s debt. As a result and effective October 1, 2012, the stated interest rate and the facility fee rate were reduced to LIBOR plus 1.225% and 0.225%, respectively, from LIBOR plus 1.40% and 0.30%, respectively. The Syndicated Line also includes an uncommitted competitive bid option for borrowings up to half of the total available loan commitments, as long as the Company maintains its investment grade credit rating. This option allows participating banks to bid to provide the Company loans at a rate which may be lower than the stated rate for syndicated borrowings, depending on market conditions. The Syndicated Line contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility.

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

Also in January 2012, the Company entered into a new unsecured bank term loan facility (the “Term Loan”), provided by a syndicate of eight financial institutions, which provides for a $300,000 unsecured bank term loan and has an initial six-year term maturing in January 2018, with two six-month extension options. The Term Loan had a stated interest rate of LIBOR plus 1.70% at December 31, 2012 and required the payment of unused facility fees equal to 0.25% of the aggregate undrawn loan commitments through July 2, 2012. The Term Loan provides for the interest rate to be adjusted up or down based on changes in the credit rating of the Company’s senior unsecured debt. As a result of the upgrade of the Company’s senior unsecured debt credit ratings discussed above and effective October 1, 2012, the stated interest rate under the Term Loan was reduced to LIBOR plus 1.70%, from LIBOR plus 1.90%. The Term Loan contains representations, financial and other affirmative and negative covenants, events of defaults and remedies typical for this type of facility, and which are substantially consistent with those of the Syndicated Line described above. At December 31, 2012, the Company had entered into interest rate swap arrangements to fix the variable interest cost associated with this Term Loan, resulting in an initial effective average fixed interest rate, of approximately 3.24% (3.44% prior to the ratings upgrade effective October 1, 2012), subject to any adjustment based on subsequent changes in the Company’s credit ratings.

The Company borrowed $100,000 under the Term Loan at closing which was used to pay down a portion of the outstanding balance under the Syndicated Line and to pay related fees and expenses. In May 2012, the Company borrowed an additional $130,000, which was used primarily to retire $95,684 of 5.45% senior unsecured notes at maturity. In July 2012, the Company borrowed the remaining capacity of $70,000 available under the Term Loan, which was used for general corporate purposes, including, as described below, the prepayment of $53,027 of 5.50% secured mortgage notes at par (such mortgage debt was scheduled to mature in January 2013).

In June 2012, the Company repaid $95,684 of senior unsecured notes upon their maturity. The stated interest rate on these notes was 5.45%.

In October 2012, the Company prepaid $53,027 of secured mortgage indebtedness at par. The indebtedness was scheduled to mature in January 2013 and the stated interest rate on the indebtedness was 5.50%.

In November 2012, the Company issued $250,000 of senior unsecured notes. These notes bear interest at 3.375% and are due in 2022. In December 2012, the Company used a portion of the proceeds from the issuance of the $250,000 senior unsecured notes to prepay $130,091 of 6.30% senior unsecured notes and for general corporate purposes. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,017 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Post Properties, Inc.	50
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Stock and Debt Repurchase Programs

In May 2012, the Company adopted a new at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2012, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used and expects to continue to use these programs as an additional source of capital and liquidity and to maintain the strength of its balance sheet. In 2012, the Company sold 550 shares for gross proceeds of $26,153 at an average gross sales price per share of $47.55, producing net proceeds of $25,457. In 2011, the Company sold 3,409 shares for gross proceeds of $138,628 at an average gross sales price per share of $40.67, producing net proceeds of $135,651. In 2010, the Company sold 41 shares for gross proceeds of $1,144 at an average price of $27.70, producing net proceeds of $1,121. Underwriter commissions paid totaled $464, $2,773 and $23 in 2012, 2011 and 2010, respectively.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. Under a previous program that expired on December 31, 2012, the Company repurchased its 7 5/8% Series B preferred stock at its redemption value of $49,571 in 2011. Correspondingly, the Operating Partnership redeemed its Series B preferred units held by the Company on the same date and under the same terms.

In 2010, the Company repurchased preferred stock with a liquidation value of approximately $2,037 under a Rule 10b5-1 plan. Correspondingly, the Operating Partnership redeemed preferred units held by the Company on the same date and under the same terms.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for 2012, 2011 and 2010 are summarized as follows:

	Year ended December 31,
	2012	2011	2010
New community development and acquisition activity (1)	$219,611	$129,015	$56,971
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,730	2,067	665
Other community additions and improvements (3)(6)	8,115	8,452	16,400
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	16,170	15,604	12,672
Corporate additions and improvements	585	996	570

	$248,211	$156,134	$87,278

Other Data
Capitalized interest	$5,534	$3,000	$6,927

Capitalized development and associated costs (5)	$3,755	$2,854	$719

(1)

Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years. In 2012, the Company acquired one mixed-use community and one land parcel for an aggregate purchase price of approximately $82,500. In the fourth quarter of 2011, the Company acquired one mixed-use community for a purchase price of approximately $48,500.

(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)	Includes approximately $11,805 of periodically recurring expenditures for 2010 related to the Company’s exterior remediation project completed in 2010.

Current Development Activity

At December 31, 2012, the Company had 2,046 apartment units in seven communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 12/31/2012	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Post Carlyle Square™, II	Wash. DC	344	906	-	$87.0	$279	$83.1	2Q 2012	4Q 2013	55.8%
Post South Lamar™	Austin, TX	298	852	9,263	41.7	159	36.8	3Q 2012	4Q 2013	52.7%
Post Midtown Square®, III	Houston, TX	124	889	10,358	21.8	181	20.0	4Q 2012	4Q 2013	53.2%
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	-	58.6	149	30.2	1Q 2013	3Q 2014	N/A
Post Parkside™ at Wade	Raleigh, NC	397	882	14,908	55.0	151	29.6	1Q 2013	3Q 2014	N/A
Post Richmond Avenue™	Houston, TX	242	857	-	34.3	165	12.6	4Q 2013	4Q 2014	N/A
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	186	7.3	1Q 2014	2Q 2015	N/A

Total		2,046		45,085	$338.2		$219.6

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(5)	Represents unit status as of February 15, 2013.

Post Properties, Inc.	52
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Inflation

For each of the last three years and as of December 31, 2012, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2012	2011	2010
Net income (loss) available to common shareholders	$80,251	$19,254	$(14,507)
Noncontrolling interests – Operating Partnership	217	62	(51)
Depreciation on consolidated real estate assets	78,737	73,878	72,663
Depreciation on real estate assets held in unconsolidated entities	1,199	1,447	1,422
Gains on sales of condominiums	(36,273)	(10,514)	(6,161)
Incremental gains (losses) on residential condominium sales (1)	36,273	9,537	5,898
Gains on sales of depreciable real estate assets -unconsolidated entities	(6,055)	-	-

Funds from operations available to common shareholders and unitholders (2)	$154,349	$93,664	$59,264

Weighted average shares outstanding – basic (3)	53,948	50,582	48,690
Weighted average shares and units outstanding – basic (3)	54,095	50,746	48,861
Weighted average shares outstanding – diluted (3)	54,258	50,970	48,839
Weighted average shares and units outstanding – diluted (3)	54,405	51,134	49,010

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

(2)

FFO for the year ended December 31, 2012 included losses on the early extinguishment of indebtedness of $4,318. FFO for the year ended December 31, 2011, included a loss on the early extinguishment of indebtedness of $6,919 and $1,757 of preferred stock redemption costs. FFO for the year ended December 31, 2010 included non-cash impairment charges of $40,583 and net debt extinguishment gains of $26,441.

(3)

Diluted weighted average shares and units included the impact of dilutive securities totaling 310 and 388 for the years ended December 31, 2012 and 2011, respectively. Diluted weighted average shares and units included in the table above for the year ended December 31, 2010 included 149 of common stock equivalent shares and units that were antidilutive the loss per share computation under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 127, 162 and 206 in 2012, 2011 and 2010, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.	54
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2012, the Company had no outstanding variable rate debt tied to LIBOR under aggregate $330,000 line of credit arrangements. At December 31, 2012, the Company had outstanding variable rate debt of $300,000 under a term loan facility at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at December 31, 2012. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

The tables below provide information about the Company’s fixed and floating rate debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap derivative financial instruments, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based upon actual rates at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value (2)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$3,371	$3,961	$124,205	$4,419	$154,736	$511,412	$802,464	$860,217

Average interest rate	5.9%	5.9%	4.9%	5.9%	4.8%	4.7%	4.8%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1)	-	-	-	-	-	-	-	-
Term loan (3)	-	-	-	-	-	300,000	300,000	298,551

Total floating rate debt	-	-	-	-	-	300,000	300,000	298,551

Total debt	$3,371	$3,961	$124,205	$4,419	$154,736	$811,412	$1,102,464	$1,158,768

(1)

Interest on the cash management and syndicated lines of credit is based on LIBOR plus 1.225% at December 31, 2012. At December 31, 2012, the one-month LIBOR rate was 0.21%. See “Liquidity and Capital Resources” above where the Company’s unsecured lines of credit are discussed further.

(2)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2012.
(3)

The interest rate on the Term Loan is based on LIBOR plus 1.70% at December 31, 2012. The interest rate under the arrangement is effectively fixed through the use of four interest rate swap arrangements with notional amounts totaling $300,000 as described in the table below.

Post Properties, Inc.	55
Post Apartment Homes, L.P.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
Interest rate swaps -variable to fixed (three) (1)	Term loan borrowings	$100,000 increasing to $230,000(1)	1.55%	one-month LIBOR	1/19/2018	Asset (Liab.) $ (9,121)
Interest rate swaps -variable to fixed (one) (2)	Term loan borrowings	$70,000(2)	1.50%	one-month LIBOR	1/19/2018	$ (2,589)

						$ (11,710)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 1 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. The Company has no floating rate LIBOR-based borrowings outstanding as of December 31, 2012, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in notes 17 and 18 of the Notes to Consolidated Financial Statements.

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

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.	56
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.postproperties.com under the “Investors” section and “Corporate Governance” caption and is available in print without charge upon request from the Company’s Corporate Secretary. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Additional information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	57
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.	58
Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and accumulated earnings and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statements schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2013

Post Properties, Inc.	60

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
Assets
Real estate assets
Land	$318,416	$299,720
Building and improvements	2,278,213	2,085,929
Furniture, fixtures and equipment	270,180	251,663
Construction in progress	90,075	94,981
Land held for future development	54,468	55,396

	3,011,352	2,787,689
Less: accumulated depreciation	(842,925)	(767,017)
For-sale condominiums	23,281	54,845

Total real estate assets	2,191,708	2,075,517
Investments in and advances to unconsolidated real estate entities	4,533	7,344
Cash and cash equivalents	118,698	13,084
Restricted cash	5,388	5,126
Deferred financing costs, net	10,855	6,381
Other assets	32,182	31,612

Total assets	$2,363,364	$2,139,064

Liabilities and equity
Indebtedness	$1,102,464	$970,443
Accounts payable, accrued expenses and other	88,926	72,102
Investments in unconsolidated real estate entities	16,297	15,945
Dividends and distributions payable	13,653	11,692
Accrued interest payable	5,721	5,185
Security deposits and prepaid rents	9,524	9,334

Total liabilities	1,236,585	1,084,701

Redeemable common units	7,159	6,840

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,483 and 53,002 shares issued and 54,470 and 52,988 shares outstanding at December 31, 2012 and 2011, respectively	545	530
Additional paid-in-capital	1,107,354	1,053,612
Accumulated earnings	27,266	-
Accumulated other comprehensive income (loss)	(11,679)	(2,633)

	1,123,495	1,051,518
Less common stock in treasury, at cost, 107 and 113 shares at December 31, 2012 and 2011, respectively	(3,781)	(4,000)

Total Company shareholders’ equity	1,119,714	1,047,518
Noncontrolling interests - consolidated property partnerships	(94)	5

Total equity	1,119,620	1,047,523

Total liabilities and equity	$2,363,364	$2,139,064

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	61

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenues
Rental	$315,176	$286,518	$268,090
Other property revenues	18,885	17,880	16,053
Other	850	918	995

Total revenues	334,911	305,316	285,138

Expenses
Property operating and maintenance (exclusive of items shown separately below)	143,678	132,410	131,378
Depreciation	80,145	75,263	74,497
General and administrative	16,342	16,100	16,443
Investment and development	1,317	1,161	2,415
Other investment costs	1,401	1,435	2,417
Impairment charge	-	-	35,091

Total expenses	242,883	226,369	262,241

Operating income	92,028	78,947	22,897
Interest income	393	1,021	841
Interest expense	(46,419)	(56,791)	(54,613)
Amortization of deferred financing costs	(2,695)	(2,797)	(2,987)
Net gains on condominium sales activities	36,273	10,514	6,161
Equity in income of unconsolidated real estate entities, net	7,995	1,001	18,739
Other income (expense), net	1,034	619	(874)
Net gain (loss) on extinguishment of indebtedness	(4,318)	(6,919)	2,845

Net income (loss)	84,291	25,595	(6,991)
Noncontrolling interests - consolidated real estate entities	(135)	(67)	(20)
Noncontrolling interests - Operating Partnership	(217)	(62)	51

Net income (loss) available to the Company	83,939	25,466	(6,960)
Dividends to preferred shareholders	(3,688)	(4,455)	(7,503)
Preferred stock redemption costs	-	(1,757)	(44)

Net income (loss) available to common shareholders	$80,251	$19,254	$(14,507)

Per common share data - Basic
Net income (loss) available to common shareholders	$1.49	$0.38	$(0.30)

Weighted average common shares outstanding - basic	53,821	50,420	48,483

Per common share data - Diluted
Net income (loss) available to common shareholders	$1.48	$0.38	$(0.30)

Weighted average common shares outstanding - diluted	54,131	50,808	48,483

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	62

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$84,291	$25,595	$(6,991)
Net change in derivative financial instruments	(9,069)	(2,641)	-

Total comprehensive income	75,222	22,954	(6,991)
Comprehensive income (loss) attributable to noncontrolling interests:
Consolidated real estate entities	(135)	(67)	(20)
Operating Partnership	(194)	(54)	51

Total Company comprehensive income (loss)	$74,893	$22,833	$(6,960)

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	63

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity and Accum. Earnings, December 31, 2009	2,900	48,445	$29	$484	$960,593	$57,253	$-	$(3,240)	$1,015,119	$934	$1,016,053
Comprehensive income (loss)	-	-	-	-	-	(6,960)	-	-	(6,960)	20	(6,940)
Sales of common stock, net	-	41	-	-	1,121	-	-	-	1,121	-	1,121
Employee stock purchase, stock option and other plan issuances	-	424	-	5	6,370	-	-	(467)	5,908	-	5,908
Conversion of redeemable common units for shares	-	3	-	-	63	-	-	11	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	-	-	(7)	-	-	-	(7)	-	(7)
Redemption of preferred stock	(49)	-	-	-	(2,021)	-	-	-	(2,021)	-	(2,021)
Stock-based compensation	-	-	-	-	2,999	-	-	-	2,999	-	2,999
Dividends to preferred shareholders	-	-	-	-	-	(7,503)	-	-	(7,503)	-	(7,503)
Dividends to common shareholders ($0.80 per share)	-	-	-	-	(778)	(38,213)	-	-	(38,991)	-	(38,991)
Acquisition of noncontrolling interests	-	-	-	-	385	-	-	-	385	(385)	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(364)	(364)
Adjustment to redemption value of redeemable common units	-	-	-	-	(3,034)	-	-	-	(3,034)	-	(3,034)

Equity and Accum. Earnings, December 31, 2010	2,851	48,913	29	489	965,691	4,577	-	(3,696)	967,090	205	967,295
Comprehensive income (loss)	-	-	-	-	-	25,466	(2,633)	-	22,833	67	22,900
Sales of common stock, net	-	3,409	-	34	135,530	-	-	87	135,651	-	135,651
Employee stock purchase, stock option and other plan issuances	-	652	-	7	17,670	-	-	(391)	17,286	-	17,286
Conversion of redeemable common units for shares	-	14	-	-	547	-	-	-	547	-	547
Adjustment for ownership interest of redeemable common units	-	-	-	-	(466)	-	-	-	(466)	-	(466)
Redemption of preferred stock	(1,983)	-	(20)	-	(49,613)	-	-	-	(49,633)	-	(49,633)
Stock-based compensation	-	-	-	-	2,574	-	-	-	2,574	-	2,574
Dividends to preferred shareholders	-	-	-	-	-	(4,455)	-	-	(4,455)	-	(4,455)
Dividends to common shareholders ($0.84 per share)	-	-	-	-	(17,517)	(25,588)	-	-	(43,105)	-	(43,105)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(267)	(267)
Adjustment to redemption value of redeemable common units	-	-	-	-	(804)	-	-	-	(804)	-	(804)

Equity and Accum. Earnings, December 31, 2011	868	52,988	$9	$530	$1,053,612	$-	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523

Post Properties, Inc.	64

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity & Accum. Earnings, December 31, 2011	868	52,988	$9	$530	$1,053,612	$-	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	-	-	-	-	-	83,939	(9,046)	-	74,893	135	75,028
Sales of common stock, net	-	550	-	6	25,451	-	-	-	25,457	-	25,457
Employee stock purchase, stock option and other plan issuances	-	919	-	9	25,339	-	-	66	25,414	-	25,414
Conversion of redeemable common units for shares	-	13	-	-	438	-	-	153	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	-	-	(416)	-	-	-	(416)	-	(416)
Stock-based compensation	-	-	-	-	2,930	-	-	-	2,930	-	2,930
Dividends to preferred shareholders	-	-	-	-	-	(3,688)	-	-	(3,688)	-	(3,688)
Dividends to common shareholders ($0.97 per share)	-	-	-	-	-	(52,551)	-	-	(52,551)	-	(52,551)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(234)	(234)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(434)	-	-	(434)	-	(434)

Equity & Accum. Earnings, December 31, 2012	868	54,470	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	65

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$84,291	$25,595	$(6,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	80,145	75,263	74,497
Amortization of deferred financing costs	2,695	2,797	2,987
Net gains on condominium sales activities	(36,273)	(10,514)	(6,161)
Other, net	585	1,747	1,097
Impairment charges	-	-	35,091
Equity in income of unconsolidated entities, net	(7,995)	(1,001)	(18,739)
Distributions of earnings of unconsolidated entities	3,236	1,744	1,076
Deferred compensation	109	95	97
Stock-based compensation	2,937	2,581	3,010
Net (gain) loss on extinguishment of indebtedness	4,318	6,919	(2,845)
Changes in assets, decrease (increase) in:
Other assets	(921)	(1,213)	2,298
Changes in liabilities, increase (decrease) in:
Accrued interest payable	536	(656)	951
Accounts payable and accrued expenses	598	(288)	(9,248)
Security deposits and prepaid rents	(72)	(685)	(9)

Net cash provided by operating activities	134,189	102,384	77,111

Cash Flows From Investing Activities
Development and construction of real estate assets	(133,379)	(76,271)	(62,120)
Acquisition of communities	(73,963)	(48,616)	-
Proceeds from sales of real estate assets	87,673	59,469	77,388
Capitalized interest	(5,534)	(3,000)	(6,927)
Property capital expenditures	(28,015)	(26,123)	(29,737)
Corporate additions and improvements	(585)	(996)	(570)
Distributions from (advances to) unconsolidated entities	7,821	-	(1,130)
Note receivable collections and other investments	967	597	776

Net cash used in investing activities	(145,015)	(94,940)	(22,320)

Cash Flows From Financing Activities
Lines of credit proceeds	104,632	159,523	112,014
Lines of credit repayments	(239,632)	(24,523)	(112,014)
Proceeds from indebtedness	550,000	-	150,000
Payments on indebtedness	(282,979)	(197,806)	(151,151)
Payments of financing costs and other	(11,051)	(10,112)	(2,204)
Proceeds from sales of common stock	25,457	135,651	1,121
Proceeds from employee stock purchase and stock options plans	24,666	16,536	5,111
Redemption of preferred stock	-	(49,633)	(2,021)
Distributions to noncontrolling interests - real estate entities	(234)	(267)	(364)
Distributions to noncontrolling interests - common unitholders	(139)	(136)	(138)
Dividends paid to preferred shareholders	(3,688)	(4,455)	(7,503)
Dividends paid to common shareholders	(50,592)	(41,227)	(38,900)

Net cash provided by (used in) financing activities	116,440	(16,449)	(46,049)

Net increase (decrease) in cash and cash equivalents	105,614	(9,005)	8,742
Cash and cash equivalents, beginning of period	13,084	22,089	13,347

Cash and cash equivalents, end of period	$118,698	$13,084	$22,089

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	66

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the general partner of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of the general partner of Post Apartment Homes, L.P., including the general partner’s principal executive officer and principal financial officer, management of the general partner of Post Apartment Homes, L.P. conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of the general partner of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2012. The effectiveness of Post Apartment Homes, L.P.’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statements schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2013

Post Apartment Homes, L.P.	68

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2012	2011
Assets
Real estate assets
Land	$318,416	$299,720
Building and improvements	2,278,213	2,085,929
Furniture, fixtures and equipment	270,180	251,663
Construction in progress	90,075	94,981
Land held for future development	54,468	55,396

	3,011,352	2,787,689
Less: accumulated depreciation	(842,925)	(767,017)
For-sale condominiums	23,281	54,845

Total real estate assets	2,191,708	2,075,517
Investments in and advances to unconsolidated real estate entities	4,533	7,344
Cash and cash equivalents	118,698	13,084
Restricted cash	5,388	5,126
Deferred financing costs, net	10,855	6,381
Other assets	32,182	31,612

Total assets	$2,363,364	$2,139,064

Liabilities and equity
Indebtedness	$1,102,464	$970,443
Accounts payable, accrued expenses and other	88,926	72,102
Investments in unconsolidated real estate entities	16,297	15,945
Distributions payable	13,653	11,692
Accrued interest payable	5,721	5,185
Security deposits and prepaid rents	9,524	9,334

Total liabilities	1,236,585	1,084,701

Redeemable common units	7,159	6,840

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,477	11,662
Limited partner	1,075,524	995,097
Accumulated other comprehensive income (loss)	(11,679)	(2,633)

Total Operating Partnership equity	1,119,714	1,047,518
Noncontrolling interests - consolidated property partnerships	(94)	5

Total equity	1,119,620	1,047,523

Total liabilities and equity	$2,363,364	$2,139,064

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	69

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2012	2011	2010
Revenues
Rental	$315,176	$286,518	$268,090
Other property revenues	18,885	17,880	16,053
Other	850	918	995

Total revenues	334,911	305,316	285,138

Expenses
Property operating and maintenance (exclusive of items shown separately below)	143,678	132,410	131,378
Depreciation	80,145	75,263	74,497
General and administrative	16,342	16,100	16,443
Investment and development	1,317	1,161	2,415
Other investment costs	1,401	1,435	2,417
Impairment charge	-	-	35,091

Total expenses	242,883	226,369	262,241

Operating income	92,028	78,947	22,897
Interest income	393	1,021	841
Interest expense	(46,419)	(56,791)	(54,613)
Amortization of deferred financing costs	(2,695)	(2,797)	(2,987)
Net gains on condominium sales activities	36,273	10,514	6,161
Equity in income of unconsolidated real estate entities, net	7,995	1,001	18,739
Other income (expense), net	1,034	619	(874)
Net gain (loss) on extinguishment of indebtedness	(4,318)	(6,919)	2,845

Net income (loss)	84,291	25,595	(6,991)
Noncontrolling interests - consolidated real estate entities	(135)	(67)	(20)

Net income (loss) available to the Operating Partnership	84,156	25,528	(7,011)
Distributions to preferred unitholders	(3,688)	(4,455)	(7,503)
Preferred unit redemption costs	-	(1,757)	(44)

Net income (loss) available to common unitholders	$80,468	$19,316	$(14,558)

Per common unit data - Basic
Net income (loss) available to common unitholders	$1.49	$0.38	$(0.30)

Weighted average common units outstanding - basic	53,968	50,584	48,655

Per common unit data - Diluted
Net income (loss) available to common unitholders	$1.48	$0.38	$(0.30)

Weighted average common units outstanding - diluted	54,278	50,972	48,655

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	70

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$84,291	$25,595	$(6,991)
Net change in derivative financial instruments	(9,069)	(2,641)	—

Total comprehensive income	75,222	22,954	(6,991)
Comprehensive income (loss) attributable to noncontrolling interests:
Consolidated real estate entities	(135)	(67)	(20)

Total Operating Partnership comprehensive income (loss)	$75,087	$22,887	$(7,011)

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	71

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners				Total Equity
	(No. of Units)	(No. of Units)
Equity, December 31, 2009	2,900	48,621	$95,000	$10,786	$909,333	$-	$1,015,119	$934	$1,016,053
Comprehensive income (loss)	-	-	7,503	(145)	(14,318)	-	(6,960)	20	(6,940)
Contributions from the Company related to sales of Company common stock	-	41	-	11	1,110	-	1,121	-	1,121
Contributions from the Company related to employee stock purchase, stock option and other plans	-	422	-	59	5,849	-	5,908	-	5,908
Conversion of redeemable common units	-	-	-	-	74	-	74	-	74
Adjustment for ownership interest of redeemable common units	-	-	-	-	(7)	-	(7)	-	(7)
Redeption of preferred units	(49)	-	(2,037)	-	16	-	(2,021)	-	(2,021)
Equity-based compensation	-	-	-	30	2,969	-	2,999	-	2,999
Distributions to preferred unitholders	-	-	(7,503)	-	-	-	(7,503)	-	(7,503)
Distributions to common unitholders ($0.80 per unit)	-	-	-	(391)	(38,600)	-	(38,991)	-	(38,991)
Acquisition of noncontrolling interests	-	-	-	4	381	-	385	(385)	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(364)	(364)
Adjustment to redemption value of redeemable common units	-	-	-	-	(3,034)	-	(3,034)	-	(3,034)

Equity, December 31, 2010	2,851	49,084	92,963	10,354	863,773	-	967,090	205	967,295
Comprehensive income (loss)	-	-	4,455	184	20,827	(2,633)	22,833	67	22,900
Contributions from the Company related to sales of Company common stock	-	3,409	-	1,357	134,294	-	135,651	-	135,651
Contributions from the Company related to employee stock purchase, stock option and other plans	-	651	-	173	17,113	-	17,286	-	17,286
Conversion of redeemable common units	-	-	-	-	547	-	547	-	547
Adjustment for ownership interest of redeemable common units	-	-	-	-	(466)	-	(466)	-	(466)
Redeption of preferred units	(1,983)	-	(49,571)	-	(62)	-	(49,633)	-	(49,633)
Equity-based compensation	-	-	-	26	2,548	-	2,574	-	2,574
Distributions to preferred unitholders	-	-	(4,455)	-	-	-	(4,455)	-	(4,455)
Distributions to common unitholders ($0.84 per unit)	-	-	-	(432)	(42,673)	-	(43,105)	-	(43,105)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(267)	(267)
Adjustment to redemption value of redeemable common units	-	-	-	-	(804)	-	(804)	-	(804)

Equity, December 31, 2011	868	53,144	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523

Post Apartment Homes, L.P.	72

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners				Total Equity
	(No. of Units)	(No. of Units)
Equity, December 31, 2011	868	53,144	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	-	-	3,688	804	79,447	(9,046)	74,893	135	75,028
Contributions from the Company related to sales of Company common stock	-	550	-	255	25,202	-	25,457	-	25,457
Contributions from the Company related to employee stock purchase, stock option and other plans	-	919	-	254	25,160	-	25,414	-	25,414
Conversion of redeemable common units	-	-	-	-	591	-	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	-	-	(416)	-	(416)	-	(416)
Equity-based compensation	-	-	-	29	2,901	-	2,930	-	2,930
Distributions to preferred unitholders	-	-	(3,688)	-	-	-	(3,688)	-	(3,688)
Distributions to common unitholders ($0.97 per unit)	-	-	-	(527)	(52,024)	-	(52,551)	-	(52,551)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(234)	(234)
Adjustment to redemption value of redeemable common units	-	-	-	-	(434)	-	(434)	-	(434)

Equity, December 31, 2012	868	54,613	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	73

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$84,291	$25,595	$(6,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	80,145	75,263	74,497
Amortization of deferred financing costs	2,695	2,797	2,987
Net gains on condominium sales activities	(36,273)	(10,514)	(6,161)
Other, net	585	1,747	1,097
Impairment charges	-	-	35,091
Equity in income of unconsolidated entities, net	(7,995)	(1,001)	(18,739)
Distributions of earnings of unconsolidated entities	3,236	1,744	1,076
Deferred compensation	109	95	97
Equity-based compensation	2,937	2,581	3,010
Net (gain) loss on extinguishment of indebtedness	4,318	6,919	(2,845)
Changes in assets, decrease (increase) in:
Other assets	(921)	(1,213)	2,298
Changes in liabilities, increase (decrease) in:
Accrued interest payable	536	(656)	951
Accounts payable and accrued expenses	598	(288)	(9,248)
Security deposits and prepaid rents	(72)	(685)	(9)

Net cash provided by operating activities	134,189	102,384	77,111

Cash Flows From Investing Activities
Development and construction of real estate assets	(133,379)	(76,271)	(62,120)
Acquisition of communities	(73,963)	(48,616)	-
Proceeds from sales of real estate assets	87,673	59,469	77,388
Capitalized interest	(5,534)	(3,000)	(6,927)
Property capital expenditures	(28,015)	(26,123)	(29,737)
Corporate additions and improvements	(585)	(996)	(570)
Distributions from (advances to) unconsolidated entities	7,821	-	(1,130)
Note receivable collections and other investments	967	597	776

Net cash used in investing activities	(145,015)	(94,940)	(22,320)

Cash Flows From Financing Activities
Lines of credit proceeds	104,632	159,523	112,014
Lines of credit repayments	(239,632)	(24,523)	(112,014)
Proceeds from indebtedness	550,000	-	150,000
Payments on indebtedness	(282,979)	(197,806)	(151,151)
Payments of financing costs and other	(11,051)	(10,112)	(2,204)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	50,123	152,187	6,232
Redemption of preferred units	-	(49,633)	(2,021)
Distributions to noncontrolling interests - real estate entities	(234)	(267)	(364)
Distributions to noncontrolling interests - non-Company common unitholders	(139)	(136)	(138)
Distributions to preferred unitholders	(3,688)	(4,455)	(7,503)
Distributions to common unitholders	(50,592)	(41,227)	(38,900)

Net cash provided by (used in) financing activities	116,440	(16,449)	(46,049)

Net increase (decrease) in cash and cash equivalents	105,614	(9,005)	8,742
Cash and cash equivalents, beginning of period	13,084	22,089	13,347

Cash and cash equivalents, end of period	$118,698	$13,084	$22,089

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	74

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

At December 31, 2012, the Company had interests in 22,218 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,046 apartment units in seven communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At December 31, 2012, approximately 31.5%, 22.6%, 13.9% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At December 31, 2012, the Company had outstanding 54,470 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 143 at December 31, 2012 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the years ended December 31, 2012, 2011 and 2010.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of December 31, 2012, all condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets and the development and construction of new apartment and condominium communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the rehabilitation of communities and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation or major remediation.

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
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 5.4%, 6.0% and 6.3% for 2012, 2011 and 2010, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $3,755, $2,854 and $719 in 2012, 2011 and 2010, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Company classifies capital expenditures for developed condominium communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components, - 40 years; other building and land improvements –20 years; furniture, fixtures and equipment – 5-10 years).

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of December 31, 2012, there were no real estate assets held for sale.

For condominium communities, the operating results and associated gains and losses are reflected on the consolidated statement of operations in the caption titled “Net gains on condominium sales activities” (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

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

Long-term ground leases

The Company is party to certain long-term ground leases associated with land underlying certain of the Company’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Ground lease expense is recognized on the straight-line method over the life of the leases that contain stated rent increases.

Apartment community acquisitions

The Company accounts for its apartment community acquisitions in accordance with ASC Topic 805, “Business Combinations.” In accordance with the provisions of ASC Topic 805, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness, if any) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. In determining the acquisition date fair value of the component assets and liabilities, the Company uses independent market data, internal analysis of comparable communities, relevant historical data from the acquired community as well as other market data. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally the value of above/below market leases and the value of in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases (generally 6 to 12 months for residential leases and 5 to 10 years for retail leases). The legal, professional and other expenses associated with acquisition related activities are expensed as incurred.

Stock-based compensation

The Company accounts for stock-based compensation under the fair value method prescribed by ASC Topic 505, “Equity-Based Payments to Non-Employees,” and ASC Topic 718, “Compensation—Stock Compensation.” This guidance requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation.

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

Supplemental cash flow information

Supplemental cash flow information for 2012, 2011 and 2010 was as follows:

	Year ended December 31,
	2012	2011	2010
Interest paid, including interest capitalized	$51,417	$60,447	$60,589
Income tax payments (refunds), net	3	386	(1,100)
Non-cash investing and financing activities:
Dividends and distributions payable	13,653	11,692	9,814
Conversions of redeemable common units	591	547	74
Common stock 401k matching contribution	639	655	700
Construction cost accruals, increase (decrease)	7,422	1,475	(5,324)
Adjustments to equity related to redeemable common units, net	(850)	(1,270)	(3,041)
Distribution from and consolidation of assets and liabilities of unconsolidated entities:
For-sale condominium and other assets	-	-	27,343
Cash	-	-	28
Indebtedness	-	-	44,553
Accounts payable and accrued expenses	-	-	3,029

2.	REAL ESTATE ACTIVITIES

Acquisitions

In July 2012, the Company acquired a 360-unit apartment community, including approximately 7,612 square feet of retail space, located in Charlotte, North Carolina for an aggregate gross purchase price of $74,000. The purchase price of this community was allocated to land ($7,732), building, improvements and equipment ($65,521), other assets ($296) and identified lease related intangible assets ($451) based on their estimated fair values.

In December 2011, the Company acquired a 227-unit apartment community, including approximately 9,080 square feet of retail space, located in Dallas, Texas for an aggregate gross purchase price of $48,500. The purchase price of this community was allocated to land ($7,324), building, improvements and equipment ($39,531), other assets ($881) and identified lease related intangible assets ($764) based on their estimated fair values. The Company did not acquire any apartment communities in 2010.

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. There were no discontinued operations in 2012, 2011 and 2010 and there were no apartment communities or land parcels classified as held for sale at December 31, 2012.

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
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Condominium activities

At December 31, 2012, the Company was selling condominium homes in two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $14,433 at December 31, 2012. The Austin Condominium Project commenced closings of condominium units in the second quarter of 2010. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 129 condominium units, had an aggregate carrying value of $8,848 at December 31, 2012. The Atlanta Condominium Project commenced closings of condominium units in the fourth quarter of 2010. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.” Additionally, in the first half of 2010, the Company completed its final sales of condominium units at two condominium conversion communities.

The revenues, costs and expenses associated with consolidated condominium activities included in continuing operations in 2012, 2011 and 2010 was as follows:

	Year ended December 31,
	2012	2011	2010
Condominium revenues	$89,698	$57,944	$68,500
Condominium costs and expenses	(54,037)	(48,407)	(62,339)

Net gains on sales of residential condominiums, before income tax	35,661	9,537	6,161
Net gain on sale of retail condominium, before income tax	-	977	-
Income tax benefit	612	-	-

Net gains on sales of condominiums	$36,273	$10,514	$6,161

The Company closed 96, 58 and 66 condominium homes for the years ended December 31, 2012, 2011 and 2010, respectively, at its condominium communities. In 2012, the Company recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries (see note 9). In 2011, the Company sold a retail condominium, representing a portion of the available retail space, at the Austin Condominium Project and recognized a net gain of $977.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

Apartment LLCs

At December 31, 2012, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2012 and 2011, the Company’s investment in the 35% owned Apartment LLCs totaled $4,533 and $7,344, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $2,830 at December 31, 2012. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at December 31, 2012 and 2011 reflects a credit investment of $16,297 and $15,945, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

Post Properties, Inc.	81
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2012	2011
Real estate assets, net of accumulated depreciation of $38,332 and $32,780 at December 31, 2012 and 2011, respectively	$212,877	$217,443
Assets held for sale, net	-	28,846
Cash and other	5,103	6,526

Total assets	$217,980	$252,815

Mortgage notes payable	$177,723	$206,495
Other liabilities	2,588	2,737

Total liabilities	180,311	209,232
Members’ equity	37,669	43,583

Total liabilities and members’ equity	$217,980	$252,815

Company’s equity investment in Apartment LLCs (1)	$(11,764)	$(8,601)

(1)	At December 31, 2012 and 2011, the Company’s equity investment includes its credit investments of $16,297 and $15,945, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2012	2011	2010
Revenues
Rental	$24,659	$23,504	$22,444
Other property revenues	1,844	1,823	1,718

Total revenues	26,503	25,327	24,162

Expenses
Property operating and maintenance	10,541	9,896	9,945
Depreciation and amortization	5,768	5,934	5,836
Interest	9,181	10,247	10,247

Total expenses	25,490	26,077	26,028

Net loss from continuing operations	1,013	(750)	(1,866)
Gain (loss) from discontinued operations	21,667	(151)	(254)

Net income (loss)	$22,680	$(901)	$(2,120)

Company’s share of net income in Apartment LLCs	$7,995	$1,001	$635

In February 2012, a 35% owned Apartment LLCs sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLCs outstanding mortgage note payable of $29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations for all periods presented in the financial data listed above. The Company’s equity in income of unconsolidated entities for the year ended December 31, 2012 includes a net gain of $6,055 resulting from this transaction.

At December 31, 2012, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

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

A summary of results of operations for the Mixed-Use LP through September 2010 was as follows:

Mixed-Use LP - Income Statement Data	Period ended September 24, 2010
Revenues	$90
Expenses	(1,648)
Gain on distribution of assets / liabilities at fair value	20,049

Net income	$18,491

Company’s share of net income in Mixed-Use LP	$18,104

4.	INDEBTEDNESS

At December 31, 2012 and 2011, the Company’s indebtedness consisted of the following:

	Payment Terms		Maturity Date		December 31,
Description		Interest Rate			2012	2011
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017-2022	(1)	$400,000	$375,775
Unsecured Bank Term Loan	Int.	LIBOR + 1.70% (2)	2018		300,000	-
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.225% (3)	2016		-	135,000
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2015-2019	(4)	402,464	459,668

Total					$1,102,464	$970,443

(1)	There are no maturities of senior unsecured notes in 2013. The outstanding unsecured notes mature in 2017 and 2022.
(2)

Represents stated rate at December 31, 2012. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At December 31, 2012, the effective blended interest rate under the Term Loan was 3.24%.

(3)	Represents stated rate at December 31, 2012.
(4)	There are no maturities of secured notes in 2013. These notes mature between 2015 and 2019.

Post Properties, Inc.	83
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2013	$3,731
2014	3,961
2015	124,205
2016	4,419
2017	154,736
Thereafter	811,412

$1,102,464

Debt issuances, retirements and modifications

2012

In January 2012, the Company entered into a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). In conjunction with the closing of the Term Loan, the Company borrowed $100,000, which was used to pay down outstanding line of credit borrowings. In May 2012, the Company borrowed an additional $130,000, which was primarily used to retire the senior unsecured notes that matured in June 2012, as discussed below. In July 2012, the Company borrowed the remaining available capacity of $70,000 under the Term Loan, which was used for general corporate purposes, including the repayment of secured mortgage indebtedness discussed below. Through September 30, 2012, the Term Loan carried a stated interest rate of LIBOR plus 1.90% and required the payment of unused commitment fees of 0.25% on the aggregate undrawn loan commitments through July 2, 2012. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. In September and October 2012, the Company’s corporate and senior unsecured debt credit ratings were upgraded by the two national credit rating services which rate the Company’s debt. As a result, the stated interest rate under the Term Loan was reduced, effective October 1, 2012, to LIBOR plus 1.70% reflecting the Company’s revised credit rating.

The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed further below. As discussed in note 14, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts expected to be outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of December 31, 2012 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

In June 2012, the Company repaid $95,684 of senior unsecured notes upon their maturity. The stated interest rate on these notes was 5.45%.

In October 2012, the Company prepaid $53,027 of secured mortgage indebtedness at par. The indebtedness was scheduled to mature in January 2013 and the stated interest rate on the indebtedness was 5.50%.

In November 2012, the Company issued $250,000 of senior unsecured notes. These notes bear interest at 3.375% and are due in 2022. In December 2012, the Company used a portion of the proceeds from the $250,000 unsecured notes to prepay $130,091 of 6.30% senior unsecured notes. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,017 related to prepayment premiums and the write-off of unamortized deferred loan costs.

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

Unsecured lines of credit

At December 31, 2012, the Company had a $300,000 syndicated unsecured revolving line of credit, which was amended in January 2012 (the “Syndicated Line”). At December 31, 2012, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At December 31, 2012, letters of credit to third parties totaling $570 had been issued for the account of the Company under this facility.

Additionally, at December 31, 2012, the Company had a $30,000 unsecured line of credit, which was also amended in January 2012 (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

In connection with the refinancing of the line of credit facilities, the Company recognized an extinguishment loss of $301 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line. In connection with the Term Loan financing, and the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company incurred fees and expenses of approximately $5,159.

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at December 31, 2012.

The aggregate net book value at December 31, 2012 of property pledged as collateral for indebtedness amounted to approximately $335,952.

Post Properties, Inc.	85
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2012, the Company had not used the new program and had 4,000 shares remaining for issuance. Sales of common stock under the previous ATM program totaled 550, 3,409 and 41 shares for gross process of $26,153, $138,628 and $1,144 in 2012, 2011 and 2010, respectively. The average gross sales price per share was $47.55, $40.67 and $27.70, for 2012, 2011 and 2010, respectively. The Company’s net proceeds of $25,457, $135,651 and $1,121 for 2012, 2011 and 2010, respectively, were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. There were no shares of common stock repurchased in 2012, 2011 or 2010 under this program or the previous stock repurchase program which expired December 2012. The Company made repurchases of preferred stock under these programs in 2011 and 2010 as described below.

Preferred stock

At December 31, 2012, the Company had one outstanding series of cumulative redeemable preferred stock with the following characteristics:

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

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,159 was in excess of its net book value of $2,820. At December 31, 2011, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,840 was in excess of its net book value of $2,935. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

Post Properties, Inc.	86
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s redeemable common units for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
Redeemable common units, beginning of period	$6,840	$6,192	$3,402
Comprehensive income (loss)	194	54	(51)
Conversion of redeemable common units for shares	(591)	(547)	(74)
Adjustment for ownership interest of redeemable common units	416	466	7
Stock-based compensation	7	7	11
Distributions to common unitholders	(141)	(136)	(137)
Adjustment to redemption value of redeemable common units	434	804	3,034

Redeemable common units, end of period	$7,159	$6,840	$6,192

6.	COMPANY EARNINGS PER SHARE

In 2012, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) from continued operations available to common shareholders of the Company was as follows:

	Year ended December 31,
	2012	2011	2010
Net income (loss) attributable to common shareholders (numerator):
Net income (loss)	$84,291	$25,595	$(6,991)
Noncontrolling interests - consolidated real estate entities	(135)	(67)	(20)
Noncontrolling interests - Operating Partnership	(217)	(62)	51
Preferred stock dividends	(3,688)	(4,455)	(7,503)
Preferred stock redemption costs	-	(1,757)	(44)
Unvested restricted stock (allocation of earnings)	(186)	(59)	65

Net income (loss) available to common shareholders	$80,065	$19,195	$(14,442)

Common shares (denominator):
Weighted average shares outstanding - basic	53,821	50,420	48,483
Dilutive shares from stock options	310	388	-

Weighted average shares outstanding - diluted	54,131	50,808	48,483

Per-share amount:
Basic	$1.49	$0.38	$(0.30)

Diluted	$1.48	$0.38	$(0.30)

Stock options to purchase 158, 531 and 1,916 shares of common stock in 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER SHARE

In 2012, 2011 and 2010, a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) from continuing operations available to common unitholders of the Operating Partnership was as follows:

	Year ended December 31,
	2012	2011	2010
Net income (loss) available to common unitholders (numerator):
Net income (loss)	$84,291	$25,595	$(6,991)
Noncontrolling interests - consolidated real estate entities	(135)	(67)	(20)
Preferred unit distributions	(3,688)	(4,455)	(7,503)
Preferred unit redemption costs	-	(1,757)	(44)
Unvested restricted stock (allocation of earnings)	(186)	(59)	65

Net income (loss) available to common unitholders	$80,282	$19,257	$(14,493)

Post Properties, Inc.	87
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Year ended December 31,
	2012	2011	2010
Common units (denominator):
Weighted average units outstanding - basic	53,968	50,584	48,655
Dilutive units from stock options	310	388	-

Weighted average units outstanding - diluted	54,278	50,972	48,655

Per-unit amount:
Basic	$1.49	$0.38	$(0.30)

Diluted	$1.48	$0.38	$(0.30)

Stock options to purchase 158, 531 and 1,916 shares of common stock in 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

8.	IMPAIRMENT CHARGES

In 2010, the Company recorded an impairment charge of $34,691 to write down the Austin Condominium Project to its estimated fair value. The estimated fair value of the project was derived from the discounted present value of the project’s estimated future cash flows over an extended sell-out period, considering market conditions in the Austin market at that time (see note 14). The Company also recorded impairment charges of $400 to write-down the carrying value of a land parcel to fair value prior to its sale in 2010 (see note 14).

In 2010, the Company also recorded impairment losses of $5,492 through its equity in earnings of unconsolidated entities related to the distribution of the Atlanta Condominium Project to the Company at fair value (see notes 3 and 14).

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

As of December 31, 2012 and 2011, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax

Post Properties, Inc.	88
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2012, 2011 and 2010 were not material to the Company’s results of operations, cash flows or financial position.

Reconciliation of net income (loss) available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income (loss) and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income (loss) in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income (loss) available to the Company to taxable income for 2012, 2011 and 2010 is detailed below:

	2012 (Estimate)	2011 (Actual)	2010 (Actual)
Net income (loss) available to the Company	$83,939	$25,466	$(6,960)
Add (subtract) net loss (income) of taxable REIT subsidiaries	(33,956)	(739)	11,145

Adjusted net income (loss) available to the Company	49,983	24,727	4,185
Book/tax depreciation difference	(2,555)	(3,863)	(1,693)
Book/tax difference on gains from real estate sales	1,718	-	(4,264)
Book/tax difference on stock-based compensation	(15,706)	(5,108)	(2,784)
Book/tax difference relating to real estate asset carrying values	-	-	(10,848)
Other book/tax differences, net	(1,090)	(3,761)	(1,707)

Taxable income of the Company before allocation of taxable capital gains	32,350	11,995	(17,111)
Income taxable as capital gains	(7,757)	-	-

Taxable ordinary income (loss) of the Company	$24,593	$11,995	$(17,111)

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for 2012, 2011 and 2010:

	2012		2011		2010
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Ordinary income	$0.53	56.6%	$0.23	28.0%	$-	-%
Capital gains	0.07	7.0	-	-	-	-
Unrecaptured Section 1250 gains	0.06	6.9	-	-	-	-
Return of capital	0.28	29.5	0.59	72.0	0.80	100.0

	$0.94	100.0%	$0.82	100.0%	$0.80	100.0%

(1)	The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ.

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2012, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was higher than the net assets as reported in the Company’s consolidated financial statements by $21,393.

Post Properties, Inc.	89
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. In 2012, the TRSs recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years. In 2011, the TRSs recognized an income tax benefit of $470 resulting from adjustments of prior year state tax provisions based on filed tax returns. In 2010, the TRSs recognized an income tax provision of $503 primarily related to state income taxes. No additional tax provision (benefit) was recognized for temporary differences originating or reversing in 2012, 2011 and 2010 based on a determination that aggregate deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level.

At December 31, 2012 and 2011, the TRS’s net deferred tax assets totaled $38,559 and $60,197, respectively. The TRS’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2012 and 2011, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable.

Other than the impact of state income taxes and the change in valuation allowances for all net deferred tax asset temporary differences, the income tax expense of the TRSs for 2012, 2011 and 2010 was consistent with the federal statutory rate of 35%.

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year ended December 31,
	2012	2011	2010
Dividend yield	2.0%	2.2%	4.4%
Expected volatility	43.3%	42.4%	41.6%
Risk-free interest rate	1.1%	2.7%	2.8%
Expected option term (years)	6.0 years	6.0 years	6.0 years

Post Properties, Inc.	90
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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $2,334, $2,004 and $2,309 in 2012, 2011 and 2010, respectively. At December 31, 2012, there was $2,583 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of restricted shares vested in 2012, 2011 and 2010 was $3,892, $4,246 and $3,561, respectively.

A summary of the activity related to the Company’s restricted stock for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012		2011		2010
		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested share, beginning of period	84	$29	129	$19	132	$21
Granted (1)	59	45	52	38	98	20
Vested	(78)	30	(97)	21	(101)	22

Unvested shares, end of period	65	42	84	29	129	19

(1)	The total value of the restricted share grants in 2012, 2011 and 2010 was $2,657, $2,012 and $2,002, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. In 2012, 2011 and 2010, the Company recorded compensation expense related to stock options of $380, $379 and $317, respectively, recognized under the fair value method. At December 31, 2012, there was $419 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of stock option activity under all plans in 2012, 2011 and 2010, is presented below:

	Year ended December 31,
	2012		2011		2010
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	1,501	$31	2,068	$31	2,516	$31
Granted	29	44	25	37	66	18
Exercised	(845)	30	(582)	30	(267)	20
Expired	-	-	(10)	39	(247)	38

Options outstanding, end of period (1)	685	34	1,501	31	2,068	31

Options exercisable, end of period (1)	617	34	1,348	33	1,834	33

Options vested and expected to vest, end of period (1)	682	34	1,494	31	2,057	31

Weighted average fair value of options granted during the period	$15.18		$13.18		$5.08

Post Properties, Inc.	91
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(1)

At December 31, 2012, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $11,066, $9,988 and $11,008, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.8 years, 3.4 years and 3.8 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised in 2012, 2011 and 2010 and was $15,808, $5,525 and $2,827, respectively.

At December 31, 2012, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $32.53	343	$24	3.7	322	$25
$34.90 - $48.00	342	43	4.3	295	44

Total	685	34	3.8	617	34

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $223, $198 and $384 in 2012, 2011 and 2010, respectively.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2012, 2011 and 2010. Company contributions of $670, $639 and $655 were made to the 401K Plan in 2012, 2011 and 2010, respectively. Contributions are made in the Company’s common stock.

12.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases expiring in 2038 and 2074 for two separate operating communities as well as to other facility, office, equipment and other operating leases with terms expiring through 2057. One of the ground leases contains stated rent increases that generally compensate for the impact of inflation. The other ground lease does not contain any escalating payments. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2012, were as follows:

2013	$718
2014	639
2015	623
2016	602
2017	614
2018 and thereafter	65,797

The Company incurred $3,738, $3,691 and $5,202 of rent expense, including rent expense under short-term rental and lease arrangements, in 2012, 2011 and 2010, respectively.

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

Legal proceedings

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court’s scheduling order, the deadline for completion of discovery is November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to their business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position.

13.	RELATED PARTY TRANSACTIONS

In 2012, 2011 and 2010, the Company held investments in Apartment LLC’s accounted for under the equity method of accounting (see note 3). In 2012, 2011 and 2010, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,488, $3,978 and $3,894, respectively, from these related companies. The Company’s portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

14.	FAIR VALUE MEASURES AND FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2012. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Derivatives

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

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at December 31, 2012 and 2011 were valued as net liabilities of $11,710 and $2,641, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for 2012:

	Year ended December 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2012	2011
Loss recognized in other comprehensive income	$(11,804)	$-

Loss reclassified from accumulated other comprehensive income into interest expense	$(2,735)	$-

Post Properties, Inc.	94
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The amounts reported in accumulated other comprehensive income as of December 31, 2012 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,993 will be reclassified from accumulated comprehensive income (loss) to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of December 31, 2012, the termination payment by the Company would have been approximately $11,847.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2012, the fair value of fixed rate debt was approximately $860,217 (carrying value of $802,464) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $298,551 (carrying value of $300,000). At December 31, 2011, the fair value of fixed rate debt was approximately $885,455 (carrying value of $835,443) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $137,495 (carrying value of $135,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2012 and 2011.

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2011.

•

Development and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of 2012, including communities that stabilized in 2012.

•	Acquired communities – those communities acquired in 2012 or 2011.

Post Properties, Inc.	95
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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2012, 2011 and 2010. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2012	2011	2010
Revenues
Fully stabilized communities	$302,132	$282,376	$263,394
Development and lease-up communities	1,779	-	-
Acquired communities	7,101	117	-
Other property segments	23,049	21,905	20,749
Other	850	918	995

Consolidated revenues	$334,911	$305,316	$285,138

Contribution to Property Net Operating Income
Fully stabilized communities	$186,343	$171,499	$153,767
Development and lease-up communities	(5)	-
Acquired communities	4,207	70	-
Other property segments, including corporate management expenses	(162)	419	(1,002)

Consolidated property net operating income	190,383	171,988	152,765

Interest income	393	1,021	841
Other revenues	850	918	995
Depreciation	(80,145)	(75,263)	(74,497)
Interest expense	(46,419)	(56,791)	(54,613)
Amortization of deferred financing costs	(2,695)	(2,797)	(2,987)
General and administrative	(16,342)	(16,100)	(16,443)
Investment and development	(1,317)	(1,161)	(2,415)
Other investment costs	(1,401)	(1,435)	(2,417)
Impairment, severance and other costs	-	-	(35,091)
Gains on condominium sales activities, net	36,273	10,514	6,161
Equity in income of unconsolidated real estate entities, net	7,995	1,001	18,739
Other income (expense), net	1,034	619	(874)
Net gain (loss) on extinguishment of indebtedness	(4,318)	(6,919)	2,845

Net income (loss)	$84,291	$25,595	$(6,991)

Post Properties, Inc.	96
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

16.	OTHER INCOME (EXPENSE)

In 2012, 2011 and 2010, other expense included state franchise taxes of $625, $600 and $580, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In addition for 2012, other income (expense) included income of $1,554 related to the settlement of construction litigation at one of the Company’s apartment communities, income of $62 from the sale of a technology investment and income of $43 related to receivable recoveries. In 2011, other income (expense) primarily included a state income tax benefit of $470 relating to the true-up of a prior year tax provision, income of $475 related to the sale of a technology investment and income of $274 related to legal settlements and miscellaneous receivable recoveries. In 2010, other income (expense) also primarily included impairment losses related to certain corporate assets of $1,165 partially offset by expense reimbursements of $517 related to the settlement of a legal matter associated with a former ground lease, income of $168 related to the sale of a technology investment and adjustments to certain prior year loss accruals of $187.

17.	COMPANY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2012 and 2011 was as follows:

	Year ended December 31, 2012
	First	Second	Third	Fourth
Revenues	$80,276	$82,160	$86,374	$86,101

Net income	21,865	21,170	22,322	18,934
Noncontrolling interests	(65)	(91)	(115)	(81)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)

Net income available to common shareholders	$20,878	$20,157	$21,285	$17,931

Earnings per common share:
Net income available to common shareholders – basic	$0.39	$0.37	$0.39	$0.33
Net income available to common shareholders – diluted	$0.39	$0.37	$0.39	$0.33

	Year ended December 31, 2011
	First	Second	Third	Fourth
Revenues	$73,531	$75,424	$78,612	$77,749

Net income	3,013	9,834	8,828	3,920
Noncontrolling interests	12	(88)	(34)	(19)
Dividends to preferred shareholders	(1,689)	(922)	(922)	(922)
Preferred stock redemption costs	(1,757)	-	-	-

Net income (loss) available to common shareholders	$(421)	$8,824	$7,872	$2,979

Earnings (loss) per common share:
Net income (loss) available to common shareholders – basic	$(0.01)	$0.18	$0.15	$0.06
Net income (loss) available to common shareholders – diluted	$(0.01)	$0.17	$0.15	$0.06

In the first quarter of 2012, the Company recognized a gain of on the sale of an apartment community held in unconsolidated entity. In the fourth quarter of 2012, the reduction in net income available to common shareholders primarily resulted from a loss on the early extinguishment of indebtedness. In the fourth quarter of 2011, the reduction in net income available to common shareholders primarily resulted from a loss on the early extinguishment of indebtedness.

Post Properties, Inc.	97
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

18.	OPERATING PARTNERSHIP QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2012 and 2011 was as follows:

	Year ended December 31, 2012
	First	Second	Third	Fourth
Revenues	$80,276	$82,160	$86,374	$86,101

Net income	21,865	21,170	22,322	18,934
Noncontrolling interests – consolidated real estate entities	(6)	(35)	(55)	(39)
Distributions to preferred unitholders	(922)	(922)	(922)	(922)

Net income available to common unitholders	$20,937	$20,213	$21,345	$17,973

Earnings per common unit:
Net income available to common unitholders – basic	$0.39	$0.37	$0.39	$0.33
Net income available to common unitholders – diluted	$0.39	$0.37	$0.39	$0.33

	Year ended December 31, 2011
	First	Second	Third	Fourth
Revenues	$73,531	$75,424	$78,612	$77,749

Net income	3,013	9,834	8,828	3,920
Noncontrolling interests – consolidated real estate entities	11	(58)	(9)	(11)
Distributions to preferred unitholders	(1,689)	(922)	(922)	(922)
Preferred unit redemption costs	(1,757)	-	-	-

Net income (loss) available to common unitholders	$(422)	$8,854	$7,897	$2,987

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$(0.01)	$0.18	$0.15	$0.06
Net income (loss) available to common unitholders – diluted	$(0.01)	$0.17	$0.15	$0.06

In the first quarter of 2012, the Operating Partnership recognized a gain on the sale of an apartment community held in unconsolidated entity. In the fourth quarter of 2012, the reduction in net income available to common unitholders primarily resulted from a loss on the early extinguishment of indebtedness. In the fourth quarter of 2011, the reduction in net income available to common unitholders primarily resulted from a loss on the early extinguishment of indebtedness.

Post Properties, Inc.	98
Post Apartment Homes, L.P.

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period

	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Georgia
Post Alexander™	Apartments	$-	$7,392	$-	$49,718	$7,392	$49,718	$57,110	$11,119	04/06	N/A
Post Briarcliff™	Apartments	58,729	13,344	-	50,654	13,344	50,654	63,998	23,797	12/96	09/96
Post Brookhaven®	Apartments	-	7,921	-	38,361	7,921	38,361	46,282	24,823	07/89 - 12/92	03/89
Post Chastain®	Apartments	-	6,352	-	62,110	6,779	61,683	68,462	32,499	06/88 - 10/90	06/88
Post Crossing®	Apartments	26,368	3,951	-	22,638	3,951	22,638	26,589	11,831	04/94 - 08/95	11/93
Post Gardens®	Apartments	-	5,859	-	36,965	5,931	36,893	42,824	18,340	07/96	05/96
Post Glen®	Apartments	27,395	5,591	-	24,398	5,784	24,205	29,989	12,025	07/96	05/96
Post Parkside™	Mixed Use	-	3,402	-	22,047	3,465	21,984	25,449	8,996	02/99	12/97
Post Peachtree Hills®	Apartments	-	4,215	-	26,565	4,857	25,923	30,780	10,522	02/92 - 09/94	02/92 & 9/92
Post Renaissance®	Apartments	-	-	-	32,418	7,391	25,027	32,418	13,650	07/91 - 12/94	06/91 & 01/94
Post Riverside®	Mixed Use	-	11,130	-	120,618	12,457	119,291	131,748	56,140	07/96	01/96
Post Spring™	Apartments	-	2,105	-	41,501	2,105	41,501	43,606	17,154	09/99	09/99
Post Stratford™ (3)	Apartments	-	328	-	29,375	620	29,083	29,703	11,932	04/99	01/99
Virginia
Post Carlyle Square™	Mixed Use	-	5,870	-	135,465	8,424	132,911	141,335	11,571	12/04 -08/10	N/A
Post Corners®	Apartments	39,897	4,404	-	26,943	4,493	26,854	31,347	13,115	06/94	06/94
Post Pentagon Row™	Mixed Use	-	2,359	7,659	90,121	3,470	96,669	100,139	30,113	06/99	02/99
Post Tysons Corner™	Apartments	-	20,000	65,478	7,308	20,000	72,786	92,786	18,630	N/A	06/04
Maryland
Post Fallsgrove	Apartments	-	14,801	69,179	5,288	14,801	74,467	89,268	13,643	N/A	7/06
Post Park®	Mixed Use	-	8,555	-	75,311	8,555	75,311	83,866	11,125	12/07	N/A

Post Properties, Inc.	99
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period

	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Texas
Post Abbey™	Apartments	$-	$575	$6,276	$2,736	$575	$9,012	$9,587	$3,377	N/A	10/97
Post Addison Circle™	Mixed Use	120,000	2,885	41,482	136,450	8,382	172,435	180,817	74,260	10/97	10/97
Post Barton Creek™	Apartments	-	1,920	24,482	3,798	1,920	28,280	30,200	5,579	N/A	03/06
Post Cole’s Corner™	Mixed Use	-	1,886	18,006	4,541	2,086	22,347	24,433	10,212	N/A	10/97
Post Eastside™	Mixed Use	-	5,735	-	52,043	5,735	52,043	57,778	9,954	10/06	N/A
Post Heights™/Gallery	Mixed Use	-	5,455	15,559	42,428	5,812	57,630	63,442	24,469	10/97	10/97
Post Katy Trail™	Mixed Use	-	7,324	40,355	240	7,324	40,595	47,919	1,267	N/A	12/11
Post Legacy	Mixed Use	-	684	-	37,209	811	37,082	37,893	13,844	03/99	03/99
Post Meridian™	Apartments	-	1,535	11,605	2,898	1,535	14,503	16,038	6,446	N/A	10/97
Post Midtown Square®	Mixed Use	-	6,282	1,412	74,893	5,311	77,276	82,587	22,103	10/97 - 05/11	10/97
Post Park Mesa™	Apartments	-	1,480	17,861	2,304	1,480	20,165	21,645	4,078	N/A	03/06
Post Rice Lofts™ (3)	Mixed Use	-	449	13,393	36,100	449	49,493	49,942	16,248	10/97	10/97
Post Sierra at Frisco Bridges™	Mixed Use	-	3,581	-	38,096	3,581	38,096	41,677	6,020	10/07	N/A
Post South Lamar™	Mixed Use	-	4,263	-	23,029	4,263	23,029	27,292	226	02/11	N/A
Post Square™	Mixed Use	-	4,565	24,595	3,702	4,565	28,297	32,862	11,199	N/A	10/97
Post Uptown Village™	Apartments	-	3,955	22,120	21,843	6,195	41,723	47,918	16,136	N/A	10/97
Post Vineyard™	Apartments	-	1,133	8,560	1,729	1,133	10,289	11,422	3,884	N/A	10/97
Post Vintage™	Apartments	-	2,614	12,188	2,382	2,614	14,570	17,184	6,156	N/A	10/97
Post West Austin™	Apartments	-	10,865	-	40,379	10,865	40,379	51,244	7,213	02/08	N/A
Post Worthington™	Mixed Use	-	3,744	34,700	19,092	3,744	53,792	57,536	19,719	N/A	10/97
Florida
Post Bay at Rocky Point™	Apartments	-	528	5,081	21,157	2,400	24,366	26,766	4,519	N/A	10/06
Post Harbour Place™	Mixed Use	-	3,854	-	71,310	8,312	66,852	75,164	28,111	03/97	01/97
Post Hyde Park®	Apartments	45,408	3,498	-	44,069	9,680	37,887	47,567	15,824	09/94 - 10/06	07/94
Post Lake at Baldwin Park®	Apartments	-	17,500	56,702	2,594	17,500	59,296	76,796	9,958	N/A	07/07
Post Parkside™	Mixed Use	-	2,493	-	37,541	2,493	37,541	40,034	14,217	03/99	03/99
Post Rocky Point®	Apartments	-	10,510	-	74,158	10,567	74,101	84,668	32,877	04/94 - 11/96	02/94 & 09/96

Post Properties, Inc.	100
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements		Total (1)		Accumulated Depreciation (2)	Date of Construction	Date Acquired
New York
Post Luminaria™	Mixed Use	$34,076	$4,938	$-	$42,577	$4,938	$42,577		$47,515		$15,699	03/01	03/01
Post Toscana™	Mixed Use	50,591	15,976	-	78,094	17,156	76,914		94,070		19,389	01/02	01/02
North Carolina
Post Ballantyne	Apartments	-	6,400	30,850	3,566	6,400	34,416		40,816		8,813	11/04	05/05
Post Gateway Place™	Mixed Use	-	2,424	-	64,312	3,481	63,255		66,736		22,598	11/00	08/99
Post Park at Phillips Place®	Mixed Use	-	4,305	-	41,654	4,307	41,652		45,959		19,767	01/96	11/95
Post South End™	Mixed Use	-	7,732	65,803	449	7,732	66,252		73,984		897	N/A	07/12
Post Uptown Place™	Mixed Use	-	2,336	-	30,525	2,363	30,498		32,861		11,261	09/98	09/98
Miscellaneous Investments (4)		-	78,310	1,304	101,687	79,651	101,650		181,301		25,580

Total		$402,464	$359,313	$594,650	$2,057,389	$397,100	$2,614,252	(5)	$3,011,352	(5)	$842,925

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,965,294 at December 31, 2012, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)

Depreciation is computed on a straight-line basis over the useful lives of the properties: buildings – 40 years, other building and land improvements – 20 years, and furniture, fixtures and equipment – 5 - 10 years.

(3)	The Company has a leasehold interest in the land underlying these communities.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.
(5)	This total excludes for-sale condominiums and assets held for sale of $23,281 and $0, respectively, at December 31, 2012.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2012	2011	2010
Real estate investments
Balance at beginning of year	$2,787,689	$2,652,630	$2,726,046
Improvements	152,696	87,944	82,676
Acquisitions of communities	73,535	47,679	-
Asset impairment charges (a)	-	-	(34,691)
Disposition of property (b)	(2,568)	(564)	(121,401)

Balance at end of year	$3,011,352	$2,787,689	$2,652,630

Accumulated depreciation
Balance at beginning of year	$767,017	$692,514	$625,391
Depreciation (c)	78,476	74,678	73,628
Accumulated depreciation on disposed property	(2,568)	(175)	(6,505)

Balance at end of year	$842,925	$767,017	$692,514

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded in 2010.
(b)	Represents reductions for assets classified as held for sale, including for-sale condominiums in 2010, and other asset retirements.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.

Post Properties, Inc.	101
Post Apartment Homes, L.P.

(b)	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(s)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(e)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(w)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

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

10.27(t)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.

Post Properties, Inc.	102
Post Apartment Homes, L.P.

10.29(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC
10.31(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.
10.32(r)	-	Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank
10.33(x)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.34(x)

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

11.1(p)	-	Statement Regarding Computation of Per Share Earnings
21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P.
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.

Post Properties, Inc.	103
Post Apartment Homes, L.P.

(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2010 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 31, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(x)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporate herein by reference.

Post Properties, Inc.	104
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 27, 2013	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2013

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2013

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2013

/s/ Russell R. French Russell R. French	Director	February 27, 2013

/s/ Dale A. Reiss Dale A. Reiss	Director	February 27, 2013

/s/ Stella F. Thayer Stella F. Thayer	Director	February 27, 2013

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2013

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2013

Post Properties, Inc.	105
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)
By: Post G.P. Holdings, Inc., as General Partner

February 27, 2013	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2013

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2013

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2013

/s/ Russell R. French Russell R. French	Director	February 27, 2013

/s/ Dale A. Reiss Dale A. Reiss	Director	February 27, 2013

/s/ Stella F. Thayer Stella F. Thayer	Director	February 27, 2013

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2013

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2013

Post Properties, Inc.	106
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No.		Description
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(s)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(e)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(w)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

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

10.27(t)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC
10.31(v)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.

Post Properties, Inc.	107
Post Apartment Homes, L.P.

10.32(r)	-	Loan Sale and Assignment Agreement among 3630 Acquisition, Inc., Bank of America, N.A. and Regions Bank
10.33(x)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.34(x)

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

11.1(p)	-	Statement Regarding Computation of Per Share Earnings
21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P.
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.

Post Properties, Inc.	108
Post Apartment Homes, L.P.

(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2010 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(t)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(u)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 31, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(x)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporate herein by reference.

Post Properties, Inc.	109
Post Apartment Homes, L.P.