Form 10-Q
period 2013-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2013-05-08
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Post Properties, Inc.	Large Accelerated Filer	☒	Accelerated Filer ☐
	Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Post Apartment Homes, L.P.	Large Accelerated Filer	☐	Accelerated Filer ☐
	Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☐	No	☒
Post Apartment Homes, L.P.	Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,586,405 shares of common stock outstanding as of April 30, 2013.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of March 31, 2013, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at March 31, 2013). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets
Real estate assets
Land	$320,411	$318,416
Building and improvements	2,304,900	2,278,213
Furniture, fixtures and equipment	274,615	270,180
Construction in progress	93,931	90,075
Land held for future development	54,531	54,468

	3,048,388	3,011,352
Less: accumulated depreciation	(863,594)	(842,925)
For-sale condominiums	19,079	23,281

Total real estate assets	2,203,873	2,191,708
Investments in and advances to unconsolidated real estate entities	4,487	4,533
Cash and cash equivalents	114,854	118,698
Restricted cash	6,252	5,388
Deferred financing costs, net	10,366	10,855
Other assets	30,745	32,182

Total assets	$2,370,577	$2,363,364

Liabilities and equity
Indebtedness	$1,101,495	$1,102,464
Accounts payable, accrued expenses and other	82,864	88,926
Investments in unconsolidated real estate entities	16,470	16,297
Dividends and distributions payable	13,682	13,653
Accrued interest payable	9,479	5,721
Security deposits and prepaid rents	10,537	9,524

Total liabilities	1,234,527	1,236,585

Redeemable common units	6,751	7,159

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,587 and 54,483 shares issued and 54,587 and 54,470 shares outstanding at March 31, 2013 and December 31, 2012, respectively	546	545
Additional paid-in-capital	1,109,383	1,107,354
Accumulated earnings	33,471	27,266
Accumulated other comprehensive income (loss)	(10,756)	(11,679)

	1,132,653	1,123,495
Less common stock in treasury, at cost, 95 and 107 shares at March 31, 2013 and December 31, 2012, respectively	(3,200)	(3,781)

Total Company shareholders’ equity	1,129,453	1,119,714
Noncontrolling interests - consolidated property partnerships	(154)	(94)

Total equity	1,129,299	1,119,620

Total liabilities and equity	$2,370,577	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012

Revenues
Rental	$82,396	$75,655
Other property revenues	4,919	4,399
Other	214	222

Total revenues	87,529	80,276

Expenses
Property operating and maintenance (exclusive of items shown separately below)	37,755	34,637
Depreciation	21,121	19,341
General and administrative	4,245	4,285
Investment and development	489	480
Other investment costs	305	306

Total expenses	63,915	59,049

Operating income	23,614	21,227

Interest income	36	51
Interest expense	(11,142)	(11,645)
Amortization of deferred financing costs	(624)	(661)
Net gains on condominium sales activities	8,194	6,904
Equity in income of unconsolidated real estate entities, net	478	6,446
Other income (expense), net	(166)	(156)
Net loss on extinguishment of indebtedness	—	(301)

Net income	20,390	21,865
Noncontrolling interests - consolidated real estate entities	3	(6)
Noncontrolling interests - Operating Partnership	(51)	(59)

Net income available to the Company	20,342	21,800
Dividends to preferred shareholders	(922)	(922)

Net income available to common shareholders	$19,420	$20,878

Per common share data - Basic
Net income available to common shareholders	$0.36	$0.39

Weighted average common shares outstanding - basic	54,437	53,087

Per common share data - Diluted
Net income available to common shareholders	$0.35	$0.39

Weighted average common shares outstanding - diluted	54,639	53,493

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	March 31,
	2013	2012
Net income	$20,390	$21,865
Net change in derivative financial instruments	925	1

Total comprehensive income	21,315	21,866
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	3	(6)
Operating Partnership	(53)	(59)

Total Company comprehensive income	$21,265	$21,801

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2013	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity

Equity & Accum. Earnings, December 31, 2012	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	—	—	—	20,342	923	—	21,265	(3)	21,262
Employee stock purchase, stock option and other plan issuances	—	1	1,212	—	—	581	1,794	—	1,794
Adjustment for ownership interest of redeemable common units	—	—	(5)	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	822	—	—	—	822	—	822
Dividends to preferred shareholders	—	—	—	(922)	—	—	(922)	—	(922)
Dividends to common shareholders ($0.25 per share)	—	—	—	(13,647)	—	—	(13,647)	—	(13,647)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(57)	(57)
Adjustment to redemption value of redeemable common units	—	—	—	432	—	—	432	—	432

Equity & Accum. Earnings, March 31, 2013	$9	$546	$1,109,383	$33,471	$(10,756)	$(3,200)	$1,129,453	$(154)	$1,129,299

2012

Equity & Accum. Earnings, December 31, 2011	$9	$530	$1,053,612	$—	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523
Comprehensive income	—	—	—	21,800	1	—	21,801	6	21,807
Sales of common stock, net	—	3	13,979	—	—	—	13,982	—	13,982
Employee stock purchase, stock option and other plan issuances	—	3	8,234	—	—	422	8,659	—	8,659
Conversion of redeemable common units for shares	—	—	83	—	—	139	222	—	222
Adjustment for ownership interest of redeemable common units	—	—	(184)	—	—	—	(184)	—	(184)
Stock-based compensation	—	—	715	—	—	—	715	—	715
Dividends to preferred shareholders	—	—	—	(922)	—	—	(922)	—	(922)
Dividends to common shareholders ($0.22 per share)	—	—	—	(11,804)	—	—	(11,804)	—	(11,804)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(61)	(61)
Adjustment to redemption value of redeemable common units	—	—	—	(256)	—	—	(256)	—	(256)

Equity & Accum. Earnings, March 31, 2012	$9	$536	$1,076,439	$8,818	$(2,632)	$(3,439)	$1,079,731	$(50)	$1,079,681

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$20,390	$21,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,121	19,341
Amortization of deferred financing costs	624	661
Net gains on condominium sales activities	(8,194)	(6,904)
Other, net	679	350
Equity in income of unconsolidated entities, net	(478)	(6,446)
Distributions of earnings of unconsolidated entities	675	1,183
Deferred compensation	21	43
Stock-based compensation	824	717
Net loss on extinguishment of indebtedness	—	301
Changes in assets, decrease (increase) in:
Other assets	(393)	110
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,758	5,409
Accounts payable and accrued expenses	(6,299)	(4,555)
Security deposits and prepaid rents	149	(345)

Net cash provided by operating activities	32,877	31,730

Cash Flows From Investing Activities
Development and construction of real estate assets	(32,313)	(26,468)
Proceeds from sales of real estate assets	19,500	17,581
Capitalized interest	(1,004)	(1,321)
Property capital expenditures	(7,801)	(5,029)
Corporate additions and improvements	(340)	(79)
Distributions from unconsolidated entities	—	7,016

Net cash used in investing activities	(21,958)	(8,300)

Cash Flows From Financing Activities
Lines of credit proceeds	—	77,891
Lines of credit repayments	—	(207,968)
Proceeds from indebtedness	—	100,000
Payments on indebtedness	(969)	(1,103)
Payments of financing costs and other	(265)	(5,083)
Proceeds from sales of common stock	—	13,982
Proceeds from employee stock purchase and stock options plans	1,104	7,977
Distributions to noncontrolling interests - real estate entities	(57)	(61)
Distributions to noncontrolling interests - common unitholders	(36)	(34)
Dividends paid to preferred shareholders	(922)	(922)
Dividends paid to common shareholders	(13,618)	(11,658)

Net cash used in financing activities	(14,763)	(26,979)

Net decrease in cash and cash equivalents	(3,844)	(3,549)
Cash and cash equivalents, beginning of period	118,698	13,084

Cash and cash equivalents, end of period	$114,854	$9,535

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets
Real estate assets
Land	$320,411	$318,416
Building and improvements	2,304,900	2,278,213
Furniture, fixtures and equipment	274,615	270,180
Construction in progress	93,931	90,075
Land held for future development	54,531	54,468

	3,048,388	3,011,352
Less: accumulated depreciation	(863,594)	(842,925)
For-sale condominiums	19,079	23,281

Total real estate assets	2,203,873	2,191,708
Investments in and advances to unconsolidated real estate entities	4,487	4,533
Cash and cash equivalents	114,854	118,698
Restricted cash	6,252	5,388
Deferred financing costs, net	10,366	10,855
Other assets	30,745	32,182

Total assets	$2,370,577	$2,363,364

Liabilities and equity
Indebtedness	$1,101,495	1,102,464
Accounts payable, accrued expenses and other	82,864	88,926
Investments in unconsolidated real estate entities	16,470	16,297
Distributions payable	13,682	13,653
Accrued interest payable	9,479	5,721
Security deposits and prepaid rents	10,537	9,524

Total liabilities	1,234,527	1,236,585

Redeemable common units	6,751	7,159

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,561	12,477
Limited partner	1,084,256	1,075,524
Accumulated other comprehensive income (loss)	(10,756)	(11,679)

Total Operating Partnership equity	1,129,453	1,119,714
Noncontrolling interests - consolidated property partnerships	(154)	(94)

Total equity	1,129,299	1,119,620

Total liabilities and equity	$2,370,577	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012

Revenues
Rental	$82,396	$75,655
Other property revenues	4,919	4,399
Other	214	222

Total revenues	87,529	80,276

Expenses
Property operating and maintenance (exclusive of items shown separately below)	37,755	34,637
Depreciation	21,121	19,341
General and administrative	4,245	4,285
Investment and development	489	480
Other investment costs	305	306

Total expenses	63,915	59,049

Operating income	23,614	21,227
Interest income	36	51
Interest expense	(11,142)	(11,645)
Amortization of deferred financing costs	(624)	(661)
Net gains on condominium sales activities	8,194	6,904
Equity in income of unconsolidated real estate entities, net	478	6,446
Other income (expense), net	(166)	(156)
Net loss on extinguishment of indebtedness	—	(301)

Net income	20,390	21,865
Noncontrolling interests - consolidated real estate entities	3	(6)

Net income available to the Operating Partnership	20,393	21,859
Distributions to preferred unitholders	(922)	(922)

Net income available to common unitholders	$19,471	$20,937

Per common unit data - Basic
Net income available to common unitholders	$0.36	$0.39

Weighted average common units outstanding - basic	54,580	53,239

Per common unit data - Diluted
Net income available to common unitholders	$0.35	$0.39

Weighted average common units outstanding - diluted	54,782	53,645

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	March 31,
	2013	2012
Net income	$20,390	$21,865
Net change in derivative financial instruments	925	1

Total comprehensive income	21,315	21,866
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	3	(6)

Total Operating Partnership comprehensive income	$21,318	$21,860

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data) (Unaudited)

2013	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
		General Partner	Limited Partners

Equity, December 31, 2012	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	922	195	19,225	923	21,265	(3)	21,262
Contributions from the Company related to employee stock purchase, stock option and other plans	—	18	1,776	—	1,794	—	1,794
Adjustment for ownership interest of redeemable common units	—	—	(5)	—	(5)	—	(5)
Equity-based compensation	—	8	814	—	822	—	822
Distributions to preferred unitholders	(922)	—	—	—	(922)	—	(922)
Distributions to common unitholders ($0.25 per unit)	—	(137)	(13,510)	—	(13,647)	—	(13,647)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(57)	(57)
Adjustment to redemption value of redeemable common units	—	—	432	—	432	—	432

Equity, March 31, 2013	$43,392	$12,561	$1,084,256	$(10,756)	$1,129,453	$(154)	$1,129,299

2012

Equity, December 31, 2011	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income	922	209	20,669	1	21,801	6	21,807
Contributions from the Company related to sales of Company common stock	—	140	13,842	—	13,982	—	13,982
Contributions from the Company related to employee stock purchase, stock option and other plans	—	87	8,572	—	8,659	—	8,659
Conversion of redeemable common units	—	—	222	—	222	—	222
Adjustment for ownership interest of redeemable common units	—	—	(184)	—	(184)	—	(184)
Equity-based compensation	—	7	708	—	715	—	715
Distributions to preferred unitholders	(922)	—	—	—	(922)	—	(922)
Distributions to common unitholders ($0.22 per unit)	—	(118)	(11,686)	—	(11,804)	—	(11,804)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(61)	(61)
Adjustment to redemption value of redeemable common units	—	—	(256)	—	(256)	—	(256)

Equity, March 31, 2012	$43,392	$11,987	$1,026,984	$(2,632)	$1,079,731	$(50)	$1,079,681

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$20,390	$21,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,121	19,341
Amortization of deferred financing costs	624	661
Net gains on condominium sales activities	(8,194)	(6,904)
Other, net	679	350
Equity in income of unconsolidated entities, net	(478)	(6,446)
Distributions of earnings of unconsolidated entities	675	1,183
Deferred compensation	21	43
Equity-based compensation	824	717
Net loss on extinguishment of indebtedness	—	301
Changes in assets, decrease (increase) in:
Other assets	(393)	110
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,758	5,409
Accounts payable and accrued expenses	(6,299)	(4,555)
Security deposits and prepaid rents	149	(345)

Net cash provided by operating activities	32,877	31,730

Cash Flows From Investing Activities
Development and construction of real estate assets	(32,313)	(26,468)
Proceeds from sales of real estate assets	19,500	17,581
Capitalized interest	(1,004)	(1,321)
Property capital expenditures	(7,801)	(5,029)
Corporate additions and improvements	(340)	(79)
Distributions from unconsolidated entities	—	7,016

Net cash used in investing activities	(21,958)	(8,300)

Cash Flows From Financing Activities
Lines of credit proceeds	—	77,891
Lines of credit repayments	—	(207,968)
Proceeds from indebtedness	—	100,000
Payments on indebtedness	(969)	(1,103)
Payments of financing costs and other	(265)	(5,083)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	1,104	21,959
Distributions to noncontrolling interests - real estate entities	(57)	(61)
Distributions to noncontrolling interests - non-Company common unitholders	(36)	(34)
Distributions to preferred unitholders	(922)	(922)
Distributions to common unitholders	(13,618)	(11,658)

Net cash used in financing activities	(14,763)	(26,979)

Net decrease in cash and cash equivalents	(3,844)	(3,549)
Cash and cash equivalents, beginning of period	118,698	13,084

Cash and cash equivalents, end of period	$114,854	$9,535

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

At March 31, 2013, the Company had interests in 22,218 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,046 apartment units in seven communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2013, approximately 31.5%, 22.6%, 13.9% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2013, the Company had outstanding 54,587 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 143 at March 31, 2013 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three months ended March 31, 2013 and 2012.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of March 31, 2013, all condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.6% and 5.6% for the three months ended March 31, 2013 and 2012, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $756 and $806 for the three months ended March 31, 2013 and 2012, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of March 31, 2013, there were no real estate assets held for sale.

For condominium communities, the operating results and associated gains and losses are reflected on the consolidated statement of operations in the caption titles “Net gains on condominium sales activities” (see discussion under “revenue recognition” above), and the net book value of the condominium assets is reflected separately on the consolidated balance sheet in the caption titled, “For-sale condominiums.”

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election as of January 1, 2012 to measure derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rates changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges is recognized immediately in earnings.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012

Interest paid, including interest capitalized	$8,388	$7,557
Income tax payments (refunds), net	—	(11)
Non-cash investing and financing activities:
Dividends and distributions payable	13,682	11,837
Conversions of redeemable common units	—	222
Common stock 401k matching contribution	670	639
Construction and property capital expenditure cost accruals, increase	2,261	3,875
Adjustments to equity related to redeemable common units, net	427	(440)

2.	REAL ESTATE ACTIVITY

Acquisitions / Dispositions

The Company did not acquire any apartment communities during the three months ended March 31, 2013 or 2012. Other than the sale of an apartment community held by an unconsolidated entity in the three months ended March 31, 2012 (see note 3), there were no other sales of apartment communities or land parcels during the three months ended March 31, 2013 and 2012. At March 31, 2013, the Company did not have any apartment communities or land parcels classified as held for sale.

Condominium activities

During the first quarter of 2013, the Company continued to sell condominium homes at its two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, had an aggregate carrying value of $13,059 at March 31, 2013. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 126 condominium units, had an aggregate carrying value of $6,020 at March 31, 2013. These amounts were included in the accompanying balance sheet under the caption, “For-sale condominiums.”

The revenues, costs and expenses associated with consolidated condominium activities for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
Condominium revenues	$17,475	$17,581
Condominium costs and expenses	(9,281)	(11,289)

Net gains on sales of residential condominiums, before income tax	8,194	6,292
Income tax benefit	—	612

Net gains on sales of condominiums	$8,194	$6,904

The Company closed 20 and 19 condominium homes for the three months ended March 31, 2013 and 2012, respectively, at these condominium communities. For the three months ended March 31, 2012, the Company recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries (see note 11).

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2013, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2013 and December 31, 2012, the Company’s investment in the 35% owned Apartment LLC totaled $4,487 and $4,533, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $2,807 at March 31, 2013. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLCs at March 31, 2013 and December 31, 2012 reflects a credit investment of $16,470 and $16,297, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLCs and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2013	December 31, 2012
Real estate assets, net of accumulated depreciation of $39,647 and $38,332 at March 31, 2013 and December 31, 2012, respectively	$211,883	$212,877
Cash and other	5,296	5,103

Total assets	$217,179	$217,980

Mortgage notes payable	$177,723	$177,723
Other liabilities	2,855	2,588

Total liabilities	180,578	180,311
Members’ equity	36,601	37,669

Total liabilities and members’ equity	$217,179	$217,980

Company’s equity investment in Apartment LLCs (1)	$(11,983)	$(11,764)

(1)	At March 31, 2013 and December 31, 2012, the Company’s equity investment includes its credit investments of $16,470 and $16,297, respectively, discussed above.

	March 31,
Apartment LLCs - Income Statement Data	2013	2012
Revenues
Rental	$6,285	$6,042
Other property revenues	446	436

Total revenues	6,731	6,478

Expenses
Property operating and maintenance	2,651	2,527
Depreciation and amortization	1,340	1,606
Interest	2,238	2,367

Total expenses	6,229	6,500

Net loss from continuing operations	502	(22)
Gain (loss) from discontinued operations	—	21,607

Net income (loss)	$502	$21,585

Company’s share of net income in Apartment LLCs	$478	$6,446

In February 2012, a 35% owned Apartment LLC sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLC’s outstanding mortgage note payable of $29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations in 2012. The Company’s equity in income of unconsolidated entities for the three months ended March 31, 2012 includes a net gain of $6,055 resulting from this transaction.

At March 31, 2013, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.	INDEBTEDNESS

At March 31, 2013 and December 31, 2012, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		March 31, 2013	December 31, 2012

Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022	(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70% (2)	2018		300,000	300,000
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.225% (3)	2016		—	—
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2015 -2019	(4)	401,495	402,464

Total					$1,101,495	$1,102,464

(1)	There are no maturities of senior unsecured notes in 2013. The remaining unsecured notes mature between 2017 and 2022.
(2)	Represents stated rate at March 31, 2013. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At March 31, 2013, the effective blended interest rate under the Term Loan was 3.24%.
(3)	Represents stated rate at March 31, 2013.
(4)	There are no maturities of secured notes in 2013. These notes mature between 2015 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2013	$2,762
2014	3,961
2015	124,205
2016	4,418
2017	154,736
Thereafter	811,413

$1,101,495

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three months ended March 31, 2013.

Unsecured lines of credit

At March 31, 2013, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At March 31, 2013, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At March 31, 2013, letters of credit to third parties totaling $570 had been issued for the account of the Company under this facility.

Additionally, at March 31, 2013, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In connection with the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company recognized an extinguishment loss of $301 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line.

Unsecured term loan

At March 31, 2013, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). As of March 31, 2013, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of March 31, 2013 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at March 31, 2013.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. For the three months ended March 31, 2012, sales of common stock under a previous ATM program totaled 317 shares, for gross proceeds of $14,312. The average gross sales price per share was $45.15 for the three months ended March 31, 2012. The Company’s net proceeds of $13,982 for the three months ended March 31, 2012 were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. There were no shares of common stock repurchased for the three months ended March 31, 2013 or 2012 under this program or the previous stock repurchase program which expired December 2012.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2013, the

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,751 was in excess of its net book value of $2,844. At December 31, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,159 was in excess of its net book value of $2,820. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
	2013	2012

Redeemable common units, beginning of period	$7,159	$6,840

Comprehensive income	53	59
Conversion of redeemable common units for shares	—	(222)
Adjustment for ownership interest of redeemable common units	5	184
Stock-based compensation	2	2
Distributions to common unitholders	(36)	(33)
Adjustment to redemption value of redeemable common units	(432)	256

Redeemable common units, end of period	$6,751	$7,086

6.	COMPANY EARNINGS PER SHARE

For the three months ended March 31, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended March 31,
	2013	2012
Net income attributable to common shareholders (numerator):
Net income	$20,390	$21,865
Noncontrolling interests - consolidated real estate entities	3	(6)
Noncontrolling interests - Operating Partnership	(51)	(59)
Preferred stock dividends	(922)	(922)
Unvested restricted stock (allocation of earnings)	(39)	(46)

Net income available to common shareholders	$19,381	$20,832

Common shares (denominator):
Weighted average shares outstanding - basic	54,437	53,087
Dilutive shares from stock options	202	406

Weighted average shares outstanding - diluted	54,639	53,493

Per-share amount:
Basic	$0.36	$0.39

Diluted	$0.35	$0.39

Stock options to purchase 58 and 264 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three months ended March 31, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended March 31,
	2013	2012
Net income available to common unitholders (numerator):
Net income	$20,390	$21,865
Noncontrolling interests - consolidated real estate entities	3	(6)
Preferred unit distributions	(922)	(922)
Unvested restricted stock (allocation of earnings)	(39)	(46)

Net income available to common unitholders	$19,432	$20,891

Common units (denominator):
Weighted average units outstanding - basic	54,580	53,239
Dilutive units from stock options	202	406

Weighted average units outstanding - diluted	54,782	53,645

Per-unit amount:
Basic	$0.36	$0.39

Diluted	$0.35	$0.39

Stock options to purchase 58 and 264 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2013. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three months ended March 31, 2013 or 2012, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, in January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) entered into in January 2012 and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at March 31, 2013 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at March 31, 2013 and December 31, 2012 were valued as net liabilities of $10,785 and $11,710, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2013	2012

Loss recognized in other comprehensive income	$(73)	$(260)

Loss reclassified from accumulated other comprehensive income into interest expense	$(997)	$(261)

The amounts reported in accumulated other comprehensive income as of March 31, 2013 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,942 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of March 31, 2013, the termination payment by the Company would have been approximately $11,281.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2013, the fair value of fixed rate debt was approximately $859,116 (carrying value of $801,495) and the carrying value of variable rate debt, including the Company’s lines of credit was approximately $298,619 (carrying value of $300,000). At December 31, 2012, the fair value of fixed rate debt was approximately $860,217 (carrying value of $802,464) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $298,551 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2012.

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2012.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2013 and 2012. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	March 31,
	2013	2012
Revenues
Fully stabilized communities	$78,199	$74,377
Development and lease-up communities	2,195	—
Acquired communities	1,529	—
Other property segments	5,392	5,677
Other	214	222

Consolidated revenues	$87,529	$80,276

Contribution to Property Net Operating Income
Fully stabilized communities	$48,008	$45,650
Development and lease-up communities	645	—
Acquired communities	1,077	—
Other property segments, including corporate management expenses	(170)	(233)

Consolidated property net operating income	49,560	45,417

Interest income	36	51
Other revenues	214	222
Depreciation	(21,121)	(19,341)
Interest expense	(11,142)	(11,645)
Amortization of deferred financing costs	(624)	(661)
General and administrative	(4,245)	(4,285)
Investment and development	(489)	(480)
Other investment costs	(305)	(306)
Gains on condominium sales activities, net	8,194	6,904
Equity in income of unconsolidated real estate entities, net	478	6,446
Other income (expense), net	(166)	(156)
Net loss on extinguishment of indebtedness	—	(301)

Net income	$20,390	$21,865

10.	STOCK-BASED COMPENSATION PLANS

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2013	2012
Dividend yield	2.0%	2.0%
Expected volatility	43.1%	43.3%
Risk-free interest rate	1.1%	1.1%
Expected option term (years)	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $671 and $559 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $5,064 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.2 years. There were no restricted shares vested during the three months ended March 31, 2013 and 2012.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013		2012
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value

Unvested shares, beginning of period	65	$42	84	$29
Granted (1)	65	50	50	44

Unvested shares, end of period	130	46	134	35

(1)	The total value of the restricted share grants for the three months ended March 31, 2013 and 2012 was $3,271 and $2,184, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense related to stock options of $116 and $110, respectively, recognized under the fair value method. At March 31, 2013, there was $796 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.2 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the three months ended March 31, 2013 and 2012, is presented below:

	Three months ended March 31,
	2013		2012
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of period	685	$34	1,501	$31
Granted	29	50	29	44
Exercised	(29)	28	(267)	28

Options outstanding, end of period (1)	685	35	1,263	32

Options exercisable, end of period (1)	628	34	1,195	32

Options vested and expected to vest, end of period (1)	682	35	1,262	32

Weighted average fair value of options granted during the period	$17.26		$15.18

(1)	At March 31, 2013, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $8,674, $8,532 and $8,667, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.8 years, 3.3 years and 3.8 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the three months ended March 31, 2013 and 2012 was $614 and $4,464, respectively.

At March 31, 2013, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $37.04	347	$25	3.3	338	$25
$37.45 - $50.30	338	45	4.4	290	44

Total	685	35	3.8	628	34

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $37 and $48 for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2013 and 2012, were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. In the three months ended March 31, 2012, the TRSs recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years upon the filing of amended tax returns to utilize net operating loss carryback claims to such years. The income tax benefit was included in condominium gains on the consolidated statement of operations as the income taxes paid in such prior years primarily resulted from condominium activities. Other than the tax benefit related to this carryback claim in 2012, the TRSs recorded no net income tax expense (benefit) for federal income taxes for the three months ended March 31, 2013 and 2012, as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2012, net deferred tax assets approximately totaled $38,559. At December 31, 2012, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable. For the three months ended March 31, 2013, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

12.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

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

At March 31, 2013, the Company had interests in 22,218 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,046 apartment units in seven communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in two communities through a taxable REIT subsidiary. At March 31, 2013, approximately 31.5%, 22.6%, 13.9% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2013, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

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

Property Operations

A gradually improving economy in the United States, favorable demographics and a relatively modest new supply of multi-family units to date during the recent real estate cycle have contributed to improved apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 5.1% and 5.2%, respectively, in the first quarter of 2013, as compared to the first quarter of 2012. The Company’s operating results for the first quarter of 2013 and its outlook for the remainder of 2013 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continue to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, and over time, the Company expects that this will increase the competitive supply of rental units in the markets in which it operates.

Acquisition Activity

In July 2012, the Company acquired Post South End™, a 360-unit apartment community located in Charlotte, North Carolina for a purchase price of approximately $74,000. The community was completed in 2009, and also includes 7,612 square feet of retail space. Operating results for the first quarter of 2013 include revenues and net operating income of $1,529 and $1,077, respectively, from this community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Development Activity

The Company is currently developing four communities: (1) the third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, (2) the Post Parkside™ at Wade apartment community, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 397 apartment units, and approximately 14,908 square feet of retail space, with a total estimated development cost of approximately $55,000, (3) the Post Richmond Avenue™ apartment community in Houston, Texas, planned to consist of 242 apartment units with an estimated development cost of approximately $34,300 and (4) the Post Soho Square™ apartment community in Tampa, Florida, planned to consist of 231 apartment units and approximately 10,556 square feet of retail space with a total estimated development cost of approximately $39,800. The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from on-going condominium sales and, from time to time, its at-the-market common equity sales program to fund future estimated construction expenditures.

In the first quarter of 2013, the Company substantially completed the second phase of its Post Carlyle Square™ apartment community in Alexandria, Virginia, consisting of 344 apartment units with estimated total costs of $85,000 as of March 31, 2013. This community began delivering units in the second quarter of 2012 and was 73.6% leased as of April 26, 2013. The Company also substantially completed the third phase of its Post Midtown Square® apartment community in Houston, Texas, consisting of 124 apartment units and approximately 10,358 square feet of retail space with estimated total costs of $21,800 as of March 31, 2013. This community began leasing units in the fourth quarter of 2012 and was 84.8% leased as of April 26, 2013. Finally, the Company substantially completed the Post South Lamar™ apartment community in Austin, Texas, consisting of 298 apartment units and approximately 9,263 square feet of retail space with estimated total costs of $41,000 as of March 31, 2013. This community began delivering units in the third quarter of 2012 and was 82.8% leased as of April 26, 2013.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at March 31, 2013, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

The Company has two luxury condominium development projects which began closing sales of completed units in 2010: The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 126 units, and the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 units. The Company does not expect to further engage in the for-sale condominium business in future periods, other than with respect to completing the sell-out of units at these two projects. The Company’s intention over time is to liquidate its investment in these two condominium projects and to redeploy the invested capital back into its core apartment business.

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or additional impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) for a discussion of these and other Company risk factors. Specifically, the condominium market has been adversely impacted in recent years by the overall weakness in the U.S. economy and residential housing markets, and tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of some prospective condominium buyers to qualify for mortgage financing. These conditions resulted in the Company recording impairment charges of $34,691 in 2010 and $89,883 in 2009 at its two luxury condominium projects as described below. Although certain of the above-described condominium market conditions remain, the Company has noted that the pace of condominium sales activity has increased moderately during 2012 and in the first quarter of 2013.

As of April 26, 2013, the Company had four units under contract and 138 units closed at the Austin Condominium Project and had eight units under contract and 106 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations in these and other condominium projects when units become available for delivery and may experience additional terminations in connection with these projects. Accordingly, there can be no assurance that units under contract for sale will actually close.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At March 31, 2013, the Company’s investment in these two condominium projects totaled $19,079 as reflected on its consolidated balance sheet.

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

Critical accounting policies

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 31 and 32 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the three months ended March 31, 2013. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At March 31, 2013, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns two luxury condominium assets with a book value of $19,079 at March 31, 2013. These projects were substantially completed and began delivering and closing for-sale condominium homes in 2010. As discussed in the “Operations Overview” above, the Company recorded impairment losses in prior years related to the Austin Condominium Project and the Atlanta Condominium Project. The Company could be required to record additional impairment charges in connection with these condominium projects in future years if the Company’s projections of future discounted cash flows were to indicate in a future quarter that the carrying value of the assets is not deemed recoverable.

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

For the three months ended March 31, 2013, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 51 communities that were completed and stabilized for all of the current and prior year, (2) one community acquired in 2012 and (3) one community and a portion of two communities in lease-up in 2012 and 2013. There were no apartment communities classified as held for sale in discontinued operations at March 31, 2013.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficit for the three months ended March 31, 2013 was $826. There was no lease-up deficit for the three months ended March 31, 2012.

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

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012	% Change

Rental and other property revenues
Fully stabilized communities (1)	$78,199	$74,377	5.1%
Development and lease-up communities	2,195	—	100.0%
Acquired communities (2)	1,529	—	100.0%
Other property segments (3)	5,392	5,677	(5.0)%

	87,315	80,054	9.1%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	30,191	28,727	5.1%
Development and lease-up communities	1,550	—	100.0%
Acquired communities (2)	452	—	100.0%
Other property segments, including corporate management expenses (4)	5,562	5,910	(5.9)%

	37,755	34,637	9.0%

Property net operating income (5)	$49,560	$45,417	9.1%

Capital expenditures (6)
Annually recurring:
Carpet	$791	$695	13.8%
Other	2,683	2,246	19.5%

Total	$3,474	$2,941	18.1%

Periodically recurring	$4,694	$1,377	240.9%

Average apartment units in service	19,418	18,341	5.9%

(1)	Communities which reached stabilization prior to January 1, 2012.
(2)	Communities acquired subsequent to January 1, 2012.
(3)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $214 and $222 for the three months ended March 31, 2013 and 2012, respectively.
(4)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $3,004 and $2,961 for the three months ended March 31, 2013 and 2012, respectively.
(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2013	2012
Fully stabilized community NOI	$48,008	$45,650
Property NOI from other operating segments	1,552	(233)

Consolidated property NOI	49,560	45,417

Add (subtract):
Interest income	36	51
Other revenues	214	222
Depreciation	(21,121)	(19,341)
Interest expense	(11,142)	(11,645)
Amortization of deferred financing costs	(624)	(661)
General and administrative	(4,245)	(4,285)
Investment and development	(489)	(480)
Other investment costs	(305)	(306)
Gains on condominium sales activities, net	8,194	6,904
Equity in income of unconsolidated real estate entities, net	478	6,446
Other income (expense), net	(166)	(156)
Net loss on extinguishment of indebtedness	—	(301)

Net income	$20,390	$21,865

(6)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2013 to 2012 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2012. This portfolio consisted of 51 communities with 18,341 units, including 13 communities with 5,407 units (29.5%) located in Atlanta, Georgia, 15 communities with 4,725 units (25.8%) located in Dallas, Texas, 6 communities with 2,301 units (12.5%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.5%) located in Tampa, Florida, 4 communities with 1,388 units (7.6%) located in Charlotte, North Carolina and 9 communities with 2,409 units (13.1%) located in other markets. The operating performance of these communities was as follows:

	Three months ended March 31,
	2013	2012	% Change

Rental and other revenues	$78,199	$74,377	5.1%
Property operating and maintenance expenses (excluding depreciation and amortization)	30,191	28,727	5.1%

Same store net operating income (1)	$48,008	$45,650	5.2%

Capital expenditures (2)
Annually recurring:
Carpet	$791	$695	13.8%
Other	2,573	2,135	20.5%

Total annually recurring	3,364	2,830	18.9%
Periodically recurring	4,260	531	702.3%

Total capital expenditures (A)	$7,624	$3,361	126.8%

Total capital expenditures per unit (A ÷ 18,341 units)	$416	$183	127.3%

Average monthly rental rate per unit (3)	$1,393	$1,323	5.3%

Average economic occupancy (4)	95.3%	95.8%	(0.5)%

Physical occupancy, end of period (4)	94.9%	95.5%	(0.6)%

Gross turnover (5)	51.2%	49.3%	1.9%

Percentage rent increase - new leases (6)	5.0%	5.2%	(0.2)%

Percentage rent increase - renewed leases (6)	5.2%	7.0%	(1.8)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2013	2012
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,364	$2,830
Development and lease-up	18	—
Acquired communities	43	—
Commercial and other segments	49	111

Total annually recurring capital expenditures	$3,474	$2,941

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$4,260	$531
Development and lease-up	2	—
Acquired communities	171	—
Commercial and other segments	261	846

Total periodically recurring capital expenditures	$4,694	$1,377

Total revenue generating capital expenditures	$918	$711

Increase in capital expenditure accruals	$(1,285)	$—

Total property capital expenditures per statements of cash flows	$7,801	$5,029

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.7% and 95.1% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, net concessions were $255 and $337, respectively, and employee discounts were $213 and $209, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

The Operating Partnership reported net income available to common unitholders of $19,471 for the three months ended March 31, 2013, compared to $20,937 for the three months ended March 31, 2012. The Company reported net income available to common shareholders of $19,420 for the three months ended March 31, 2013, compared to $20,878 for the three months ended March 31, 2012. As discussed below, the small decrease in income between periods primarily reflects a decrease in equity in earnings from unconsolidated entities primarily due to a gain on the sale of an unconsolidated apartment community in 2012 partially offset by increased net operating income from fully stabilized communities, increased income from lease-up and acquisition communities, increased gains on condominium sales and lower interest expense between periods.

Rental and other revenues from property operations increased $7,261 or 9.1% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities of $3,822 or 5.1%, increased revenues of $2,195 from lease-up communities and increased revenues of $1,529 from the acquisition of a mixed-use community in July 2012. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of three communities as apartment units that were completed in mid-2012 and into 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,118 or 9.0% from 2012 to 2013 primarily due to increases from fully stabilized communities of $1,464 or 5.1%, increases of $1,550 from lease-up communities and increases of $452 from the acquisition of a mixed-use community in July 2012, somewhat offset by a decrease in other segment expense, including corporate property management expenses, of $348 or 5.9%. The increased expense from fully stabilized

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of three development communities that began delivering apartment units in mid-2012. The expense decrease from other property segments primarily reflects a general decrease in volume in the Company’s corporate apartment rental business between years.

For the three months ended March 31, 2013 and 2012, there were no sales of wholly owned apartment communities. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended March 31, 2013 and 2012, gains on condominium sales activities were $8,194 and $6,904, respectively. The condominium gains in 2012 include the impact of a $612 income tax benefit resulting from the carryback of net operating losses to recover income taxes paid in prior years. The increase in condominium gains between periods primarily reflects the impact of improved profit margins at both condominium communities between years and lower on-going condominium carrying costs. Condominium revenues remained relatively flat between years as unit closings were 20 in 2013 and 19 in 2012. Improved profit margins primarily resulted from favorable revisions to the estimated timing and amount of estimated project revenues and costs as the sell-out process is more than 89% complete at one community and approximately 79% complete at the second community. On-going carrying costs are lower between periods as the remaining units owned by the Company have decreased significantly since the first quarter of 2012 resulting in lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s two luxury condominium communities for the remainder of 2013.

Depreciation expense increased $1,780 or 9.2% from 2012 to 2013, primarily due to increased depreciation of $1,307 related to the completion of apartment units at three development and lease-up communities beginning in mid-2012 and $628 related to the one mixed-use community acquired in July 2012.

General and administrative expenses decreased $40, or 0.9%, from 2012 to 2013 primarily as a result of the timing of decreased charitable contributions between years, offset somewhat by increased net personnel costs primarily resulting from increases in long-term incentive plan expense in 2013.

Investment and development expenses were generally flat from 2012 to 2013. In 2013, the capitalization of development personnel to development projects decreased by $50 due to the reduction of development capitalization at two development communities that were substantially complete as of December 31, 2012, offset by increased capitalization at two development communities that commenced in 2012. The decreased development capitalization was offset by increased personnel and other costs of $59 to manage the Company’s development activities. The Company expects to continue to complete portions of its existing development pipeline in 2013 and also expects to commence new developments later in 2013. The Company expects that the capitalization of development costs and expenses will decrease for 2013, which will result in increased net investment and development expenses in 2013.

Other investment costs also remained flat from 2012 to 2013. Other investment costs primarily include land carry expenses, such as property taxes and assessments.

Interest expense decreased $503 or 4.3% from 2012 to 2013 primarily due to decreased gross interest costs, offset somewhat by reduced interest capitalization in 2013. Gross interest expense decreased by $820 due primarily to reduced weighted average borrowing costs between years. Weighted average borrowing costs were lower in 2013 due to the repayment of $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.4% (lowered to 3.2% in the fourth quarter of 2012) and increased interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. Decreased interest capitalization on the Company’s development projects of $317 primarily related to the substantial completion of three apartment communities in 2012 and early 2013. The Company expects interest expense for the full year of 2013 to be lower than in 2012 due to debt refinancing activities in 2012 that lowered the Company’s overall weighted interest costs.

Equity in income of unconsolidated real estate entities was $478 in 2013 compared to $6,446 in 2012. The decrease in 2013 is primarily due to the recognition of the Company’s portion of a gain, totaling $6,055, resulting from the sale of an apartment community located in Atlanta, Georgia at one of the unconsolidated entities in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three months ended March 31, 2013 and 2012, other income (expense) included estimated state franchise taxes.

Annually recurring and periodically recurring capital expenditures increased $3,850 or 89.2% from 2012 to 2013. The increase in periodically recurring capital expenditures of $3,317 primarily reflects water intrusion remediation projects and structural improvements at four communities and fire sprinkler system replacement work at another community in 2013, partially offset by reduced parking deck and tenant improvements at an office property in 2012. For the full year 2013, the Company expects periodically recurring capital expenditures to be significantly higher than 2012 due primarily to the projects discussed above as well as additional water intrusion projects and projected tenant improvements and commissions at certain mixed-use properties. The increase in annually recurring capital expenditures of $533 primarily reflects roofing expenditures at one community. For the full year 2013, the Company expects annually recurring capital expenditures to be somewhat lower than 2012 due to fewer parking deck improvement projects and HVAC equipment replacements in 2013.

Fully stabilized communities

Rental and other revenues increased $3,822 or 5.1% from 2012 to 2013. This increase resulted from a 5.3% increase in the average monthly rental rate per apartment unit, partially offset by a 0.5% decrease in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $3,824 between periods. Average economic occupancy decreased slightly from 95.8% in 2012 to 95.3% in 2013. The occupancy decrease between periods resulted in higher vacancy losses of $755 in 2013. The remaining increase in rental and other property revenues of $753 was primarily due to somewhat higher net leasing and early termination fees, higher utility reimbursements and lower net concessions. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a modest supply of new apartment communities. The Company expects that rental revenues will increase moderately on a year over year basis in 2013, continuing a trend that began in late 2010. Average occupancy rates declined slightly between periods due to a slightly slower seasonal leasing period and slightly higher turnover in 2013. See the “Outlook” section below for an additional discussion of trends for 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,464 or 5.1% from 2012 to 2013. This increase was primarily due to increased property tax expenses of $1,236 or 11.6%, increased utility expenses of $296 or 7.6% and increased insurance expenses of $124 or 10.9%. These increases were offset partially by decreased personnel expenses of $160 or 2.3%. The increase in property tax expenses primarily reflects increased expense accruals in 2013 due to higher expected real estate valuations by tax authorities in most of the Company’s markets. Utility expenses increased due primarily to sales tax refunds of $239 in the Company’s Texas markets in 2012. Insurance expenses increased primarily due to higher property insurance rates upon the annual renewal of the insurance coverage in the second quarter of 2012. The decrease in personnel expenses is primarily due to efficiencies gained in personnel utilization at two communities that completed and began operating additional phases beginning in mid-2012 as well as somewhat lower bonus accruals between years. See the “Outlook” section below for a discussion of expense trends for 2013.

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

The Company’s outlook for 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continue to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a modest supply of new apartment units over the past year or so, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. However, development of new multi-family rental units has continued to increase and the Company expects that, over time, this will increase the competitive supply of new rental units in the markets in which it operates.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2013, compared to 2012, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with 2012. The rate of revenue growth, however, is expected to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

moderate in 2013, compared to 2012. Operating expenses of fully stabilized communities are also expected to increase moderately for 2013. On a year-over-year basis, the Company expects property tax and insurance expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase moderately for 2013, which is expected to positively impact the Company’s results of operations. Management also expects that net operating income from development and lease-up communities in 2013 will increase from a relatively small negative contribution in 2012 to a moderate net positive contribution in 2013. Additional net operating income is also expected in 2013 from one apartment community acquired in July 2012.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase moderately for 2013, compared to 2012. Capitalized development personnel and costs are expected to decline in 2013 as portions of the Company’s current development communities are completed and new development starts are expected to commence later in 2013. Additionally, general and administrative expenses are expected to include costs associated with planned information technology system upgrades in 2013.

Management expects interest expense for 2013 to be somewhat lower than in 2012 due to moderate reductions in gross interest expense resulting from 2012 debt refinancing activities that lowered the Company’s overall weighted average interest costs for 2013. The decline in gross interest expense is expected to be somewhat offset by reduced interest capitalization to development communities as certain communities were substantially completed in late 2012 and other communities are expected to be completed in 2013.

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

The Company currently expects to utilize available cash, retained 2013 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from its on-going condominium sales and, from time to time, its at-the-market common equity program, to fund future estimated construction expenditures. The Company’s 2013 outlook does not currently anticipate any additional share issuances under the Company’s at-the-market equity program in 2013. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

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

The Company’s net cash provided by operating activities increased from $31,730 for the three months ended March 31, 2012 to $32,877 for the three months ended March 31, 2013 primarily due to increased property net operating income in 2013 from fully stabilized, lease-up and acquisition communities as well as reduced interest expense in 2013. For the full year 2013, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, lease-up and acquisition communities as discussed above and due to somewhat lower net interest expense in 2013.

Net cash flows used in investing activities increased from $8,300 for the three months ended March 31, 2012 to $21,958 for the three months ended March 31, 2013 primarily due to somewhat higher construction and development expenditures and somewhat higher property capital expenditures due to the timing of expenditures between years as well as lower distributions from unconsolidated entities in 2013 due to the proceeds from the sale of one apartment community in an unconsolidated entity in 2012. For the full year 2013, the Company expects to continue to incur development expenditures on its existing development projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Net cash flows used in financing activities decreased from $26,979 for the three months ended March 31, 2012 to $14,763 for the three months ended March 31, 2013 primarily due to the higher net repayment of indebtedness in 2012. For the full year 2013, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under its ATM program as the Company currently expects to use available cash, cash flow from operations and net cash flow from condominium activities to fund current development expenditures and no debt is scheduled to mature in 2013.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2013. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the three months ended March 31, 2013, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

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

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including operating capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through on-going condominium sales, possibly through the sale of selected operating communities, through net proceeds from the Company’s at-the-market common equity program and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from condominium sales for the three months ended March 31, 2013 and for the full year of 2012 were $19,500 and $87,673, respectively. There were no sales of wholly-owned operating communities in the three months ended March 31, 2013 or in the full year of 2012. In 2012, the Company also received a distribution of net sales proceeds of $7,674 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of March 31, 2013, the Company had no apartment communities held for sale. The Company expects to generate additional net sales proceeds from the closing of condominium units at the Austin and Atlanta Condominium Projects for the remainder of 2013 (see “Outlook” above where discussed further).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of March 31, 2013, the Company’s aggregate pipeline of seven apartment communities under development and lease-up totaled approximately $335,500, of which approximately $88,200 remained to be incurred by the Company. The Company may also begin additional developments later in 2013 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from its on-going condominium sales and, from time to time, its at-the-market common equity program to fund future estimated construction expenditures.

As of April 26, 2013, the Company had cash and cash equivalents of approximately $113,400. Additionally, the Company had no outstanding borrowings, and $570 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at March 31, 2013.

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

Stock and debt repurchase programs

In May 2012, the Company adopted a new ATM common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2013, the Company had 4,000 shares remaining for issuance under the program. Under a previous ATM program, for the full year 2012, the Company sold 550 shares for gross proceeds of $26,153. The average gross sales price per share was $47.55 and the Company’s net proceeds totaled $25,457 for the full year 2012. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. There have been no repurchases made under this program for the three months ended March 31, 2013.

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

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development and construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such communities.

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three months ended March 31,
	2013	2012
New community development and acquisition activity (1)	$33,932	$31,231
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	918	711
Other community additions and improvements (3) (6)	4,694	1,377
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,474	2,941
Corporate additions and improvements	340	79

	$43,358	$36,339

Other Data
Capitalized interest	$1,004	$1,321

Capitalized development and associated costs (5)	$756	$806

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Current communities under development

At March 31, 2013, the Company had 2,046 apartment units in seven communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 3/31/2013	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Substainially complete, in lease-up
Post Carlyle Square™, II	Wash. DC	344	906	—	$85.0	$273	$83.5	2Q 2012	3Q 2013	73.6%
Post South Lamar™	Austin, TX	298	852	9,263	41.0	156	39.1	3Q 2012	3Q 2013	82.8%
Post Midtown Square®, III	Houston, TX	124	889	10,358	21.8	181	20.0	4Q 2012	2Q 2013	84.8%
Under development
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	—	58.6	149	38.9	1Q 2013	3Q 2014	10.6%
Post Parkside™ at Wade	Raleigh, NC	397	882	14,908	55.0	151	38.4	1Q 2013	3Q 2014	4.2%
Post Richmond Avenue™	Houston, TX	242	857	—	34.3	165	15.9	4Q 2013	4Q 2014	N/A
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	186	11.5	1Q 2014	2Q 2015	N/A

Total		2,046		45,085	$335.5		$247.3

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(5)	Represents unit status as of April 26, 2013.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three months ended March 31, 2013 and 2012 was as follows.

	Three months ended March 31,
	2013	2012
Net income available to common shareholders	$19,420	$20,878
Noncontrolling interests - Operating Partnership	51	59
Depreciation on consolidated real estate assets	20,777	19,003
Depreciation on real estate assets held in unconsolidated entities	289	338
Gains on sales of depreciable real estate assets - unconsolidated entities	—	(6,055)

Funds from operations available to common shareholders and unitholders (1)	$40,537	$34,223

Weighted average shares outstanding - basic (2)	54,548	53,206
Weighted average shares and units outstanding - basic (2)	54,691	53,358
Weighted average shares outstanding - diluted (2)	54,750	53,612
Weighted average shares and units outstanding - diluted (2)	54,893	53,764

(1)	For the three months ended March 31, 2012, FFO included a loss on early extinguishment of indebtedness of $301.
(2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 202 and 406 for the three months ended March 31, 2013 and 2012, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 111 and 119 for the three months ended March 31, 2013 and 2012, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2013, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At March 31, 2013, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at March 31, 2013. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$100,000 increasing to $230,000 (1)	1.55%	one-month LIBOR	1/19/2018	$(8,403)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000 (2)	1.50%	one-month LIBOR	1/19/2018	$(2,382)

						$(10,785)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increase to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement begin in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the three months ended March 31, 2013, there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of March 31, 2013, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2013 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 January 31, 2013	—	$—	—	$200,000
February 1, 2013 February 28, 2013	—	—	—	$200,000
March 1, 2013 March 31, 2013	—	—	—	$200,000

Total	—	$—	—	$200,000

(1)	In the fourth quarter of 2012, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company

3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	-	Indenture between the Company and U.S. Bank National Association, as Trustee

4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and U.S. Bank National Association, as Trustee

4.3(g)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

11.1(g)	-	Statement Regarding Computation of Per Share Earnings

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	-	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

May 7, 2013	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2013	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2013	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 7, 2013	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2013	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2013	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	-	Articles of Incorporation of the Company

3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	-	Indenture between the Company and U.S. Bank National Association, as Trustee

4.2(f)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and U.S. Bank National Association, as Trustee

4.3(g)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

11.1(g)	-	Statement Regarding Computation of Per Share Earnings

31.1	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	-	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity and Accumulated Earnings, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.