Form 10-Q
period 2013-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2013-08-07
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,608,725 shares of common stock outstanding as of July 31, 2013.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of June 30, 2013, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at June 30, 2013). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Real estate assets
Land	$326,963	$318,416
Building and improvements	2,368,999	2,278,213
Furniture, fixtures and equipment	282,256	270,180
Construction in progress	101,286	90,075
Land held for future investment	62,168	54,468

	3,141,672	3,011,352
Less: accumulated depreciation	(884,571)	(842,925)
For-sale condominiums	3,745	23,281

Total real estate assets	2,260,846	2,191,708
Investments in and advances to unconsolidated real estate entities	4,458	4,533
Cash and cash equivalents	74,413	118,698
Restricted cash	5,507	5,388
Deferred financing costs, net	9,762	10,855
Other assets	29,868	32,182

Total assets	$2,384,854	$2,363,364

Liabilities and equity
Indebtedness	$1,100,604	$1,102,464
Accounts payable, accrued expenses and other	81,645	88,926
Investments in unconsolidated real estate entities	16,518	16,297
Dividends and distributions payable	18,066	13,653
Accrued interest payable	5,080	5,721
Security deposits and prepaid rents	9,866	9,524

Total liabilities	1,231,779	1,236,585

Redeemable common units	7,093	7,159

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,602 and 54,483 shares issued and 54,602 and 54,470 shares outstanding at June 30, 2013 and December 31, 2012, respectively	546	545
Additional paid-in-capital	1,110,684	1,107,354
Accumulated earnings	41,720	27,266
Accumulated other comprehensive income (loss)	(3,600)	(11,679)

	1,149,359	1,123,495
Less common stock in treasury, at cost, 96 and 107 shares at June 30, 2013 and December 31, 2012, respectively	(3,224)	(3,781)

Total Company shareholders’ equity	1,146,135	1,119,714
Noncontrolling interests - consolidated property partnerships	(153)	(94)

Total equity	1,145,982	1,119,620

Total liabilities and equity	$2,384,854	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Rental	$85,042	$77,081	$167,438	$152,736
Other property revenues	5,213	4,873	10,132	9,272
Other	229	206	443	428

Total revenues	90,484	82,160	178,013	162,436

Expenses
Property operating and maintenance (exclusive of items shown separately below)	38,671	35,231	76,426	69,868
Depreciation	21,345	19,497	42,466	38,838
General and administrative	4,170	3,883	8,415	8,168
Investment and development	592	322	1,081	802
Other investment costs	516	306	821	612

Total expenses	65,294	59,239	129,209	118,288

Operating income	25,190	22,921	48,804	44,148
Interest income	23	288	59	339
Interest expense	(11,130)	(11,103)	(22,272)	(22,748)
Amortization of deferred financing costs	(645)	(698)	(1,269)	(1,359)
Net gains on condominium sales activities	13,981	8,530	22,175	15,434
Equity in income of unconsolidated real estate entities, net	477	495	955	6,941
Other income (expense), net	(282)	737	(448)	581
Net loss on extinguishment of indebtedness	—	—	—	(301)

Net income	27,614	21,170	48,004	43,035
Noncontrolling interests - consolidated real estate entities	(58)	(35)	(55)	(41)
Noncontrolling interests - Operating Partnership	(68)	(56)	(120)	(115)

Net income available to the Company	27,488	21,079	47,829	42,879
Dividends to preferred shareholders	(922)	(922)	(1,844)	(1,844)

Net income available to common shareholders	$26,566	$20,157	$45,985	$41,035

Per common share data - Basic
Net income available to common shareholders	$0.49	$0.37	$0.84	$0.77

Weighted average common shares outstanding - basic	54,464	53,773	54,450	53,430

Per common share data - Diluted
Net income available to common shareholders	$0.48	$0.37	$0.84	$0.76

Weighted average common shares outstanding - diluted	54,658	54,096	54,648	53,799

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		Year ended June 30,
	2013	2012	2013	2012
Net income	$27,614	$21,170	$48,004	$43,035
Net change in derivative financial instruments	7,175	(7,267)	8,100	(7,266)

Total comprehensive income	34,789	13,903	56,104	35,769
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(58)	(35)	(55)	(41)
Operating Partnership	(88)	(36)	(141)	(95)

Total Company comprehensive income	$34,643	$13,832	$55,908	$35,633

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

					Accumulated			Noncontrolling
			Additional		Other		Total	Interests -
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	Company	Consolidated	Total
2013	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Real Estate Entities	Equity
Equity & Accum. Earnings, December 31, 2012	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	—	—	—	47,829	8,079	—	55,908	55	55,963
Employee stock purchase, stock option and other plan issuances	—	1	1,572	—	—	557	2,130	—	2,130
Adjustment for ownership interest of redeemable common units	—	—	(6)	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	1,764	—	—	—	1,764	—	1,764
Dividends to preferred shareholders	—	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Dividends to common shareholders ($0.58 per share)	—	—	—	(31,665)	—	—	(31,665)	—	(31,665)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(114)	(114)
Adjustment to redemption value of redeemable common units	—	—	—	134	—	—	134	—	134

Equity & Accum. Earnings, June 30, 2013	$9	$546	$1,110,684	$41,720	$(3,600)	$(3,224)	$1,146,135	$(153)	$1,145,982

2012
Equity & Accum. Earnings, December 31, 2011	$9	$530	$1,053,612	$—	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523
Comprehensive income	—	—	—	42,879	(7,246)	—	35,633	41	35,674
Sales of common stock, net	—	4	18,621	—	—	—	18,625	—	18,625
Employee stock purchase, stock option and other plan issuances	—	7	18,302	—	—	758	19,067	—	19,067
Conversion of redeemable common units for shares	—	—	438	—	—	153	591	—	591
Adjustment for ownership interest of redeemable common units	—	—	(382)	—	—	—	(382)	—	(382)
Stock-based compensation	—	—	1,423	—	—	—	1,423	—	1,423
Dividends to preferred shareholders	—	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Dividends to common shareholders ($0.47 per share)	—	—	—	(25,331)	—	—	(25,331)	—	(25,331)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(118)	(118)
Adjustment to redemption value of redeemable common units	—	—	—	(355)	—	—	(355)	—	(355)

Equity & Accum. Earnings, June 30, 2012	$9	$541	$1,092,014	$15,349	$(9,879)	$(3,089)	$1,094,945	$(72)	$1,094,873

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$48,004	$43,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,466	38,838
Amortization of deferred financing costs	1,269	1,359
Net gains on condominiuum sales activities	(22,175)	(15,434)
Other, net	790	691
Equity in income of unconsolidated entities, net	(955)	(6,941)
Distributions of earnings of unconsolidated entities	1,205	1,802
Deferred compensation	21	63
Stock-based compensation	1,768	1,427
Net loss on extinguishment of indebtedness	—	301
Changes in assets, decrease (increase) in:
Other assets	(1,946)	(1,774)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(641)	104
Accounts payable and accrued expenses	4,326	4,798
Security deposits and prepaid rents	223	(251)

Net cash provided by operating activities	74,355	68,018

Cash Flows From Investing Activities
Development and construction of real estate assets	(79,078)	(64,959)
Acquisiton of communities	(48,399)	—
Proceeds from sales of real estate assets	57,623	39,981
Capitalized interest	(2,096)	(3,000)
Property capital expenditures	(16,990)	(12,313)
Corporate additions and improvements	(656)	(445)
Distributions from unconsolidated entities	—	7,016
Note receivable collections and other investments	962	760

Net cash used in investing activities	(88,634)	(32,960)

Cash Flows From Financing Activities
Lines of credit proceeds	—	94,899
Lines of credit repayments	—	(229,899)
Proceeds from indebtedness	—	230,000
Payments on indebtedness	(1,860)	(97,861)
Payments of financing costs and other	(292)	(5,152)
Proceeds from sales of common stock	—	18,625
Proceeds from employee stock purchase and stock options plans	1,439	18,365
Distributions to noncontrolling interests - real estate entities	(114)	(118)
Distributions to noncontrolling interests - common unitholders	(72)	(67)
Dividends paid to preferred shareholders	(1,844)	(1,844)
Dividends paid to common shareholders	(27,263)	(23,462)

Net cash provided by (used in) financing activities	(30,006)	3,486

Net increase (decrease) in cash and cash equivalents	(44,285)	38,544
Cash and cash equivalents, beginning of period	118,698	13,084

Cash and cash equivalents, end of period	$74,413	$51,628

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Real estate assets
Land	$326,963	$318,416
Building and improvements	2,368,999	2,278,213
Furniture, fixtures and equipment	282,256	270,180
Construction in progress	101,286	90,075
Land held for future investment	62,168	54,468

	3,141,672	3,011,352
Less: accumulated depreciation	(884,571)	(842,925)
For-sale condominiums	3,745	23,281

Total real estate assets	2,260,846	2,191,708
Investments in and advances to unconsolidated real estate entities	4,458	4,533
Cash and cash equivalents	74,413	118,698
Restricted cash	5,507	5,388
Deferred financing costs, net	9,762	10,855
Other assets	29,868	32,182

Total assets	$2,384,854	$2,363,364

Liabilities and equity
Indebtedness	$1,100,604	1,102,464
Accounts payable, accrued expenses and other	81,645	88,926
Investments in unconsolidated real estate entities	16,518	16,297
Distributions payable	18,066	13,653
Accrued interest payable	5,080	5,721
Security deposits and prepaid rents	9,866	9,524

Total liabilities	1,231,779	1,236,585

Redeemable common units	7,093	7,159

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,660	12,477
Limited partner	1,093,683	1,075,524
Accumulated other comprehensive income (loss)	(3,600)	(11,679)

Total Operating Partnership equity	1,146,135	1,119,714
Noncontrolling interests - consolidated property partnerships	(153)	(94)

Total equity	1,145,982	1,119,620

Total liabilities and equity	$2,384,854	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Rental	$85,042	$77,081	$167,438	$152,736
Other property revenues	5,213	4,873	10,132	9,272
Other	229	206	443	428

Total revenues	90,484	82,160	178,013	162,436

Expenses
Property operating and maintenance (exclusive of items shown separately below)	38,671	35,231	76,426	69,868
Depreciation	21,345	19,497	42,466	38,838
General and administrative	4,170	3,883	8,415	8,168
Investment and development	592	322	1,081	802
Other investment costs	516	306	821	612

Total expenses	65,294	59,239	129,209	118,288

Operating income	25,190	22,921	48,804	44,148
Interest income	23	288	59	339
Interest expense	(11,130)	(11,103)	(22,272)	(22,748)
Amortization of deferred financing costs	(645)	(698)	(1,269)	(1,359)
Net gains on condominium sales activities	13,981	8,530	22,175	15,434
Equity in income of unconsolidated real estate entities, net	477	495	955	6,941
Other income (expense), net	(282)	737	(448)	581
Net loss on extinguishment of indebtedness	—	—	—	(301)

Net income	27,614	21,170	48,004	43,035
Noncontrolling interests - consolidated real estate entities	(58)	(35)	(55)	(41)

Net income available to the Operating Partnership	27,556	21,135	47,949	42,994
Distributions to preferred unitholders	(922)	(922)	(1,844)	(1,844)

Net income available to common unitholders	$26,634	$20,213	$46,105	$41,150

Per common unit data - Basic
Net income available to common unitholders	$0.49	$0.37	$0.84	$0.77

Weighted average common units outstanding - basic	54,607	53,923	54,593	53,581

Per common unit data - Diluted
Net income available to common unitholders	$0.48	$0.37	$0.84	$0.76

Weighted average common units outstanding - diluted	54,801	54,246	54,791	53,950

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		Year ended June 30,
	2013	2012	2013	2012
Net income	$27,614	$21,170	$48,004	$43,035
Net change in derivative financial instruments	7,175	(7,267)	8,100	(7,266)

Total comprehensive income	34,789	13,903	56,104	35,769
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(58)	(35)	(55)	(41)

Total Operating Partnership comprehensive income	$34,731	$13,868	$56,049	$35,728

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data) (Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
2013	Units	Partner	Partners	Income (Loss)	Equity	Real Estate Entities	Equity
Equity, December 31, 2012	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	1,844	461	45,524	8,079	55,908	55	55,963
Contributions from the Company related to employee stock purchase, stock option and other plans	—	21	2,109	—	2,130	—	2,130
Adjustment for ownership interest of redeemable common units	—	—	(6)	—	(6)	—	(6)
Equity-based compensation	—	18	1,746	—	1,764	—	1,764
Distributions to preferred unitholders	(1,844)	—	—	—	(1,844)	—	(1,844)
Distributions to common unitholders ($0.58 per unit)	—	(317)	(31,348)	—	(31,665)	—	(31,665)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(114)	(114)
Adjustment to redemption value of redeemable common units	—	—	134	—	134	—	134

Equity, June 30, 2013	$43,392	$12,660	$1,093,683	$(3,600)	$1,146,135	$(153)	$1,145,982

2012
Equity, December 31, 2011	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income	1,844	411	40,624	(7,246)	35,633	41	35,674
Contributions from the Company related to sales of Company common stock	—	186	18,439	—	18,625	—	18,625
Contributions from the Company related to employee stock purchase, stock option and other plans	—	191	18,876	—	19,067	—	19,067
Conversion of redeemable common units	—	—	591	—	591	—	591
Adjustment for ownership interest of redeemable common units	—	—	(382)	—	(382)	—	(382)
Equity-based compensation	—	14	1,409	—	1,423	—	1,423
Distributions to preferred unitholders	(1,844)	—	—	—	(1,844)	—	(1,844)
Distributions to common unitholders ($0.47 per unit)	—	(254)	(25,077)	—	(25,331)	—	(25,331)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(118)	(118)
Adjustment to redemption value of redeemable common units	—	—	(355)	—	(355)	—	(355)

Equity, June 30, 2012	$43,392	$12,210	$1,049,222	$(9,879)	$1,094,945	$(72)	$1,094,873

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$48,004	$43,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,466	38,838
Amortization of deferred financing costs	1,269	1,359
Net gains on condominiuum sales activities	(22,175)	(15,434)
Other, net	790	691
Equity in income of unconsolidated entities, net	(955)	(6,941)
Distributions of earnings of unconsolidated entities	1,205	1,802
Deferred compensation	21	63
Equity-based compensation	1,768	1,427
Net loss on extinguishment of indebtedness	—	301
Changes in assets, decrease (increase) in:
Other assets	(1,946)	(1,774)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(641)	104
Accounts payable and accrued expenses	4,326	4,798
Security deposits and prepaid rents	223	(251)

Net cash provided by operating activities	74,355	68,018

Cash Flows From Investing Activities
Development and construction of real estate assets	(79,078)	(64,959)
Acquisition of communities	(48,399)	—
Proceeds from sales of real estate assets	57,623	39,981
Capitalized interest	(2,096)	(3,000)
Property capital expenditures	(16,990)	(12,313)
Corporate additions and improvements	(656)	(445)
Distributions from unconsolidated entities	—	7,016
Note receivable collections and other investments	962	760

Net cash used in investing activities	(88,634)	(32,960)

Cash Flows From Financing Activities
Lines of credit proceeds	—	94,899
Lines of credit repayments	—	(229,899)
Proceeds from indebtedness	—	230,000
Payments on indebtedness	(1,860)	(97,861)
Payments of financing costs and other	(292)	(5,152)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	1,439	36,990
Distributions to noncontrolling interests - real estate entities	(114)	(118)
Distributions to noncontrolling interests - non-Company common unitholders	(72)	(67)
Distributions to preferred unitholders	(1,844)	(1,844)
Distributions to common unitholders	(27,263)	(23,462)

Net cash provided by (used in) financing activities	(30,006)	3,486

Net increase (decrease) in cash and cash equivalents	(44,285)	38,544
Cash and cash equivalents, beginning of period	118,698	13,084

Cash and cash equivalents, end of period	$74,413	$51,628

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

At June 30, 2013, the Company had interests in 22,858 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,964 apartment units in six communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in one community through a taxable REIT subsidiary. At June 30, 2013, approximately 31.1%, 22.3%, 13.7% and 9.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2013, the Company had outstanding 54,602 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 143 at June 30, 2013 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three and six months ended June 30, 2013 and 2012.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of June 30, 2013, all condominium communities are accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.6% and 5.6% for the six months ended June 30, 2013 and 2012, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $670 and $913 for the three months and $1,426 and $1,719 for the six months ended June 30, 2013 and 2012, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components, - 40 years; other building and land improvements - 20 years; furniture, fixtures and equipment – 5-10 years).

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of June 30, 2013, there were no real estate assets held for sale.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended
	June 30,
	2013	2012
Interest paid, including interest capitalized	$25,009	$25,644
Income tax payments, net	1,074	70
Non-cash investing and financing activities:
Dividends and distributions payable	18,066	13,563
Conversions of redeemable common units	—	591
Common stock 401k matching contribution	670	639
Construction and property capital expenditure cost accruals, decrease (increase)	(3,521)	6,440
Adjustments to equity related to redeemable common units, net	128	(737)

2. REAL ESTATE ACTIVITY

Acquisitions / Dispositions

In May 2012, the Company acquired a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The purchase price of this community was allocated to land ($4,377), building, improvements and equipment ($43,724) and identified lease related intangible assets ($399) based on their estimated fair values. The Company also acquired a land parcel in Houston, Texas during the second quarter of 2013 for a purchase price of approximately $13,100. The Company did not acquire any apartment communities during the six months ended June 30, 2012.

Other than the sale of an apartment community held by an unconsolidated entity during the first quarter of 2012 (see note 3), there were no other sales of apartment communities or land parcels during the three and six months ended June 30, 2013 and 2012. At June 30, 2013, the Company did not have any apartment communities or land parcels classified as held for sale.

Condominium activities

During the first half of 2013, the Company continued to sell condominium homes at its two wholly owned condominium communities. The Company’s condominium community in Austin, Texas (the “Austin Condominium Project”), originally consisting of 148 condominium units, completed the sell out of its remaining condominium units during the second quarter of 2013. The Company’s condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”), originally consisting of 126 condominium units, had an aggregate carrying value of $3,745 at June 30, 2013 and was included in the accompanying balance sheet under the caption, “For-sale condominiums.”

The revenues, costs and expenses associated with consolidated condominium activities for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30,		Year ended June 30,
	2013	2012	2013	2012
Condominium revenues	$38,123	$22,945	$55,598	$40,526
Condominium costs and expenses	(24,142)	(14,415)	(33,423)	(25,704)

Net gains on sales of residential condominiums, before income tax	13,981	8,530	22,175	14,822
Income tax benefit	—	—	—	612

Net gains on sales of condominiums	$13,981	$8,530	$22,175	$15,434

The Company closed 30 and 26 condominium homes for the three months and 50 and 45 condominium homes for the six months ended June 30, 2013 and 2012, respectively, at these condominium communities. For the six months ended June 30, 2012, the Company recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries (see note 11).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2013, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2013 and December 31, 2012, the Company’s investment in the 35% owned Apartment LLC totaled $4,458 and $4,533, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $2,784 at June 30, 2013. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLC at June 30, 2013 and December 31, 2012 reflects a credit investment of $16,518 and $16,297, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	June 30,	December 31,
Apartment LLCs - Balance Sheet Data	2013	2012
Real estate assets, net of accumulated depreciation of $40,971 and $38,332 at June 30, 2013 and December 31, 2012, respectively	$210,948	$212,877
Cash and other	6,589	5,103

Total assets	$217,537	$217,980

Mortgage notes payable	$177,723	$177,723
Other liabilities	3,743	2,588

Total liabilities	181,466	180,311
Members’ equity	36,071	37,669

Total liabilities and members’ equity	$217,537	$217,980

Company’s equity investment in Apartment LLCs (1)	$(12,060)	$(11,764)

(1)	At June 30, 2013 and December 31, 2012, the Company’s equity investment includes its credit investments of $16,518 and $16,297, respectively, discussed above.

	Three months ended		Six months ended
	June 30,		June 30,
Apartment LLCs - Income Statement Data	2013	2012	2013	2012
Revenues
Rental	$6,350	$6,152	$12,635	$12,194
Other property revenues	515	501	961	937

Total revenues	6,865	6,653	13,596	13,131

Expenses
Property operating and maintenance	2,738	2,555	5,389	5,082
Depreciation and amortization	1,350	1,428	2,690	3,033
Interest	2,258	2,258	4,496	4,625

Total expenses	6,346	6,241	12,575	12,740

Net loss from continuing operations	519	412	1,021	391
Gain from discontinued operations	—	—	—	21,607

Net income	$519	$412	$1,021	$21,998

Company’s share of net income in Apartment LLCs	$477	$495	$955	$6,941

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In February 2012, a 35% owned Apartment LLC sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLC’s outstanding mortgage note payable of $29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations in 2012. The Company’s equity in income of unconsolidated entities for the six months ended June 30, 2012 includes a net gain of $6,055 resulting from this transaction.

At June 30, 2013, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4. INDEBTEDNESS

At June 30, 2013 and December 31, 2012, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date		June 30, 2013	December 31, 2012
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022	(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70%(2)	2018		300,000	300,000
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.225%(3)	2016		—	—
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2015 - 2019	(4)	400,604	402,464

Total					$1,100,604	$1,102,464

(1)	There are no maturities of senior unsecured notes in 2013. The remaining unsecured notes mature between 2017 and 2022.
(2)	Represents stated rate at June 30, 2013. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At June 30, 2013, the effective blended interest rate under the Term Loan was 3.24%.
(3)	Represents stated rate at June 30, 2013.
(4)	There are no maturities of secured notes in 2013. These notes mature between 2015 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2013	$1,871
2014	3,961
2015	124,205
2016	4,419
2017	154,736
Thereafter	811,412

$1,100,604

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the six months ended June 30, 2013.

Unsecured lines of credit

At June 30, 2013, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At June 30, 2013, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investments in the Atlanta Condominium Project and the Austin Condominium Project, and certain mixed-use projects, as defined. At June 30, 2013, letters of credit to third parties totaling $570 had been issued for the account of the Company under this facility.

Additionally, at June 30, 2013, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

In connection with the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company recognized an extinguishment loss of $301 for the six months ended June 30, 2012 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line.

Unsecured term loan

At June 30, 2013, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). As of June 30, 2013, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of June 30, 2013 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at June 30, 2013.

5. EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. For the three and six months ended June 30, 2012, sales of common stock under a previous ATM program totaled 97 and 414 shares, respectively, for gross proceeds of $4,847 and $19,159, respectively. The average gross sales price per share was $50.23 and $46.33 for the three and six months ended June 30, 2012, respectively. The Company’s net proceeds of $4,643 and $18,625 for the three and six months ended June 30, 2012, respectively, were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. There were no shares of common stock repurchased for the six months ended June 30, 2013 or 2012 under this program or the previous stock repurchase program which expired December 2012.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,093 was in excess of its net book value of $2,889. At December 31, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,159 was in excess of its net book value of $2,820. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the six months ended June 30, 2013 and 2012 was as follows:

	Six months ended
	June 30,
	2013	2012
Redeemable common units, beginning of period	$7,159	$6,840
Comprehensive income	141	95
Conversion of redeemable common units for shares	—	(591)
Adjustment for ownership interest of redeemable common units	6	382
Stock-based compensation	4	4
Distributions to common unitholders	(83)	(69)
Adjustment to redemption value of redeemable common units	(134)	355

Redeemable common units, end of period	$7,093	$7,016

6. COMPANY EARNINGS PER SHARE

For the three and six months ended June 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders (numerator):
Net income	$27,614	$21,170	$48,004	$43,035
Noncontrolling interests - consolidated real estate entities	(58)	(35)	(55)	(41)
Noncontrolling interests - Operating Partnership	(68)	(56)	(120)	(115)
Preferred stock dividends	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(61)	(48)	(99)	(94)

Net income available to common shareholders	$26,505	$20,109	$45,886	$40,941

Common shares (denominator):
Weighted average shares outstanding - basic	54,464	53,773	54,450	53,430
Dilutive shares from stock options	194	323	198	369

Weighted average shares outstanding - diluted	54,658	54,096	54,648	53,799

Per-share amount:
Basic	$0.49	$0.37	$0.84	$0.77

Diluted	$0.48	$0.37	$0.84	$0.76

Stock options to purchase 58 and 195 shares of common stock for the three and six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7. OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and six months ended June 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common unitholders (numerator):
Net income	$27,614	$21,170	$48,004	$43,035
Noncontrolling interests - consolidated real estate entities	(58)	(35)	(55)	(41)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(61)	(48)	(99)	(94)

Net income available to common unitholders	$26,573	$20,165	$46,006	$41,056

Common units (denominator):
Weighted average units outstanding - basic	54,607	53,923	54,593	53,581
Dilutive units from stock options	194	323	198	369

Weighted average units outstanding - diluted	54,801	54,246	54,791	53,950

Per-unit amount:
Basic	$0.49	$0.37	$0.84	$0.77

Diluted	$0.48	$0.37	$0.84	$0.76

Stock options to purchase 58 and 195 shares of common stock for the three and six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

8. FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2013. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three and six months ended June 30, 2013 or 2012, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. In December 2011, the Company entered into three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, in January 2012, the Company entered into a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate)

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) entered into in January 2012 and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at June 30, 2013 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at June 30, 2013 and December 31, 2012 were valued as net liabilities of $3,610 and $11,710, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income	$6,162	$(7,740)	$6,089	$(8,000)

Loss reclassified from accumulated other comprehensive income into interest expense	$(1,013)	$(473)	$(2,011)	$(734)

The amounts reported in accumulated other comprehensive income as of June 30, 2013 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,893 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of June 30, 2013, the termination payment by the Company would have been approximately $3,571.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2013, the fair value of fixed rate debt was approximately $827,937 (carrying value of $800,604) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,648 (carrying value of $300,000). At December 31, 2012, the fair value of fixed rate debt was approximately $860,217 (carrying value of $802,464) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $298,551 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2013 and 2012. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Fully stabilized communities	$79,249	$76,220	$157,448	$150,597
Development and lease-up communities	3,704	77	5,900	77
Acquired communities	1,845	—	3,374	—
Other property segments	5,457	5,657	10,848	11,334
Other	229	206	443	428

Consolidated revenues	$90,484	$82,160	$178,013	$162,436

Contribution to Property Net Operating Income
Fully stabilized communities	$48,871	$46,785	$96,879	$92,435
Development and lease-up communities	1,661	(161)	2,307	(161)
Acquired communities	1,147	—	2,224	—
Other property segments, including corporate management expenses	(95)	99	(266)	(134)

Consolidated property net operating income	51,584	46,723	101,144	92,140

Interest income	23	288	59	339
Other revenues	229	206	443	428
Depreciation	(21,345)	(19,497)	(42,466)	(38,838)
Interest expense	(11,130)	(11,103)	(22,272)	(22,748)
Amortization of deferred financing costs	(645)	(698)	(1,269)	(1,359)
General and administrative	(4,170)	(3,883)	(8,415)	(8,168)
Investment and development	(592)	(322)	(1,081)	(802)
Other investment costs	(516)	(306)	(821)	(612)
Gains on condominium sales activities, net	13,981	8,530	22,175	15,434
Equity in income of unconsolidated real estate entities, net	477	495	955	6,941
Other income (expense), net	(282)	737	(448)	581
Net loss on extinguishment of indebtedness	—	—	—	(301)

Net income	$27,614	$21,170	$48,004	$43,035

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

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which was expected to approximate the future yield at the date of grant. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve at the date of grant. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $802 and $521 for the three months and $1,473 and $1,080 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $4,303 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.0 years.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30,
	2013		2012
		Weighted-Avg.		Weighted-Avg.
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of period	65	$42	84	$29
Granted (1)	65	50	50	44
Vested	(3)	37	(5)	30

Unvested shares, end of period	127	46	129	35

(1)	The total value of the restricted share grants for the six months ended June 30, 2013 and 2012 was $3,271 and $2,184, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $105 and $91 for the three months and $221 and $201 for the six months ended June 30, 2013 and 2012, respectively, recognized under the fair value method. At June 30, 2013, there was $691 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.0 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the six months ended June 30, 2013 and 2012, is presented below:

	Six months ended June 30,
	2013		2012
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	685	$34	1,501	$31
Granted	29	50	29	44
Exercised	(44)	28	(622)	29

Options outstanding, end of period (1)	670	35	908	33

Options exercisable, end of period (1)	613	34	840	33

Options vested and expected to vest, end of period (1)	667	35	905	33

Weighted average fair value of options granted during the period	$17.26		$15.18

(1)	At June 30, 2013, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $9,805, $9,595 and $9,793, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.7 years, 3.2 years and 3.6 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the six months ended June 30, 2013 and 2012 was $927 and $11,569, respectively.

At June 30, 2013, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Life (Years)	Shares	Exercise Price
$12.22 - $37.45	337	$25	3.2	328	$25
$39.95 - $50.30	333	45	4.1	285	44

Total	670	35	3.7	613	34

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $37 and $98 for the three months and $74 and $146 for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2013 and 2012, were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. During the six months ended June 30, 2012, the TRSs recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years upon the filing of amended tax returns to utilize net operating loss carryback claims to such years. The income tax benefit was included in condominium gains on the consolidated statement of operations as the income taxes paid in such prior years primarily resulted from condominium activities. Other than the tax benefit related to this carryback claim in 2012, the TRSs recorded no net income tax expense (benefit) for federal income taxes for the three and six months ended June 30, 2013 and 2012, as a result of estimated taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2012, net deferred tax assets approximately totaled $38,559. At December 31, 2012, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable. For the six months ended June 30, 2013, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

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

At June 30, 2013, the Company had interests in 22,858 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,964 apartment units in six communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in one community through a taxable REIT subsidiary. At June 30, 2013, approximately 31.1%, 22.3%, 13.7% and 9.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2013, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

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

Property Operations

A relatively moderate supply of new apartment units, coupled with improving multifamily housing demand attributed to a gradually improving economy in the United States and favorable demographics, have contributed to improved apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 4.5% and 4.8%, respectively, in the first half of 2013, as compared to the first half of 2012. The Company’s operating results for the second quarter and first half of 2013 and its outlook for the remainder of 2013 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continue to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, and over time, the Company expects that this will increase the competitive supply of rental units in the markets in which it operates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition Activity

In May 2013, the Company acquired Post Lakeside™, a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The community was completed in 2013 and was approximately 88% occupied at June 30, 2013. As of July 26, 2013, this community was 95.3% leased. In July 2012, the Company acquired Post South End™, a 360-unit apartment community located in Charlotte, North Carolina for a purchase price of approximately $74,000. The community was completed in 2009, and also includes 7,612 square feet of retail space. Operating results for the three and six months ended June 30, 2013 include revenues of $1,845 and $3,374 and net operating income of $1,147 and $2,224, respectively, from these two communities.

Development Activity

In the first quarter of 2013, the Company substantially completed (1) the third phase of its Post Midtown Square® apartment community in Houston, Texas, consisting of 124 apartment units and approximately 10,358 square feet of retail space, (2) its Post South Lamar™ apartment community in Austin, Texas, consisting of 298 apartment units and approximately 9,263 square feet of retail space and (3) the second phase of its Post Carlyle Square™ apartment community in Washington D.C, consisting of 344 apartment units. During the second quarter of 2013, the third phase of the Post Midtown Square® and Post South Lamar™ communities both achieved 95% stabilized occupancy and were 98.4% and 98.3% leased as of July 26, 2013, respectively. The second phase of Post Carlyle Square™ remains in lease-up and was 86.8% leased as of July 26, 2013.

At June 30, 2013, the Company is currently developing five communities: (1) the third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, (2) the Post Parkside™ at Wade apartment community, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 397 apartment units, and approximately 14,908 square feet of retail space, with a total estimated development cost of approximately $55,000, (3) the Post Richmond Avenue™ apartment community in Houston, Texas, planned to consist of 242 apartment units with an estimated development cost of approximately $34,300, (4) the Post Soho Square™ apartment community in Tampa, Florida, planned to consist of 231 apartment units and approximately 10,556 square feet of retail space with a total estimated development cost of approximately $39,800 and (5) the second phase of its Post Alexander™ apartment community in Atlanta, Georgia, planned to consist of 340 luxury apartment units with a total estimated development cost of approximately $75,500. The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from on-going condominium sales and, from time to time, its at-the-market common equity sales program to fund future estimated construction expenditures.

In the second quarter of 2013, the Company continued delivering units at (1) the third phase of its Post Baldwin Park® apartment community in Orlando, Florida and (2) the Post Parkside at Wade™ apartment community in Raleigh, North Carolina. As of July 26, 2013, the third phase of Post Baldwin Park® and Post Parkside at Wade™ were 29.3% and 23.7% leased, respectively.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital markets conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at June 30, 2013, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

The Company has two luxury condominium development projects which began closing sales of completed units in 2010: The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 126 units, and the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 units. During the second quarter of 2013, the Company completed the sell out of its final condominium units at the Austin Condominium Project. The Company currently expects to complete the sell-out of the Atlanta Condominium Project in the second half of 2013. The Company does not expect to further engage in the for-sale condominium business in future periods, other than with respect to completing the sell-out of remaining units at the Atlanta Condominium Project. The Company’s intention is to sell its remaining units in the Atlanta Condominium Project and to redeploy the invested capital back into its core apartment business.

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including warranty and related obligations, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) for a discussion of these and other Company risk factors. In prior years, due to adverse market conditions, the Company recorded impairment charges of $34,691 in 2010 and $80,225 in 2009 at the two luxury condominium projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At June 30, 2013, the Company’s investment in the Atlanta Condominium Project totaled $3,745 as reflected on its consolidated balance sheet.

As of July 26, 2013, the Company had six units under contract and 119 units closed at the Atlanta Condominium Project. Units “under contract” include all units currently under contract. However, the Company has experienced contract terminations at this project and other condominium projects when units become available for delivery and may experience additional terminations in connection with this project. Accordingly, there can be no assurance that units under contract for sale will actually close.

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

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;

•	The Company’s ability to maintain its current dividend level;

•	Uncertainties associated with the Company’s for-sale condominium housing business, including the timing and volume of condominium sales and warranty and related obligations;

•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;

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

Critical accounting policies

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 31 and 32 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the six months ended June 30, 2013. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At June 30, 2013, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns one luxury condominium asset with a book value of $3,745 at June 30, 2013. At June 30, 2013, management determined that no impairment existed at this condominium asset.

Under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues the sell-out of its final condominium community in future periods, changes in estimates of this nature could have an impact on reported future results from operations.

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

For the three and six months ended June 30, 2013, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 51 communities that were completed and stabilized for all of the current and prior year, (2) two communities acquired in 2013 and 2012 and (3) two communities and portions of three communities in lease-up in 2012 and 2013. There were no apartment communities classified as held for sale in discontinued operations at June 30, 2013.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficit for the three and six months ended June 30, 2013 was $428 and $1,254, respectively. There was no lease-up deficit for the three and six months ended June 30, 2012. The Company expects to incur lease-up deficits for the remainder of 2013 at lease-up communities, as the Company continues to deliver completed apartment units.

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

All operating communities

The operating performance and capital expenditures for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Rental and other property revenues
Fully stabilized communities (1)	$79,249	$76,220	4.0%	$157,448	$150,597	4.5%
Development and lease-up communities	3,704	77	4710.4%	5,900	77	7562.3%
Acquired communities (2)	1,845	—	100.0%	3,374	—	100.0%
Other property segments (3)	5,457	5,657	(3.5)%	10,848	11,334	(4.3)%

	90,255	81,954	10.1%	177,570	162,008	9.6%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	30,378	29,435	3.2%	60,569	58,162	4.1%
Development and lease-up communities	2,043	238	758.4%	3,593	238	1409.7%
Acquired communities (2)	698	—	100.0%	1,150	—	100.0%
Other property segments, including corporate management expenses (4)	5,552	5,558	(0.1)%	11,114	11,468	(3.1)%

	38,671	35,231	9.8%	76,426	69,868	9.4%

Property net operating income (5)	$51,584	$46,723	10.4%	$101,144	$92,140	9.8%

Capital expenditures (6)
Annually recurring:
Carpet	$918	$886	3.6%	$1,709	$1,582	8.0%
Other	2,974	3,652	(18.6)%	5,656	5,898	(4.1)%

Total	$3,892	$4,538	(14.2)%	$7,365	$7,480	(1.5)%

Periodically recurring	$3,633	$2,146	69.3%	$8,327	$3,523	136.4%

Average apartment units in service	19,657	18,341	7.2%	19,537	18,341	6.5%

(1)	Communities which reached stabilization prior to January 1, 2012.
(2)	Communities acquired subsequent to January 1, 2012.
(3)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $229 and $206 for the three months and $443 and $428 for the six months ended June 30, 2013 and 2012, respectively.
(4)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,949 and $2,748 for the three months and $5,953 and $5,709 for the six months ended June 30, 2013 and 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Fully stabilized community NOI	$48,871	$46,785	$96,879	$92,435
Property NOI from other operating segments	2,713	(62)	4,265	(295)

Consolidated property NOI	51,584	46,723	101,144	92,140

Add (subtract):
Interest income	23	288	59	339
Other revenues	229	206	443	428
Depreciation	(21,345)	(19,497)	(42,466)	(38,838)
Interest expense	(11,130)	(11,103)	(22,272)	(22,748)
Amortization of deferred financing costs	(645)	(698)	(1,269)	(1,359)
General and administrative	(4,170)	(3,883)	(8,415)	(8,168)
Investment and development	(592)	(322)	(1,081)	(802)
Other investment costs	(516)	(306)	(821)	(612)
Gains on condominium sales activities, net	13,981	8,530	22,175	15,434
Equity in income of unconsolidated real estate entities, net	477	495	955	6,941
Other income (expense), net	(282)	737	(448)	581
Net loss on extinguishment of indebtedness	—	—	—	(301)

Net income	$27,614	$21,170	$48,004	$43,035

(6)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

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

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Rental and other revenues	$79,249	$76,220	4.0%	$157,448	$150,597	4.5%
Property operating and maintenance expenses (excluding depreciation and amortization)	30,378	29,435	3.2%	60,569	58,162	4.1%

Same store net operating income (1)	$48,871	$46,785	4.5%	$96,879	$92,435	4.8%

Capital expenditures (2)
Annually recurring:
Carpet	$918	$886	3.6%	$1,709	$1,582	8.0%
Other	2,782	3,295	(15.6)%	5,355	5,429	(1.4)%

Total annually recurring	3,700	4,181	(11.5)%	7,064	7,011	0.8%
Periodically recurring	3,195	1,899	68.2%	7,455	2,430	206.8%

Total capital expenditures (A)	$6,895	$6,080	13.4%	$14,519	$9,441	53.8%

Total capital expenditures per unit (A ÷ 18,341 units)	$376	$331	13.6%	$792	$515	53.8%

Average monthly rental rate per unit (3)	$1,406	$1,344	4.6%	$1,399	$1,334	4.9%

Average economic occupancy (4)	95.5%	96.1%	(0.6)%	95.4%	96.0%	(0.6)%

Physical occupancy, end of period (4)	95.4%	96.3%	(0.9)%	95.4%	96.3%	(0.9)%

Gross turnover (5)	64.8%	62.5%	2.3%	57.9%	55.9%	2.0%

Percentage rent increase—new leases (6)	2.7%	7.2%	(4.5)%	3.9%	6.3%	(2.4)%

Percentage rent increase—renewed leases (6)	5.3%	6.5%	(1.2)%	5.3%	6.7%	(1.4)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,700	$4,181	$7,064	$7,011
Development and lease-up	7	—	25	—
Acquired communities	43	—	86	—
Commercial and other segments	142	357	190	469

Total annually recurring capital expenditures	$3,892	$4,538	$7,365	$7,480

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$3,195	$1,899	$7,455	$2,430
Development and lease-up	8	5	10	5
Acquired communities	57	—	228	—
Commercial and other segments	373	242	634	1,088

Total periodically recurring capital expenditures	$3,633	$2,146	$8,327	$3,523

Total revenue generating capital expenditures	$1,495	$599	$2,413	$1,310

Decrease (increase) in capital expenditure accruals	$170	$—	$(1,115)	$—

Total property capital expenditures per statements of cash flows	$9,190	$7,283	$16,990	$12,313

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

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.8% and 95.4% for the three months and 94.8% and 95.2% for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, net concessions were $249 and $303, respectively, and employee discounts were $207 and $216, respectively. For the six months ended June 30, 2013 and 2012, net concessions were $504 and $640, respectively, and employee discounts were $420 and $424, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

Comparison of three months ended June 30, 2013 to three months ended June 30, 2012

The Operating Partnership reported net income available to common unitholders of $26,634 for the three months ended June 30, 2013, compared to $20,213 for the three months ended June 30, 2012. The Company reported net income available to common shareholders of $26,566 for the three months ended June 30, 2013, compared to $20,157 for the three months ended June 30, 2012. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased income from lease-up and acquisition communities, and increased gains on condominium sales between periods.

Rental and other revenues from property operations increased $8,301 or 10.1% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities of $3,029 or 4.0%, increased revenues of $3,627 from lease-up communities and increased revenues of $1,845 from the acquisition of apartment communities in July 2012 and in May 2013. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of five communities as apartment units were completed beginning in mid-2012 and into 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,440 or 9.8% from 2012 to 2013 primarily due to increases from fully stabilized communities of $943 or 3.2%, increases of $1,805 from lease-up communities and increases of $698 from the acquisition of apartment communities in July 2012 and in May 2013. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of five development communities that began delivering apartment units in mid-2012.

For the three months ended June 30, 2013 and 2012, there were no sales of wholly owned apartment communities. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended June 30, 2013 and 2012, gains on condominium sales activities were $13,981 and $8,530, respectively. The increase in condominium gains between periods primarily reflects the impact of improved profit margins at both condominium communities between years and lower on-going condominium carrying costs. Condominium revenues increased $15,178 between years due to increased closings of 30 units in 2013 compared to 26 units in 2012. Additionally, the average sales prices per condominium unit were higher in 2013 as more units were closed at the Austin Condominium Project in 2013. Improved profit margins primarily resulted from favorable revisions to the amount of estimated project revenues and costs as the sell-out process was completed at the Austin Condominium Project during the quarter and is approximately 90% complete at the Atlanta Condominium Project. On-going carrying costs were lower between periods as the remaining units owned by the Company have decreased significantly since the second quarter of 2012 resulting in lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s remaining luxury condominium community for the remainder of 2013.

Depreciation expense increased $1,848 or 9.5% from 2012 to 2013, primarily due to increased depreciation of $1,378 related to the completion of apartment units at five development and lease-up communities beginning in mid-2012 and $724 related to the two communities acquired in July 2012 and May 2013, partially offset by decreased depreciation at fully stabilized communities of $357 due to the cessation of depreciation on certain fully depreciated short-lived assets at certain communities developed and acquired over the last few years.

General and administrative expenses increased $287, or 7.4%, from 2012 to 2013 primarily as a result of increased net personnel costs primarily resulting from increases in long-term incentive plan expense in excess of reduced annual incentive plan accruals in 2013, increased legal expenses associated with on-going legal matters and increased director compensation resulting from director turnover costs in 2013.

Investment and development expenses increased $270 or 83.9% from 2012 to 2013. In 2013, the capitalization of development personnel to development projects decreased by $243 due to the reduction of development capitalization at three development communities that were substantially complete as of December 31, 2012, partially offset by increased capitalization at two development communities that commenced in mid-2012 and in 2013. Additionally, development personnel and other costs increased by $27 between years. The Company expects to continue to complete portions of its existing development pipeline in 2013. The Company expects that the capitalization of development costs and expenses will decrease for 2013, which will result in increased net investment and development expenses in 2013.

Other investment costs increased $210 from 2012 to 2013. Other investment costs primarily include land carry expenses, such as property taxes and assessments. Other investment costs in 2013 included $175 of acquisition costs associated with the acquisition of an apartment community and a development land parcel in May 2013.

Interest expense increased $27 or 0.2% from 2012 to 2013 primarily due to reduced interest capitalization in 2013, offset by decreased gross interest costs. Decreased interest capitalization on the Company’s development projects of $587 primarily related to the substantial completion of three apartment communities in 2012 and early 2013. Gross interest expense decreased by $560 due primarily to reduced weighted average borrowing costs between years. Weighted average borrowing costs were lower in 2013 due to the repayment of $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.2% (lowered from 3.4% in the fourth quarter of 2012) and increased interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. The Company expects interest expense for the full year of 2013 to be somewhat lower than in 2012 due to debt refinancing activities in 2012 that lowered the Company’s overall weighted interest costs, partially offset by reduced interest capitalization to development projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Equity in income of unconsolidated real estate entities decreased $18 or 3.6% from 2012 to 2013 primarily due slightly reduced earnings and distributions from one apartment community in Washington, D.C.

For the three months ended June 30, 2013 and 2012, other income (expense) included estimated state franchise taxes. In 2012, other income also included income of $843 related to a legal claim associated with work performed at one of the Company’s apartment communities and a gain of $33 from the sale of a technology investment.

Annually recurring and periodically recurring capital expenditures increased $841 or 12.6% from 2012 to 2013. The increase in periodically recurring capital expenditures of $1,487 primarily reflects the timing of water intrusion remediation projects and structural improvements at five communities, fire sprinkler system replacement work at another community in 2013 as well as tenant improvements and commissions at a mixed-use property in 2013. For the full year 2013, the Company expects periodically recurring capital expenditures to be significantly higher than 2012 primarily due to the projects discussed above and projected tenant improvements and commissions at certain mixed-use properties. The decrease in annually recurring capital expenditures of $646 primarily reflects decreased roofing expenditures between periods due to the timing of projects at several communities and decreased parking deck, building foundation and energy management system projects between periods. For the full year 2013, the Company expects annually recurring capital expenditures to be somewhat lower than 2012 primarily due to fewer parking deck improvement projects and reduced energy management system expenditures in 2013.

Fully stabilized communities

Rental and other revenues increased $3,029 or 4.0% from 2012 to 2013. This increase resulted from a 4.6% increase in the average monthly rental rate per apartment unit, partially offset by a 0.6% decrease in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $3,420 between periods. Average economic occupancy decreased slightly from 96.1% in 2012 to 95.5% in 2013. The occupancy decrease between periods resulted in higher vacancy losses of $844 in 2013. The remaining increase in rental and other property revenues of $453 was primarily due to somewhat higher net leasing and early termination fees, lower net concessions and improved bad debt recoveries. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a moderate, but increasing, supply of new apartment communities. The Company expects that rental revenues will increase moderately on a year over year basis in 2013, continuing a trend that began in late 2010. Average occupancy rates declined slightly between periods due to increased competition from new apartment communities in certain markets and slightly higher turnover in 2013. The Company continues to focus on maintaining rent growth in 2013 while also maintaining a rent structure that enables average economic occupancy rates to remain relatively in line with the prior year. See the “Outlook” section below for an additional discussion of trends for 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $943 or 3.2% from 2012 to 2013. This increase was primarily due to increased property tax expenses of $975 or 8.9% and increased insurance expenses of $219 or 21.0%. These increases were offset partially by decreased personnel expenses of $206 or 3.1% and decreased repairs and maintenance expenses of $173 or 3.8%. The increase in property tax expenses primarily reflects increased expense accruals in 2013 due to higher real estate valuations by tax authorities in most of the Company’s markets. Insurance expenses increased primarily due to higher property insurance premiums upon the annual renewal of the insurance coverage in the second quarter of 2013. The decrease in personnel expenses is primarily due to efficiencies gained in personnel utilization at three communities that began operating additional phases beginning in mid-2012 as well as somewhat lower bonus accruals between years. The decrease in repairs and maintenance expenses is primarily due to lower exterior paint expense in 2013 due somewhat to the timing of expenses between years and due to lower equipment repair expenses. See the “Outlook” section below for a discussion of expense trends for 2013.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

The Operating Partnership reported net income available to common unitholders of $46,105 for the six months ended June 30, 2013, compared to $41,150 for the six months ended June 30, 2012. The Company reported net income available to common shareholders of $45,985 for the six months ended June 30, 2013, compared to $41,035 for the six months ended June 30, 2012. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased income from lease-up and acquisition communities and increased gains on condominium sales between periods, offset partially by a gain on the sale of an unconsolidated entity recognized in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations increased $15,562 or 9.6% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities of $6,851 or 4.5%, increased revenues of $5,823 from lease-up communities and increased revenues of $3,374 from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by reduced revenues of $751 resulting from a general decrease in the volume in the Company’s corporate apartment rental business between years. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of five communities as apartment units were completed in mid-2012 and into 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,558 or 9.4% from 2012 to 2013 primarily due to increases from fully stabilized communities of $2,407 or 4.1%, increases of $3,355 from lease-up communities and increases of $1,150 from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by a decrease in other segment expense, including corporate property management expenses, of $354 or 3.1%. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of five development communities that began delivering apartment units in mid-2012 and into 2013. The expense decrease from other property segments primarily reflects a general decrease in volume in the Company’s corporate apartment rental business between years, offset somewhat by modest increases in corporate property management expenses.

For the six months ended June 30, 2013 and 2012, there were no sales of wholly owned apartment communities. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the six months ended June 30, 2013 and 2012, gains on condominium sales activities were $22,175 and $15,434, respectively. The condominium gains in 2012 include the impact of a $612 income tax benefit resulting from the carryback of net operating losses to recover income taxes paid in prior years. The increase in condominium gains between periods primarily reflects the impact of improved profit margins at both condominium communities between years and lower on-going condominium carrying costs. Condominium revenues increased $15,072 between years due to increased closings of 50 units in 2013 compared to 45 units in 2012. Additionally, the average sales prices per condominium unit were higher in 2013 as more units closed at the Austin Condominium Project. Improved profit margins primarily resulted from favorable revisions to the amount of estimated project revenues and costs as the sell-out process was completed at the Austin Condominium Project during the second quarter of 2013 and approximately 90% complete at the Atlanta Condominium Project. On-going carrying costs were lower between periods as the remaining units owned by the Company have decreased significantly since the second quarter of 2012 resulting in lower property tax and owners association expenses. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s remaining luxury condominium community for the remainder of 2013.

Depreciation expense increased $3,628 or 9.3% from 2012 to 2013, primarily due to increased depreciation of $2,686 related to the completion of apartment units at five development and lease-up communities beginning in mid-2012 and $1,351 related to the two communities acquired in July 2012 and May 2013, partially offset by decreased depreciation at fully stabilized communities of $602 due to the cessation of deprecation on certain fully depreciated short-lived assets at certain communities developed and acquired over the last few years.

General and administrative expenses increased $247, or 3.0%, from 2012 to 2013 primarily due to increased net personnel costs primarily resulting from increases in long-term incentive plan expense in excess of reduced annual incentive plan accruals in 2013, increased legal expenses associated with on-going legal matters and increased director compensation resulting from director turnover costs in 2013, somewhat offset by the timing of decreased charitable contributions between years.

Investment and development expenses increased $279 or 34.8% from 2012 to 2013. In 2013, the capitalization of development personnel to development projects decreased by $293 due to the reduction of development capitalization at three development communities that were substantially complete as of December 31, 2012, offset by increased capitalization at three development communities between years. Additionally, development personnel and other costs decreased by $14. The Company expects to continue to complete portions of its existing development pipeline in 2013. The Company expects that the capitalization of development costs and expenses will decrease for 2013, which will result in increased net investment and development expenses in 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Other investment costs increased $209 from 2012 to 2013. Other investment costs primarily include land carry expenses, such as property taxes and assessments. Other investment costs in 2013 included $175 of acquisition costs associated with the acquisition of an apartment community and a development land parcel in May 2013.

Interest expense decreased $476 or 2.1% from 2012 to 2013 primarily due to decreased gross interest costs, offset somewhat by reduced interest capitalization in 2013. Gross interest expense decreased by $1,380 due primarily to reduced weighted average borrowing costs between years. Weighted average borrowing costs were lower in 2013 due to the repayment of $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.2% (lowered from 3.4% in the fourth quarter of 2012) and increased interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. Decreased interest capitalization on the Company’s development projects of $904 primarily related to the substantial completion of three apartment communities in 2012 and early 2013. The Company expects interest expense for the full year of 2013 to be somewhat lower than in 2012 due to debt refinancing activities in 2012 that lowered the Company’s overall weighted interest costs, partially offset by reduced interest capitalization to development projects.

Equity in income of unconsolidated real estate entities was $955 in 2013 compared to $6,941 in 2012. The decrease in 2013 is primarily due to the recognition of the Company’s portion of a gain in 2012, totaling $6,055, from the sale of an apartment community in Atlanta, Georgia at one of the unconsolidated entities.

For the six months ended June 30, 2013 and 2012, other income, net included estimated state franchise taxes. In 2012, other income also included income of $843 related to a legal claim associated with work performed at one of the Company’s apartment communities and a gain of $33 from the sale of a technology investment.

Annually recurring and periodically recurring capital expenditures increased $4,689 or 42.6% from 2012 to 2013. The increase in periodically recurring capital expenditures of $4,804 primarily reflects water intrusion remediation projects and structural improvements at five communities and fire sprinkler system replacement work at another community in 2013, partially offset by reduced parking deck improvements at an office property in 2012. For the full year 2013, the Company expects periodically recurring capital expenditures to be significantly higher than 2012 primarily due to the projects discussed above as well as projected tenant improvements and commissions at certain mixed-use properties. The decrease in annually recurring capital expenditures of $115 primarily reflects the timing of expenditures between periods, as decreased parking deck, building foundation and energy management system expenditures were substantially offset by increased roofing, siding and pool expenditures. For the full year 2013, the Company expects annually recurring capital expenditures to be somewhat lower than 2012 primarily due to fewer parking deck improvement projects and reduced energy management system expenditures in 2013.

Fully stabilized communities

Rental and other revenues increased $6,851 or 4.5% from 2012 to 2013. This increase resulted from a 4.9% increase in the average monthly rental rate per apartment unit, partially offset by a 0.6% decrease in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $7,243 between periods. Average economic occupancy decreased slightly from 96.0% in 2012 to 95.4% in 2013. The occupancy decrease between periods resulted in higher vacancy losses of $1,599 in 2013. The remaining increase in rental and other property revenues of $1,207 was primarily due to somewhat higher net leasing and early termination fees, higher utility reimbursements and lower net concessions. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a moderate, but increasing, supply of new apartment communities. The Company expects that rental revenues will increase moderately on a year over year basis in 2013, continuing a trend that began in late 2010. Average occupancy rates declined slightly between periods due to increased competition from new apartment communities in certain markets and slightly higher turnover in 2013. The Company continues to focus on maintaining rent growth in 2013 while also maintaining a rent structure that enables average economic occupancy rates to remain relatively in line with the prior year. See the “Outlook” section below for an additional discussion of trends for 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,407 or 4.1% from 2012 to 2013. This increase was primarily due to increased property tax expenses of $2,211 or 10.2%, increased utility expenses of $228 or 2.9% and increased insurance expenses of $343 or 15.7%. These increases were offset partially by decreased personnel expenses of $366 or 2.7% and decreased repairs and maintenance expenses of $246 or 2.9%. The increase in property tax expenses primarily reflects increased expense accruals in 2013 due to higher real estate valuations by tax authorities in most of the Company’s markets. Utility expenses increased due primarily to sales tax refunds of $239 in the Company’s Texas markets in 2012. Insurance expenses increased primarily due to higher property insurance premiums upon the annual renewal of the insurance coverage in the second

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

quarter of 2013. The decrease in personnel expenses is primarily due to efficiencies gained in personnel utilization at three communities that were completed and began operating additional phases beginning in mid-2012, as well as somewhat lower bonus accruals between years. The decrease in repairs and maintenance expenses is primarily due to lower exterior paint expense in 2013 due somewhat to the timing of expenses between years and due to lower equipment repair expenses. See the “Outlook” section below for a discussion of expense trends for 2013.

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

The Company’s outlook for 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continue to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a relatively moderate supply of new apartment units over the past year or so, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. However, development and deliveries of new multi-family rental units has continued to increase and the Company expects that, over time, this will increase the competitive supply of new rental units in the markets in which it operates.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2013, compared to 2012, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively in line with 2012. The rate of revenue growth, however, is expected to continue at a moderate pace in the second half of 2013, compared to 2012. Operating expenses of fully stabilized communities are also expected to increase moderately for 2013. On a year-over-year basis, the Company expects property tax and insurance expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase moderately for 2013, which is expected to positively impact the Company’s results of operations. Management also expects that net operating income from development and lease-up communities in 2013 will increase from a relatively small negative contribution in 2012 to a moderate net positive contribution in 2013. Additional net operating income is also expected in 2013 from apartment communities acquired in July 2012 and May 2013.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase moderately for 2013, compared to 2012. Capitalized development personnel and costs are expected to decline in 2013 as portions of the Company’s current development communities are completed, partially offset by the impact of a new development start. Additionally, general and administrative expenses are expected to include costs associated with planned information technology system upgrades in 2013.

Management expects interest expense for 2013 to be somewhat lower than in 2012 due to moderate reductions in gross interest expense resulting from 2012 debt refinancing activities that lowered the Company’s overall weighted average interest costs for 2013. The decline in gross interest expense is expected to be somewhat offset by reduced interest capitalization to development communities as certain communities were substantially completed in late 2012 and other apartment units are expected to be completed and delivered in 2013.

The Company, through a taxable REIT subsidiary, expects to continue closing unit sales at its Atlanta Condominium Project in the second half of 2013. Due to a declining inventory of remaining condominiums available for sale at the end of 2012, the Company expects condominium profits to be moderately lower in 2013. The amount of revenue and profits or losses recognized from condominium sales will depend on the timing, volume and pricing of actual closings. There can be no assurance that any sales will close or that any profits will be realized. The Company expects that revenue and profits from condominium sales will be significantly lower in the second half of 2013, compared to the first half of 2013, as the Company completed the sell-out of the Austin Condominium Project in June 2013, and the Company has a limited number of units remaining to close at the Atlanta Condominium Project in the second half of 2013.

The Company currently expects to utilize available cash, retained 2013 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from its remaining condominium sales and, from time to time, its at-the-market common equity program, to fund future estimated construction expenditures. The Company’s 2013 outlook

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

currently anticipates minimal to no additional share issuances under the Company’s at-the-market equity program in 2013. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

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

The Company’s net cash provided by operating activities increased from $68,018 for the six months ended June 30, 2012 to $74,355 for the six months ended June 30, 2013 primarily due to increased property net operating income in 2013 from fully stabilized, lease-up and acquisition communities as well as somewhat lower interest expense in 2013. For the full year 2013, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, lease-up and acquisition communities as discussed above and due to somewhat lower net interest expense in 2013.

Net cash flows used in investing activities increased from $32,960 for the six months ended June 30, 2012 to $88,634 for the six months ended June 30, 2013 primarily due to the acquisition of an apartment community and a parcel of development land in 2013, offset somewhat by higher proceeds from sales of real estate assets in 2013. For the full year 2013, the Company expects to continue to incur additional development expenditures on its existing development projects.

Net cash flows from financing activities changed from net cash provided by financing activities of $3,486 for the six months ended June 30, 2012 to net cash used in financing activities of $30,006 for the three months ended June 30, 2013 primarily due to higher proceeds from the sale of common stock in 2012. For the full year 2013, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under its ATM program as the Company currently expects to use available cash, cash flow from operations and net cash flow from condominium activities to fund current development expenditures and no debt is scheduled to mature in 2013.

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

For the six months ended June 30, 2013, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In May 2013, the Company’s board of directors increased the quarterly dividend rate from $0.25 to $0.33 per common share. The Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.33 per share for the remainder of 2013. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including operating capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through remaining condominium sales, possibly through the sale of selected operating communities, through net proceeds from the Company’s at-the-market common equity program and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from condominium sales for the six months ended June 30, 2013 and for the full year of 2012 were $57,623 and $87,673, respectively. There were no sales of wholly-owned operating communities in the six months ended June 30, 2013 or in the full year of 2012. In 2012, the Company also received a distribution of net sales proceeds of $7,674 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of June 30, 2013, the Company had no apartment communities held for sale and had completed the sell-out of condominium units at the Austin Condominium Project. The Company expects to generate additional net sales proceeds from the closing of the remaining condominium units at the Atlanta Condominium Project and the possible sale of an Atlanta apartment community discussed below in the second half of 2013 (see “Outlook” above where discussed further).

In May, the Company acquired Post Lakeside™, a 300-unit apartment community located in Orlando, Florida for a purchase price of $48,500. This community was completed in 2013. In connection with that acquisition, the Company expects to commence the sale of one of its older Atlanta apartment communities, with the intent to complete a reverse like-kind exchange. That sale and exchange is currently expected to be completed by the fourth quarter of 2013. There can be no assurance that any sale or exchange will be completed.

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. As of July 26, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of June 30, 2013, the Company’s aggregate pipeline of six apartment communities under development and lease-up totaled approximately $347,700, of which approximately $132,000 remained to be incurred by the Company. The Company may also begin additional developments in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, as well as net proceeds from its remaining condominium sales and, from time to time, its at-the-market common equity program to fund future estimated construction expenditures.

As of July 26, 2013, the Company had cash and cash equivalents of approximately $67,000. Additionally, the Company had no outstanding borrowings, and $570 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at June 30, 2013.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock and debt repurchase programs

In May 2012, the Company adopted a new ATM common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2013, the Company had 4,000 shares remaining for issuance under the program. Under a previous ATM program, for the full year 2012, the Company sold 550 shares for gross proceeds of $26,153. The average gross sales price per share was $47.55 and the Company’s net proceeds totaled $25,457 for the full year 2012. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. There have been no repurchases made under this program for the six months ended June 30, 2013.

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

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
New community development and acquisition activity (1)	$91,407	$43,135	$125,339	$74,366
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,495	599	2,413	1,310
Other community additions and improvements (3) (6)	3,633	2,146	8,327	3,523
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,892	4,538	7,365	7,480
Corporate additions and improvements	316	366	656	445

	$100,743	$50,784	$144,100	$87,124

Other Data
Capitalized interest	$1,092	$1,679	$2,096	$3,000

Capitalized development and associated costs (5)	$670	$913	$1,426	$1,719

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At June 30, 2013, the Company had 1,964 apartment units in six communities under development or in lease-up. In the second quarter of 2013, two development communities with 422 apartment units achieved stabilized occupancy of 95%. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 6/30/2013	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Substainially complete, in lease-up

Post Carlyle Square™, II	Wash. DC	344	906	—	$84.5	$271	$83.5	2Q 2012	3Q 2013	86.8%
Under development
Post Lake® at Baldwin Park, III Orlando, FL		410	960	—	58.6	149	45.5	1Q 2013	3Q 2014	29.3%
Post Parkside™ at Wade	Raleigh, NC	397	875	14,908	55.0	152	45.3	1Q 2013	3Q 2014	23.7%
Post Richmond Avenue™	Houston, TX	242	857	—	34.3	165	20.4	4Q 2013	4Q 2014	N/A
Post Soho Square™	Tampa, FL	231	598	10,556	39.8	196	14.2	1Q 2014	2Q 2015	N/A
Post Alexander™ , II	Atlanta, GA	340	830	—	75.5	268	6.8	1Q 2015	3Q 2016	N/A

Total		1,964		25,464	$347.7		$215.7

Communities stabilized during the period (4)
Post South Lamar™	Austin, TX	298	853	9,263	$40.4	$153	$39.5	3Q 2012	2Q 2013	98.3%
Post Midtown Square®, III	Houston, TX	124	889	10,358	21.8	181	20.1	4Q 2012	2Q 2013	98.4%

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(5)	Represents unit status as of July 26, 2013.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and six months ended June 30, 2013 and 2012 was as follows.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders	$26,566	$20,157	$45,985	$41,035
Noncontrolling interests—Operating Partnership	68	56	120	115
Depreciation on consolidated real estate assets	20,981	19,156	41,758	38,159
Depreciation on real estate assets held in unconsolidated entities	291	285	580	623
Gains on sales of depreciable real estate assets - unconsolidated entities	—	—	—	(6,055)

Funds from operations available to common shareholders and unitholders (1)	$47,906	$39,654	$88,443	$73,877

Weighted average shares outstanding—basic (2)	54,591	53,902	54,569	53,554
Weighted average shares and units outstanding—basic (2)	54,734	54,053	54,712	53,705
Weighted average shares outstanding—diluted (2)	54,785	54,225	54,767	53,923
Weighted average shares and units outstanding—diluted (2)	54,928	54,376	54,910	54,074

(1)	For the six months ended June 30, 2012, FFO included a loss on early extinguishment of indebtedness of $301.
(2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 194 and 323 for the three months and 198 and 369 for the six months ended June 30, 2013 and 2012, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 127 and 130 for the three months and 119 and 124 for the six months ended June 30, 2013 and 2012, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2013, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At June 30, 2013, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at June 30, 2013. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest rate swaps—variable to fixed (three) (1)	Term loan borrowings	$100,000 increasing to $230,000 (1)	1.55%	one-month LIBOR	1/19/2018	$(2,895)
Interest rate swaps—variable to fixed (one) (2)	Term loan borrowings	$70,000 (2)	1.50%	one-month LIBOR	1/19/2018	$(715)

						$(3,610)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the three months ended June 30, 2013, there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of June 30, 2013, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2013 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013
April 30, 2013	—	$—	—	$200,000
May 1, 2013
May 31, 2013	—	—	—	$200,000
June 1, 2013
June 30, 2013	—	—	—	$200,000

Total	—	$—	—	$200,000

(1)	In the fourth quarter of 2012, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

POST PROPERTIES, INC.

August 7, 2013	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2013	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2013	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 7, 2013	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2013	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2013	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

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