Form 10-Q
period 2013-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2013-11-04
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,195,742 shares of common stock outstanding as of October 31, 2013.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Real estate assets
Land	$323,992	$318,416
Building and improvements	2,383,790	2,278,213
Furniture, fixtures and equipment	286,057	270,180
Construction in progress	80,907	90,075
Land held for future investment	61,768	54,468

	3,136,514	3,011,352
Less: accumulated depreciation	(891,754)	(842,925)
For-sale condominiums	1,122	23,281
Assets held for sale, net of accumulated depreciation of $14,177 at September 30, 2013	18,417	—

Total real estate assets	2,264,299	2,191,708
Investments in and advances to unconsolidated real estate entities	4,232	4,533
Cash and cash equivalents	57,867	118,698
Restricted cash	4,793	5,388
Deferred financing costs, net	9,129	10,855
Other assets	27,005	32,182

Total assets	$2,367,325	$2,363,364

Liabilities and equity
Indebtedness	$1,099,698	$1,102,464
Accounts payable, accrued expenses and other	81,178	88,926
Investments in unconsolidated real estate entities	16,518	16,297
Dividends and distributions payable	17,932	13,653
Accrued interest payable	8,913	5,721
Security deposits and prepaid rents	9,171	9,524

Total liabilities	1,233,410	1,236,585

Redeemable common units	6,453	7,159

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,629 and 54,483 shares issued and 54,196 and 54,470 shares outstanding at September 30, 2013 and December 31, 2012, respectively	546	545
Additional paid-in-capital	1,111,638	1,107,354
Accumulated earnings	42,478	27,266
Accumulated other comprehensive income (loss)	(4,962)	(11,679)

	1,149,709	1,123,495
Less common stock in treasury, at cost, 514 and 107 shares at September 30, 2013 and December 31, 2012, respectively	(22,067)	(3,781)

Total Company shareholders’ equity	1,127,642	1,119,714
Noncontrolling interests - consolidated property partnerships	(180)	(94)

Total equity	1,127,462	1,119,620

Total liabilities and equity	$2,367,325	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Rental	$87,895	$80,015	$253,174	$230,720
Other property revenues	5,274	4,992	15,190	14,053
Other	225	209	668	637

Total revenues	93,394	85,216	269,032	245,410

Expenses
Property operating and maintenance (exclusive of items shown separately below)	40,266	36,856	115,723	105,783
Depreciation	21,580	20,136	63,694	58,572
General and administrative	4,079	3,763	12,494	11,931
Investment and development	367	203	1,448	1,005
Other investment costs	418	547	1,239	1,159
Severance, impairment and other	1,981	—	1,981	—

Total expenses	68,691	61,505	196,579	178,450

Operating income	24,703	23,711	72,453	66,960
Interest income	8	20	67	359
Interest expense	(11,186)	(11,718)	(33,280)	(34,273)
Amortization of deferred financing costs	(646)	(667)	(1,915)	(2,026)
Net gains on condominium sales activities	5,293	10,261	27,468	25,695
Equity in income of unconsolidated real estate entities, net	656	475	1,611	7,416
Other income (expense), net	(196)	(137)	(644)	444
Net loss on extinguishment of indebtedness	—	—	—	(301)

Income from continuing operations	18,632	21,945	65,760	64,274

Discontinued operations
Income from discontinued property operations	421	377	1,297	1,083

Income from discontinued operations	421	377	1,297	1,083

Net income	19,053	22,322	67,057	65,357
Noncontrolling interests - consolidated real estate entities	(32)	(55)	(87)	(96)
Noncontrolling interests - Operating Partnership	(48)	(60)	(167)	(175)

Net income available to the Company	18,973	22,207	66,803	65,086
Dividends to preferred shareholders	(922)	(922)	(2,766)	(2,766)

Net income available to common shareholders	$18,051	$21,285	$64,037	$62,320

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$0.32	$0.38	$1.15	$1.14
Income from discontinued operations	0.01	0.01	0.02	0.02

Net income available to common shareholders	$0.33	$0.39	$1.17	$1.16

Weighted average common shares outstanding - basic	54,371	54,115	54,424	53,661

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$0.32	$0.38	$1.15	$1.13
Income from discontinued operations	0.01	0.01	0.02	0.02

Net income available to common shareholders	$0.33	$0.39	$1.17	$1.15

Weighted average common shares outstanding - diluted	54,539	54,392	54,611	54,001

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$19,053	$22,322	$67,057	$65,357
Net change in derivative financial instruments	(1,365)	(2,741)	6,735	(10,007)

Total comprehensive income	17,688	19,581	73,792	55,350
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(32)	(55)	(87)	(96)
Operating Partnership	(44)	(54)	(185)	(149)

Total Company comprehensive income	$17,612	$19,472	$73,520	$55,105

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

								Noncontrolling
					Accumulated			Interests -
			Additional		Other		Total	Consolidated
	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Earnings	Comprehensive Income (Loss)	Treasury Stock	Company Equity	Real Estate Entities	Total Equity
2013
Equity & Accum. Earnings, December 31, 2012	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	—	—	—	66,803	6,717	—	73,520	87	73,607
Employee stock purchase, stock option and other plan issuances	—	1	1,527	—	—	1,778	3,306	—	3,306
Adjustment for ownership interest of redeemable common units	—	—	42	—	—	—	42	—	42
Stock-based compensation	—	—	2,715	—	—	—	2,715	—	2,715
Acquisition of treasury stock	—	—	—	—	—	(20,064)	(20,064)		(20,064)
Dividends to preferred shareholders	—	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends to common shareholders ($0.91 per share)	—	—	—	(49,550)	—	—	(49,550)	—	(49,550)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(173)	(173)
Adjustment to redemption value of redeemable common units	—	—	—	725	—	—	725	—	725

Equity & Accum. Earnings, September 30, 2013	$9	$546	$1,111,638	$42,478	$(4,962)	$(22,067)	$1,127,642	$(180)	$1,127,462

2012
Equity & Accum. Earnings, December 31, 2011	$9	$530	$1,053,612	$—	$(2,633)	$(4,000)	$1,047,518	$5	$1,047,523
Comprehensive income	—	—	—	65,086	(9,981)	—	55,105	96	55,201
Sales of common stock, net	—	6	25,451	—	—	—	25,457	—	25,457
Employee stock purchase, stock option and other plan issuances	—	9	23,600	—	—	741	24,350	—	24,350
Conversion of redeemable common units for shares	—	—	438	—	—	153	591	—	591
Adjustment for ownership interest of redeemable common units	—	—	(409)	—	—	—	(409)	—	(409)
Stock-based compensation	—	—	2,089	—	—	—	2,089	—	2,089
Dividends to preferred shareholders	—	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends to common shareholders ($0.72 per share)	—	—	—	(38,934)	—	—	(38,934)	—	(38,934)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(176)	(176)
Adjustment to redemption value of redeemable common units	—	—	—	(167)	—	—	(167)	—	(167)

Equity & Accum. Earnings, September 30, 2012	$9	$545	$1,104,781	$23,219	$(12,614)	$(3,106)	$1,112,834	$(75)	$1,112,759

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$67,057	$65,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,221	59,172
Amortization of deferred financing costs	1,915	2,026
Net gains on condominium sales activities	(27,468)	(25,695)
Other, net	930	857
Impairment charges	400	—
Equity in income of unconsolidated entities, net	(1,611)	(7,416)
Distributions of earnings of unconsolidated entities	2,064	2,436
Deferred compensation	21	85
Stock-based compensation	2,722	2,094
Net loss on extinguishment of indebtedness	—	301
Changes in assets, decrease (increase) in:
Other assets	(633)	(2,168)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,192	4,001
Accounts payable and accrued expenses	3,989	3,340
Security deposits and prepaid rents	242	(625)

Net cash provided by operating activities	117,041	103,765

Cash Flows From Investing Activities
Development and construction of real estate assets	(101,176)	(95,552)
Acquisiton of communities	(48,399)	(73,963)
Proceeds from sales of real estate assets	70,173	64,043
Capitalized interest	(3,122)	(4,414)
Property capital expenditures	(26,081)	(20,410)
Corporate additions and improvements	(1,225)	(521)
Distributions from unconsolidated entities	—	7,454
Note receivable collections and other investments	806	797

Net cash used in investing activities	(109,024)	(122,566)

Cash Flows From Financing Activities
Lines of credit proceeds	—	94,899
Lines of credit repayments	—	(229,899)
Proceeds from indebtedness	—	300,000
Payments on indebtedness	(2,766)	(98,951)
Payments of financing costs and other	(292)	(5,159)
Proceeds from sales of common stock	—	25,457
Proceeds from employee stock purchase and stock options plans	2,615	23,626
Acquisition of treasury stock	(20,064)	—
Distributions to noncontrolling interests - real estate entities	(173)	(176)
Distributions to noncontrolling interests - common unitholders	(120)	(103)
Dividends paid to preferred shareholders	(2,766)	(2,766)
Dividends paid to common shareholders	(45,282)	(36,989)

Net cash provided by (used in) financing activities	(68,848)	69,939

Net increase (decrease) in cash and cash equivalents	(60,831)	51,138
Cash and cash equivalents, beginning of period	118,698	13,084

Cash and cash equivalents, end of period	$57,867	$64,222

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Real estate assets
Land	$323,992	$318,416
Building and improvements	2,383,790	2,278,213
Furniture, fixtures and equipment	286,057	270,180
Construction in progress	80,907	90,075
Land held for future investment	61,768	54,468

	3,136,514	3,011,352
Less: accumulated depreciation	(891,754)	(842,925)
For-sale condominiums	1,122	23,281
Assets held for sale, net of accumulated depreciation of $14,177 at September 30, 2013	18,417	—

Total real estate assets	2,264,299	2,191,708
Investments in and advances to unconsolidated real estate entities	4,232	4,533
Cash and cash equivalents	57,867	118,698
Restricted cash	4,793	5,388
Deferred financing costs, net	9,129	10,855
Other assets	27,005	32,182

Total assets	$2,367,325	$2,363,364

Liabilities and equity
Indebtedness	$1,099,698	1,102,464
Accounts payable, accrued expenses and other	81,178	88,926
Investments in unconsolidated real estate entities	16,518	16,297
Distributions payable	17,932	13,653
Accrued interest payable	8,913	5,721
Security deposits and prepaid rents	9,171	9,524

Total liabilities	1,233,410	1,236,585

Redeemable common units	6,453	7,159

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,481	12,477
Limited partner	1,076,731	1,075,524
Accumulated other comprehensive income (loss)	(4,962)	(11,679)

Total Operating Partnership equity	1,127,642	1,119,714
Noncontrolling interests - consolidated property partnerships	(180)	(94)

Total equity	1,127,462	1,119,620

Total liabilities and equity	$2,367,325	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Rental	$87,895	$80,015	$253,174	$230,720
Other property revenues	5,274	4,992	15,190	14,053
Other	225	209	668	637

Total revenues	93,394	85,216	269,032	245,410

Expenses
Property operating and maintenance (exclusive of items shown separately below)	40,266	36,856	115,723	105,783
Depreciation	21,580	20,136	63,694	58,572
General and administrative	4,079	3,763	12,494	11,931
Investment and development	367	203	1,448	1,005
Other investment costs	418	547	1,239	1,159
Severance, impairment and other	1,981	—	1,981	—

Total expenses	68,691	61,505	196,579	178,450

Operating income	24,703	23,711	72,453	66,960
Interest income	8	20	67	359
Interest expense	(11,186)	(11,718)	(33,280)	(34,273)
Amortization of deferred financing costs	(646)	(667)	(1,915)	(2,026)
Net gains on condominium sales activities	5,293	10,261	27,468	25,695
Equity in income of unconsolidated real estate entities, net	656	475	1,611	7,416
Other income (expense), net	(196)	(137)	(644)	444
Net loss on extinguishment of indebtedness	—	—	—	(301)

Income from continuing operations	18,632	21,945	65,760	64,274

Discontinued operations
Income from discontinued property operations	421	377	1,297	1,083

Income from discontinued operations	421	377	1,297	1,083

Net income	19,053	22,322	67,057	65,357
Noncontrolling interests - consolidated real estate entities	(32)	(55)	(87)	(96)

Net income available to the Operating Partnership	19,021	22,267	66,970	65,261
Distributions to preferred unitholders	(922)	(922)	(2,766)	(2,766)

Net income available to common unitholders	$18,099	$21,345	$64,204	$62,495

Per common unit data - Basic
Income from continuing operations (net of preferred distributions)	$0.32	$0.38	$1.15	$1.14
Income from discontinued operations	0.01	0.01	0.02	0.02

Net income available to common unitholders	$0.33	$0.39	$1.17	$1.16

Weighted average common units outstanding - basic	54,514	54,259	54,567	53,809

Per common unit data - Diluted
Income from continuing operations (net of preferred distributions)	$0.32	$0.38	$1.15	$1.13
Income from discontinued operations	0.01	0.01	0.02	0.02

Net income available to common unitholders	$0.33	$0.39	$1.17	$1.15

Weighted average common units outstanding - diluted	54,682	54,536	54,754	54,149

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$19,053	$22,322	$67,057	$65,357
Net change in derivative financial instruments	(1,365)	(2,741)	6,735	(10,007)

Total comprehensive income	17,688	19,581	73,792	55,350
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(32)	(55)	(87)	(96)

Total Operating Partnership comprehensive income	$17,656	$19,526	$73,705	$55,254

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data) (Unaudited)

						Noncontrolling
		Common Units		Accumulated	Total	Interests -
				Other	Operating	Consolidated
	Preferred Units	General Partner	Limited Partners	Comprehensive Income (Loss)	Partnership Equity	Real Estate Entities	Total Equity
2013
Equity, December 31, 2012	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	2,766	642	63,395	6,717	73,520	87	73,607
Contributions from the Company related to employee stock purchase, stock option and other plans	—	33	3,273	—	3,306	—	3,306
Adjustment for ownership interest of redeemable common units	—	—	42	—	42	—	42
Equity-based compensation	—	27	2,688	—	2,715	—	2,715
Acquisition of common units	—	(201)	(19,863)		(20,064)		(20,064)
Distributions to preferred unitholders	(2,766)	—	—	—	(2,766)	—	(2,766)
Distributions to common unitholders ($0.91 per unit)	—	(497)	(49,053)	—	(49,550)	—	(49,550)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(173)	(173)
Adjustment to redemption value of redeemable common units	—	—	725	—	725	—	725

Equity, September 30, 2013	$43,392	$12,481	$1,076,731	$(4,962)	$1,127,642	$(180)	$1,127,462

2012
Equity, December 31, 2011	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income	2,766	625	61,695	(9,981)	55,105	96	55,201
Contributions from the Company related to sales of Company common stock	—	255	25,202	—	25,457	—	25,457
Contributions from the Company related to employee stock purchase, stock option and other plans	—	244	24,106	—	24,350	—	24,350
Conversion of redeemable common units	—	—	591	—	591	—	591
Adjustment for ownership interest of redeemable common units	—	—	(409)	—	(409)	—	(409)
Equity-based compensation	—	21	2,068	—	2,089	—	2,089
Distributions to preferred unitholders	(2,766)	—	—	—	(2,766)	—	(2,766)
Distributions to common unitholders ($0.72 per unit)	—	(390)	(38,544)	—	(38,934)	—	(38,934)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(176)	(176)
Adjustment to redemption value of redeemable common units	—	—	(167)	—	(167)	—	(167)

Equity, September 30, 2012	$43,392	$12,417	$1,069,639	$(12,614)	$1,112,834	$(75)	$1,112,759

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$67,057	$65,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,221	59,172
Amortization of deferred financing costs	1,915	2,026
Net gains on condominium sales activities	(27,468)	(25,695)
Other, net	930	857
Impairment charges	400	—
Equity in income of unconsolidated entities, net	(1,611)	(7,416)
Distributions of earnings of unconsolidated entities	2,064	2,436
Deferred compensation	21	85
Equity-based compensation	2,722	2,094
Net loss on extinguishment of indebtedness	—	301
Changes in assets, decrease (increase) in:
Other assets	(633)	(2,168)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,192	4,001
Accounts payable and accrued expenses	3,989	3,340
Security deposits and prepaid rents	242	(625)

Net cash provided by operating activities	117,041	103,765

Cash Flows From Investing Activities
Development and construction of real estate assets	(101,176)	(95,552)
Acquisiton of communities	(48,399)	(73,963)
Proceeds from sales of real estate assets	70,173	64,043
Capitalized interest	(3,122)	(4,414)
Property capital expenditures	(26,081)	(20,410)
Corporate additions and improvements	(1,225)	(521)
Distributions from unconsolidated entities	—	7,454
Note receivable collections and other investments	806	797

Net cash used in investing activities	(109,024)	(122,566)

Cash Flows From Financing Activities
Lines of credit proceeds	—	94,899
Lines of credit repayments	—	(229,899)
Proceeds from indebtedness	—	300,000
Payments on indebtedness	(2,766)	(98,951)
Payments of financing costs and other	(292)	(5,159)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	2,615	49,083
Redemption of common units	(20,064)	—
Distributions to noncontrolling interests - real estate entities	(173)	(176)
Distributions to noncontrolling interests - non-Company common unitholders	(120)	(103)
Distributions to preferred unitholders	(2,766)	(2,766)
Distributions to common unitholders	(45,282)	(36,989)

Net cash provided by (used in) financing activities	(68,848)	69,939

Net increase (decrease) in cash and cash equivalents	(60,831)	51,138
Cash and cash equivalents, beginning of period	118,698	13,084

Cash and cash equivalents, end of period	$57,867	$64,222

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

At September 30, 2013, the Company had interests in 22,858 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units in five communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in one community through a taxable REIT subsidiary. At September 30, 2013, approximately 31.1%, 22.3%, 13.7% and 9.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2013, the Company had outstanding 54,196 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 143 at September 30, 2013 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the three and nine months ended September 30, 2013 and 2012.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

12

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. As of September 30, 2013, the Company’s condominium community is accounted for under the Deposit Method. Under ASC Topic 360-20, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.6% and 5.5% for the nine months ended September 30, 2013 and 2012, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $737 and $973 for the three months and $2,163 and $2,692 for the nine months ended September 30, 2013 and 2012, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2013, the Company had one apartment community classified as held for sale on the consolidated balance sheet.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended
	September 30,
	2013	2012
Interest paid, including interest capitalized	$33,476	$34,977
Income tax payments, net	1,082	79
Non-cash investing and financing activities:
Dividends and distributions payable	17,932	13,639
Conversions of redeemable common units	—	591
Common stock 401k matching contribution	670	639
Construction and property capital expenditure cost accruals, increase (decrease)	(3,754)	4,033
Adjustments to equity related to redeemable common units, net	767	(576)

2. REAL ESTATE ACTIVITY

Acquisitions

In May 2013, the Company acquired a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The Company also acquired a land parcel in Houston, Texas during the second quarter of 2013 for a purchase price of approximately $13,100. In July 2012, the Company acquired a 360-unit apartment community, including approximately 7,612 square feet of retail space, located in Charlotte, North Carolina for a purchase price of approximately $74,000.

Dispositions

At September 30, 2013, the Company had one apartment community, containing 342 units, classified as held for sale. These real estate assets are reflected on the accompanying consolidated balance sheet at $18,417, which represents the lower of their depreciated cost or fair value less costs to sell. In October 2013, this apartment community was subsequently sold for gross proceeds of approximately $47,500 (see note 14). In February 2012, the Company also sold an apartment community held by an unconsolidated entity (see note 3).

Under ASC Topic 360, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2013 and 2012, income from discontinued operations included the results of operations of one apartment community classified as held for sale at September 30, 2013 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Rental	$1,113	$1,054	$3,272	$3,085
Other property revenues	111	104	327	315

Total revenues	1,224	1,158	3,599	3,400

Expenses
Property operating and maintenance	540	485	1,509	1,426
Depreciation	175	198	527	600
Interest	88	98	266	291

Total expenses	803	781	2,302	2,317

Income from discontinued property operations	$421	$377	$1,297	$1,083

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Condominium activities

In 2013, the Company continued to sell condominium homes at two wholly owned condominium communities. In the third quarter of 2013, the Company substantially completed the sell-out of its condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”). At September 30, 2013, the Company had one condominium unit remaining for sale at this community with an aggregate carrying value of $1,122. The Company completed the sell-out of its remaining condominium units in its condominium community in Austin, Texas (the “Austin Condominium Project”), during the second quarter of 2013. The revenues, costs and expenses associated with consolidated condominium activities for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Condominium revenues	$12,550	$23,517	$68,148	$64,043
Condominium costs and expenses	(7,257)	(13,256)	(40,680)	(38,960)

Net gains on sales of residential condominiums, before income tax	5,293	10,261	27,468	25,083
Income tax benefit	—	—	—	612

Net gains on sales of condominiums	$5,293	$10,261	$27,468	$25,695

The Company closed 12 and 24 condominium homes for the three months and 62 and 69 condominium homes for the nine months ended September 30, 2013 and 2012, respectively, at these condominium communities. For the nine months ended September 30, 2012, the Company recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries (see note 11).

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2013, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At September 30, 2013 and December 31, 2012, the Company’s investment in the 35% owned Apartment LLC totaled $4,232 and $4,533, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $2,761 at September 30, 2013. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLC at September 30, 2013 and December 31, 2012 reflects a credit investment of $16,518 and $16,297, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	September 30,	December 31,
Apartment LLCs - Balance Sheet Data	2013	2012
Real estate assets, net of accumulated depreciation of $42,307 and $38,332 at September 30, 2013 and December 31, 2012, respectively	$210,058	$212,877
Cash and other	4,221	5,103

Total assets	$214,279	$217,980

Mortgage notes payable	$177,723	$177,723
Other liabilities	1,396	2,588

Total liabilities	179,119	180,311
Members’ equity	35,160	37,669

Total liabilities and members’ equity	$214,279	$217,980

Company’s equity investment in Apartment LLCs (1)	$(12,286)	$(11,764)

	.

(1)	At September 30, 2013 and December 31, 2012, the Company’s equity investment includes its credit investments of $16,518 and $16,297, respectively, discussed above.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
Apartment LLCs - Income Statement Data	2013	2012	2013	2012
Revenues
Rental	$6,505	$6,226	$19,141	$18,421
Other property revenues	475	476	1,435	1,411

Total revenues	6,980	6,702	20,576	19,832

Expenses
Property operating and maintenance	2,550	2,651	7,939	7,733
Depreciation and amortization	1,362	1,368	4,052	4,400
Interest	2,278	2,278	6,774	6,903

Total expenses	6,190	6,297	18,765	19,036

Net loss from continuing operations	790	405	1,811	796
Gain from discontinued operations	—	—	—	21,607

Net income	$790	$405	$1,811	$22,403

Company’s share of net income in Apartment LLCs	$656	$475	$1,611	$7,416

In February 2012, a 35% owned Apartment LLC sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLC’s outstanding mortgage note payable of $29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations in 2012. The Company’s equity in income of unconsolidated entities for the nine months ended September 30, 2012 includes a net gain of $6,055 resulting from this transaction.

At September 30, 2013, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4. INDEBTEDNESS

At September 30, 2013 and December 31, 2012, the Company’s indebtedness consists of the following:

	Payment		Maturity		September 30,	December 31,
Description	Terms	Interest Rate	Date		2013	2012
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022	(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70% (2)	2018		300,000	300,000
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.225% (3)	2016		—	—
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2015 - 2019	(4)	399,698	402,464

Total					$1,099,698	$1,102,464

(1)	There are no maturities of senior unsecured notes in 2013. The remaining unsecured notes mature between 2017 and 2022.
(2)	Represents stated rate at September 30, 2013. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At September 30, 2013, the effective blended interest rate under the Term Loan was 3.24%.
(3)	Represents stated rate at September 30, 2013.
(4)	There are no maturities of secured notes in 2013. These notes mature between 2015 and 2019.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2013	$965
2014	3,961
2015	124,205
2016	4,419
2017	154,736
Thereafter	811,412

$1,099,698

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the nine months ended September 30, 2013.

Unsecured lines of credit

At September 30, 2013, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At September 30, 2013, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investment in the Atlanta Condominium Project, and certain mixed-use projects, as defined. At September 30, 2013, letters of credit to third parties totaling $570 had been issued for the account of the Company under this facility.

Additionally, at September 30, 2013, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

In connection with the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company recognized an extinguishment loss of $301 for the nine months ended September 30, 2012 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line.

Unsecured term loan

At September 30, 2013, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). As of September 30, 2013, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of September 30, 2013 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at September 30, 2013.

5. EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At September 30, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. For the three and nine months ended September 30, 2012, sales of common stock under a previous ATM program totaled 137 and 550 shares, respectively, for gross proceeds of $6,994 and $26,153, respectively. The average gross sales price per share was $51.24 and $47.55 for the three and nine months ended September 30, 2012, respectively. The Company’s net proceeds of $6,831 and $25,457 for the three and nine months ended September 30, 2012, respectively, were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership have and expect to use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. Under this program, the Company repurchased 443 shares of common stock at an aggregate cost of $20,064 and at an average gross price per share of $45.25 for the three and nine months ended September 30, 2013. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company. There were no shares of common stock repurchased for the three and nine months ended September 30, 2012 under the previous stock repurchase program which expired December 2012.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At September 30, 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,453 was in excess of its net book value of $2,839. At December 31, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,159 was in excess of its net book value of $2,820. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and nine months ended September 30, 2013 and 2012, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of noncontrolling interests:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from continuing operations	$18,553	$21,831	$65,509	$64,006
Income from discontinued operations	420	376	1,294	1,080

Net income available to the Company	$18,973	$22,207	$66,803	$65,086

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s Redeemable Common Units for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine months ended
	September 30,
	2013	2012
Redeemable common units, beginning of period	$7,159	$6,840
Comprehensive income	185	149
Conversion of redeemable common units for shares	—	(591)
Adjustment for ownership interest of redeemable common units	(42)	409
Stock-based compensation	7	5
Distributions to common unitholders	(131)	(105)
Adjustment to redemption value of redeemable common units	(725)	167

Redeemable common units, end of period	$6,453	$6,874

6. COMPANY EARNINGS PER SHARE

For the three and nine months ended September 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$18,632	$21,945	$65,760	$64,274
Noncontrolling interests - consolidated real estate entities	(32)	(55)	(87)	(96)
Noncontrolling interests - Operating Partnership	(47)	(59)	(164)	(172)
Preferred stock dividends	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(39)	(49)	(136)	(142)

Income from continuing operations available to common shareholders	$17,592	$20,860	$62,607	$61,098

Common shares (denominator):
Weighted average shares outstanding - basic	54,371	54,115	54,424	53,661
Dilutive shares from stock options	168	277	187	340

Weighted average shares outstanding - diluted	54,539	54,392	54,611	54,001

Per-share amount:
Basic	$0.32	$0.38	$1.15	$1.14

Diluted	$0.32	$0.38	$1.15	$1.13

Stock options to purchase 186 and 29 shares of common stock for the three months and 57 and 165 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7. OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and nine months ended September 30, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per unit was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$18,632	$21,945	$65,760	$64,274
Noncontrolling interests - consolidated real estate entities	(32)	(55)	(87)	(96)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(39)	(49)	(136)	(142)

Income from continuing operations available to common unitholders	$17,639	$20,919	$62,771	$61,270

Common units (denominator):
Weighted average units outstanding - basic	54,514	54,259	54,567	53,809
Dilutive units from stock options	168	277	187	340

Weighted average units outstanding - diluted	54,682	54,536	54,754	54,149

Per-unit amount:
Basic	$0.32	$0.38	$1.15	$1.14

Diluted	$0.32	$0.38	$1.15	$1.13

Stock options to purchase 186 and 29 shares of common stock for the three months and 57 and 165 shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8. FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2013. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three and nine months ended September 30, 2013, the Company recognized impairment charges of $400 to write-down a parcel of land held for future investment to its estimate fair value. The estimated fair value if the land was determined using Level 3 inputs, consisting primarily of comparable market sales data. For the three and nine months ended September 30, 2012, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At September 30, 2013, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) entered into in January 2012 and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at September 30, 2013 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at September 30, 2013 and December 31, 2012 were valued as net liabilities of $4,975 and $11,710, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income	$(2,398)	$(3,729)	$3,691	$(11,729)

Loss reclassified from accumulated other comprehensive income into interest expense	$(1,033)	$(988)	$(3,044)	$(1,722)

The amounts reported in accumulated other comprehensive income as of September 30, 2013 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,991 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of September 30, 2013, the termination payment by the Company would have been approximately $4,971.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At September 30, 2013, the fair value of fixed rate debt was approximately $825,826 (carrying value of $799,698) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,988 (carrying value of $300,000). At December 31, 2012, the fair value of fixed rate debt was approximately $860,217 (carrying value of $802,464) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $298,551 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2012. The segment information for the three and nine months ended September 30, 2013 and 2012 has been adjusted due to the restatement impact of reclassifying the operation results of an apartment community designated as held for sale as of September 30, 2013 to discontinued operations under ASC Topic 360 (see note 2).

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2013 and 2012. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Fully stabilized communities	$79,544	$77,111	$234,616	$225,466
Development and lease-up communities	5,096	522	10,995	599
Acquired communities	2,663	1,190	6,037	1,190
Other property segments	5,866	6,184	16,716	17,518
Other	225	209	668	637

Consolidated revenues	$93,394	$85,216	$269,032	$245,410

Contribution to Property Net Operating Income
Fully stabilized communities	$48,374	$47,049	$143,847	$138,183
Development and lease-up communities	2,762	(120)	5,068	(281)
Acquired communities	1,712	765	3,936	765
Other property segments, including corporate management expenses	55	457	(210)	323

Consolidated property net operating income	52,903	48,151	152,641	138,990

Interest income	8	20	67	359
Other revenues	225	209	668	637
Depreciation	(21,580)	(20,136)	(63,694)	(58,572)
Interest expense	(11,186)	(11,718)	(33,280)	(34,273)
Amortization of deferred financing costs	(646)	(667)	(1,915)	(2,026)
General and administrative	(4,079)	(3,763)	(12,494)	(11,931)
Investment and development	(367)	(203)	(1,448)	(1,005)
Other investment costs	(418)	(547)	(1,239)	(1,159)
Severance, impairment and other	(1,981)	—	(1,981)	—
Gains on condominium sales activities, net	5,293	10,261	27,468	25,695
Equity in income of unconsolidated real estate entities, net	656	475	1,611	7,416
Other income (expense), net	(196)	(137)	(644)	444
Net loss on extinguishment of indebtedness	—	—	—	(301)

Income from continuing operations	18,632	21,945	65,760	64,274
Income from discontinued operations	421	377	1,297	1,083

Net income	$19,053	$22,322	$67,057	$65,357

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $811 and $530 for the three months and $2,244 and $1,610 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was $3,441 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,
	2013		2012
		Weighted-Avg.		Weighted-Avg.
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of period	65	$42	84	$29
Granted (1)	65	50	50	44
Vested	(10)	42	(5)	30

Unvested shares, end of period	120	46	129	35

(1)	The total value of the restricted share grants for the nine months ended September 30, 2013 and 2012 was $3,271 and $2,184, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $143 and $90 for the three months and $364 and $291 for the nine months ended September 30, 2013 and 2012, respectively, recognized under the fair value method. At September 30, 2013, there was $536 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.8 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2013 and 2012, is presented below:

	Nine months ended September 30,
	2013		2012
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	685	$34	1,501	$31
Granted	29	50	29	44
Exercised	(75)	28	(776)	30

Options outstanding, end of period (1)	639	35	754	34

Options exercisable, end of period (1)	587	34	686	34

Options vested and expected to vest, end of period (1)	637	35	751	34

Weighted average fair value of options granted during the period	$17.26		$15.18

(1)	At September 30, 2013, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $6,822, $6,742 and $6,817, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.5 years, 3.0 years and 3.5 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the nine months ended September 30, 2013 and 2012 was $1,454 and $14,659, respectively.

At September 30, 2013, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Life (Years)	Shares	Exercise Price
$12.22 - $39.95	317	$25	3.1	309	$25
$39.95 - $50.30	322	45	3.8	278	44

Total	639	35	3.5	587	34

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $40 and $48 for the three months and $114 and $193 for the nine months ended September 30, 2013 and 2012, respectively.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and their taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company, the Operating Partnership and their subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2010 through 2012. Net income tax loss carryforwards and other tax attributes generated in years prior to 2010 are also subject to challenge in any examination of the 2010 to 2012 tax years.

As of September 30, 2013 and December 31, 2012, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2013 and 2012, were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. During the nine months ended September 30, 2012, the TRSs recognized an income tax benefit of $612 related to the expected recovery of income taxes paid in prior years upon the filing of amended tax returns to utilize net operating loss carryback claims to such years. The income tax benefit was included in condominium gains on the consolidated statement of operations as the income taxes paid in such prior years primarily resulted from condominium activities. Other than the tax benefit related to this carryback claim in 2012, the TRSs recorded no net income tax expense (benefit) for federal income taxes for the three and nine months ended September 30, 2013 and 2012, as a result of estimated and actual taxable losses and the inability to recognize tax benefits related to such losses due to the uncertainty surrounding their ultimate realization.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2012, net deferred tax assets approximately totaled $38,559. At December 31, 2012, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs’ in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable. For the nine months ended September 30, 2013, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

12. SEVERANCE, IMPAIRMENT AND OTHER

Severance, impairment and other in 2013 included severance charges of $989 related to the departure of an executive officer and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8). The Company also recognized expenses of approximately $281 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities. The casualty losses were beneath the Company’s insured deductibles.

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

14. SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In October 2013, the Company completed the sale of an apartment community, containing 342 units, located in Atlanta, Georgia for gross proceeds of approximately $47,500. The Company expects to recognize a net gain on the sale of approximately $28,000 in the fourth quarter of 2013.

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

At September 30, 2013, the Company had interests in 22,858 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units in five communities currently under development or in lease-up. The Company is also selling luxury for-sale condominium homes in one community through a taxable REIT subsidiary. At September 30, 2013, approximately 31.1%, 22.3%, 13.7% and 9.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2013, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common noncontrolling interest in the Operating Partnership.

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

Property Operations

A relatively moderate supply of new apartment units, coupled with improving multifamily housing demand attributed to a gradually improving economy in the United States and favorable demographics, have contributed to improved apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income (“NOI”) increased by 4.1% and 4.1%, respectively, in the first nine months of 2013, as compared to the first nine months of 2012. The Company’s operating results for the third quarter and first nine months of 2013 and its outlook for the remainder of 2013 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continue to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, and during the second half of 2013 and over time, the Company expects that this will increase the competitive supply of rental units in the markets in which it operates. This new supply has contributed to a moderation in the rate of rental income growth in recent quarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition Activity

In May 2013, the Company acquired Post Lakeside™, a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The community was completed in 2013. In July 2012, the Company acquired Post South End™, a 360-unit apartment community located in Charlotte, North Carolina for a purchase price of approximately $74,000. The community was completed in 2009, and also included 7,612 square feet of retail space. For the three months ended September 30, 2013 and 2012, operating results included revenues of $2,663 and $1,190 and net operating income of $1,712 and $765, respectively, from these two communities. For the nine months ended September 30, 2013 and 2012, operating results included revenues of $6,037 and $1,190 and net operating income of $3,936 and $765, respectively, from these two communities.

Disposition Activity

In October 2013, the Company completed the sale of an apartment community, containing 342 units, located in Atlanta, Georgia for gross proceeds of approximately $47,500. This community was classified as held for sale on the Company’s consolidated balance sheet at September 30, 2013. The Company expects to recognize a gain on sale of approximately $28,000 in the fourth quarter of 2013 from the sale of this community. The Company completed a reverse like-kind exchange for tax purposes. The gross proceeds realized from the sale are expected to be utilized consistent with the Company’s liquidity and balance sheet strategy discussed below.

Development Activity

In the first half of 2013, the Company substantially completed two apartment communities, containing 422 apartment units and approximately 19,621 square feet of retail space, and these communities achieved stabilized occupancy of 95%. In the third quarter of 2013, the second phase of Post Carlyle Square™ in Washington D.C, consisting of 344 apartment units, achieved 95% stabilized occupancy and was 95.4% leased as of October 25, 2013, respectively. This community was substantially completed in the first quarter of 2013.

At September 30, 2013, the Company is currently developing five communities: (1) the third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $58,600, (2) the Post Parkside™ at Wade apartment community, which marks the Company’s first development in Raleigh, North Carolina, planned to consist of 397 apartment units, and approximately 14,908 square feet of retail space, with a total estimated development cost of approximately $55,000, (3) the Post Richmond Avenue™ apartment community in Houston, Texas, planned to consist of 242 apartment units with an estimated development cost of approximately $34,300, (4) the Post Soho Square™ apartment community in Tampa, Florida, planned to consist of 231 apartment units and approximately 10,556 square feet of retail space with a total estimated development cost of approximately $39,800 and (5) the second phase of its Post Alexander™ apartment community in Atlanta, Georgia, planned to consist of 340 apartment units with a total estimated development cost of approximately $75,500. As of October 25, 2013, the third phase of Post Baldwin Park® and Post Parkside at Wade™ were 45.6% and 41.6% leased, respectively.

For the three months ended September 30, 2013 and 2012, operating results included revenues of $5,096 and $522 and net operating income (loss) of $2,762 and $(120), respectively, from these communities. For the nine months ended September 30, 2013 and 2012, operating results included revenues of $10,995 and $599 and net operating income (loss) of $5,068 and $(281), respectively, from these communities.

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, its at-the-market common equity sales program to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next year or so. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital markets conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Other than the impairment charge discussed below, the Company does not believe that any additional impairment exists at September 30, 2013. Should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

In 2013, the Company had two luxury condominium development projects which began closing sales of completed units in 2010: The Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 126 units, and the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 units. During the second quarter of 2013, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company completed the sell-out of the Austin Condominium Project. The Company substantially completed the sell-out of the Atlanta Condominium Project in the third quarter of 2013, with only one unit remaining for sale as of September 30, 2013. The Company does not expect to further engage in the for-sale condominium business in future periods, other than with respect to completing the sell-out of the Atlanta Condominium Project. The Company has redeployed the invested capital from condominium activities back into its core apartment business.

The Company’s investment in for-sale condominium housing exposes the Company to additional risks and challenges, including warranty and related obligations, which could have an adverse impact on the Company’s business, results of operations and financial condition. See Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) for a discussion of these and other Company risk factors. In prior years, due to adverse market conditions, the Company recorded impairment charges of $34,691 in 2010 and $80,225 in 2009 at these two luxury condominium projects. At September 30, 2013, the Company’s investment in the Atlanta Condominium Project totaled $1,122 as reflected on its consolidated balance sheet.

Severance, Impairment and Other Expenses

Severance, impairment and other expenses in 2013 included severance charges of $989 related to the departure of an executive officer and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8 to the consolidated financial statements). In connection with the executive officer’s departure discussed above, the Company also realigned the executive responsibilities in the Company’s investment group. The Company also recognized expenses of approximately $281 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities. The casualty losses were beneath the Company’s insured deductibles.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic conditions, the Company’s anticipated operating results in 2013, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated sales of for-sale condominium homes, including expectations regarding demand for for-sale housing and gains (losses) on for-sale housing sales activity, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, investment, interest and other expenses, expectations regarding the use of proceeds from, outstanding borrowings under and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2013 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2013 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and apartment community sales in 2013 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	Uncertainties associated with the Company’s real estate development and construction;

•	Uncertainties associated with the timing and amount of apartment community sales;

•	Exposure to economic and other competitive factors due to market concentration;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;

•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;

•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;

•	The effects of the Company’s leverage on its risk of default and debt service requirements;

•	The impact of a downgrade in the credit rating of the Company’s securities;

•	The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for recourse guarantees;

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;

•	The Company’s ability to maintain its current dividend level;

•	Uncertainties associated with the Company’s for-sale condominium housing business, including the timing of condominium sales and warranty and related obligations;

•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;

•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;

•	The Company’s ability to compete for limited investment opportunities;

•	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;

•	The effects of any decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans;

•	The success of the Company’s acquired apartment communities;

•	The Company’s ability to succeed in new markets;

•	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;

•	The impact of the Company’s ongoing litigation with the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

•	The effects of losses from natural catastrophes in excess of insurance coverage;

•	Uncertainties associated with environmental and other regulatory matters;

•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;

•	The Company’s ability to renew leases or relet units as leases expire;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;

•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;

•	Increased costs arising from health care reform;

•	Any breach of the Company’s privacy or information security systems; and

•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

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

Critical accounting policies

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 31 and 32 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the nine months ended September 30, 2013. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At September 30, 2013, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no further impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. As discussed above, the Company recognized impairment losses of $400 related to a land parcel held for investment in the third quarter of 2013. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In addition, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company currently owns one luxury condominium asset with a book value of $1,122 at September 30, 2013 and determined that no impairment existed at this date.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the three and nine months ended September 30, 2013, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of the current and prior year, (2) two communities acquired in 2013 and 2012 and (3) two communities and portions of three communities in lease-up in 2012 and 2013. These operating segments exclude the operations of one apartment community classified as discontinued operations.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three and nine months ended September 30, 2013 were $380 and $1,634, respectively. Lease-up deficits for the three and nine months ended September 30, 2012 were $801 and $1,074, respectively. The Company expects to incur lease-up deficits for the remainder of 2013 at lease-up communities, as the Company continues to deliver completed apartment units.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change

Rental and other property revenues
Fully stabilized communities (1)	$79,544	$77,111	3.2%	$234,616	$225,466	4.1%
Development and lease-up communities	5,096	522	876.2%	10,995	599	1735.6%
Acquired communities (2)	2,663	1,190	123.8%	6,037	1,190	407.3%
Other property segments (3)	5,866	6,184	(5.1)%	16,716	17,518	(4.6)%

	93,169	85,007	9.6%	268,364	244,773	9.6%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	31,170	30,062	3.7%	90,769	87,283	4.0%
Development and lease-up communities	2,334	642	263.6%	5,927	880	573.5%
Acquired communities (2)	951	425	123.8%	2,101	425	394.4%
Other property segments, including corporate management expenses (4)	5,811	5,727	1.5%	16,926	17,195	(1.6)%

	40,266	36,856	9.3%	115,723	105,783	9.4%

Property net operating income (5)	$52,903	$48,151	9.9%	$152,641	$138,990	9.8%

Capital expenditures (6)(7)
Annually recurring:
Carpet	$1,119	$988	13.3%	$2,798	$2,547	9.9%
Other	2,978	3,564	(16.4)%	8,566	9,388	(8.8)%

Total	$4,097	$4,552	(10.0)%	$11,364	$11,935	(4.8)%

Periodically recurring	$2,877	$2,210	30.2%	$11,170	$5,724	95.1%

Average apartment units in service	19,785	18,580	6.5%	19,392	18,193	6.6%

(1)	Communities which reached stabilization prior to January 1, 2012.
(2)	Communities acquired subsequent to January 1, 2012.
(3)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $225 and $209 for the three months and $668 and $637 for the nine months ended September 30, 2013 and 2012, respectively.
(4)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,958 and $2,792 for the three months and $8,911 and $8,502 for the nine months ended September 30, 2013 and 2012, respectively.
(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Fully stabilized community NOI	$48,374	$47,049	$143,847	$138,183
Property NOI from other operating segments	4,529	1,102	8,794	807

Consolidated property NOI	52,903	48,151	152,641	138,990

Add (subtract):
Interest income	8	20	67	359
Other revenues	225	209	668	637
Depreciation	(21,580)	(20,136)	(63,694)	(58,572)
Interest expense	(11,186)	(11,718)	(33,280)	(34,273)
Amortization of deferred financing costs	(646)	(667)	(1,915)	(2,026)
General and administrative	(4,079)	(3,763)	(12,494)	(11,931)
Investment and development	(367)	(203)	(1,448)	(1,005)
Other investment costs	(418)	(547)	(1,239)	(1,159)
Severance, impairment and other	(1,981)	—	(1,981)	—
Gains on condominium sales activities, net	5,293	10,261	27,468	25,695
Equity in income of unconsolidated real estate entities, net	656	475	1,611	7,416
Other income (expense), net	(196)	(137)	(644)	444
Net loss on extinguishment of indebtedness	—	—	—	(301)

Income from continuing operations	18,632	21,945	65,760	64,274
Income from discontinued operations	421	377	1,297	1,083

Net income	$19,053	$22,322	$67,057	$65,357

(6)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(7)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Annually recurring capital expenditures
Continuing operations	$4,097	$4,552	$11,364	$11,935
Discontinued operations	31	120	129	217

Total annually recurring capital expenditures	$4,128	$4,672	$11,493	$12,152

Periodically recurring capital expenditures
Continuing operations	$2,877	$2,210	$11,170	$5,724
Discontinued operations	13	4	47	12

Total periodically recurring capital expenditures	$2,890	$2,214	$11,217	$5,736

Total revenue generating capital expenditures	$1,800	$1,212	$4,213	$2,522

Decrease (increase) in capital expenditure accruals	$273	$—	$(842)	$—

Total property capital expenditures per statements of cash flows	$9,091	$8,098	$26,081	$20,410

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities classified as held for sale. For the 2013 to 2012 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2012. This portfolio consisted of 50 communities with 17,999 units, including 12 communities with 5,065 units (28.1%) located in Atlanta, Georgia, 15 communities with 4,725 units (26.3%) located in Dallas, Texas, 6 communities with 2,301 units (12.8%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.7%) located in Tampa, Florida, 4 communities with 1,388 units (7.7%) located in Charlotte, North Carolina and 9 communities with 2,409 units (13.4%) located in other markets. The operating performance of these communities was as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change

Rental and other revenues	$79,544	$77,111	3.2%	$234,616	$225,466	4.1%
Property operating and maintenance expenses (excluding depreciation and amortization)	31,170	30,062	3.7%	90,769	87,283	4.0%

Same store net operating income (1)	$48,374	$47,049	2.8%	$143,847	$138,183	4.1%

Capital expenditures (2)
Annually recurring:
Carpet	$1,116	$988	13.0%	$2,796	$2,547	9.8%
Other	2,466	3,208	(23.1)%	7,751	8,563	(9.5)%

Total annually recurring	3,582	4,196	(14.6)%	10,547	11,110	(5.1)%
Periodically recurring	2,174	1,847	17.7%	9,595	4,268	124.8%

Total capital expenditures (A)	$5,756	$6,043	(4.7)%	$20,142	$15,378	31.0%

Total capital expenditures per unit (A ÷ 17,999 units)	$320	$336	(4.8)%	$1,119	$854	31.0%

Average monthly rental rate per unit (3)	$1,426	$1,379	3.4%	$1,412	$1,353	4.4%

Average economic occupancy (4)	96.3%	96.6%	(0.3)%	95.7%	96.2%	(0.5)%

Physical occupancy, end of period (4)	96.0%	96.0%	—	96.0%	96.0%	—

Gross turnover (5)	69.4%	70.4%	(1.0)%	62.6%	60.7%	1.9%

Percentage rent increase - new leases (6)	2.6%	5.1%	(2.5)%	3.4%	5.9%	(2.5)%

Percentage rent increase - renewed leases (6)	4.6%	6.3%	(1.7)%	5.0%	6.6%	(1.6)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 35 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,582	$4,196	$10,547	$11,110
Development and lease-up	20	4	45	4
Acquired communities	275	78	362	78
Commercial and other segments	251	394	539	960

Total annually recurring capital expenditures	$4,128	$4,672	$11,493	$12,152

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$2,174	$1,847	$9,595	$4,268
Development and lease-up	9	—	20	5
Acquired communities	61	3	289	3
Commercial and other segments	646	364	1,313	1,460

Total periodically recurring capital expenditures	$2,890	$2,214	$11,217	$5,736

Total revenue generating capital expenditures	$1,800	$1,212	$4,213	$2,522

Decrease (increase) in capital expenditure accruals	$273	$—	$(842)	$—

Total property capital expenditures per statements of cash flows	$9,091	$8,098	$26,081	$20,410

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

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 95.7% and 95.9% for the three months and 95.1% and 95.5% for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, net concessions were $254 and $279, respectively, and employee discounts were $205 and $219, respectively. For the nine months ended September 30, 2013 and 2012, net concessions were $758 and $918, respectively, and employee discounts were $626 and $643, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012

The Operating Partnership reported net income available to common unitholders of $18,099 for the three months ended September 30, 2013, compared to $21,345 for the three months ended September 30, 2012. The Company reported net income available to common shareholders of $18,051 for the three months ended September 30, 2013, compared to $21,285 for the three months ended September 30, 2012. As discussed below, the decreased income between periods primarily reflected decreased gains on condominium sales between periods, as well as severance, impairment and other expenses in 2013, partially offset by increased net operating income from fully stabilized communities and increased net operating income from lease-up and acquisition communities.

Rental and other revenues from property operations increased $8,162 or 9.6% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities of $2,433 or 3.2%, increased revenues of $4,574 from lease-up communities and increased revenues of $1,473 from the acquisition of apartment communities in July 2012 and in May 2013. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of five communities as apartment units were completed beginning in mid-2012 and into 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,410 or 9.3% from 2012 to 2013 primarily due to increases from fully stabilized communities of $1,108 or 3.7%, increases of $1,692 from lease-up communities and increases of $526 from the acquisition of apartment communities in July 2012 and in May 2013. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of five development communities that began delivering apartment units in mid-2012.

For the three months ended September 30, 2013 and 2012, there were no sales of wholly owned apartment communities. At September 30, 2013, the Company classified one apartment community as held for sale and the sale was subsequently closed in October 2013 for gross proceeds of $47,500 with an estimated gain of approximately $28,000. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended September 30, 2013 and 2012, gains on condominium sales activities were $5,293 and $10,261, respectively. The decrease in condominium gains between periods primarily reflects the impact of fewer closings between years, partially offset by lower on-going condominium carrying costs and improved profit margins between years. Condominium revenues decreased $10,967 between years primarily due to decreased closings of 12 units in 2013 compared to 24 units in 2012. All condominium closings in the three months ended September 30, 2013 were at the Atlanta Condominium Project, as the Austin Condominium Project was sold out at June 30, 2013. As a result, profit margins were generally higher in 2013 as profit margins were higher at the Atlanta Condominium Project. On-going carrying costs were lower between periods as the remaining units owned by the Company have decreased significantly since the third quarter of 2012 resulting in lower property tax and owners association expenses.

Depreciation expense increased $1,444 or 7.2% from 2012 to 2013, primarily due to increased depreciation of $1,331 related to the completion of apartment units at five development and lease-up communities beginning in mid-2012 and $427 related to the two communities acquired in July 2012 and May 2013, partially offset by decreased depreciation at fully stabilized communities of $384 due to the cessation of depreciation on certain fully depreciated short-lived assets at certain communities developed and acquired over the last few years.

General and administrative expenses increased $316, or 8.4%, from 2012 to 2013 primarily as a result of increased net personnel costs, resulting primarily from increases in long-term incentive plan expense in 2013, and increased annual incentive plan accruals in 2013, resulting primarily from the timing of expense recognition between years.

Investment and development expenses increased $164 or 80.8% from 2012 to 2013. In 2013, the capitalization of development personnel to development projects decreased by $236 due to the reduction of development capitalization at three development communities that were substantially complete as of December 31, 2012, partially offset by increased capitalization at two development communities that commenced in mid-2012 and in 2013. Additionally, development personnel and other costs decreased by $72 between years. The Company expects to continue to complete portions of its existing development pipeline in 2013. The Company expects that the capitalization of development costs and expenses will decrease for the full year 2013, which will result in increased net investment and development expenses for the full year 2013.

Other investment costs decreased $129 from 2012 to 2013. Other investment costs primarily include land carry expenses, such as property taxes and assessments. Other investment costs in 2013 included $145 of acquisition costs associated with 2013 acquisition activities. Other investment costs in 2012 included $139 of expenses associated with the acquisition of an apartment community in July 2012 and the write-off of $135 of development pursuit costs.

Severance, impairment and other in 2013 included severance charges of $989 related to the departure of an executive officer and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8 to the consolidated financial statements). The Company also recognized expenses of approximately $281 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities. The casualty losses were beneath the Company’s insured deductibles.

Interest expense decreased $532 or 4.5% from 2012 to 2013 primarily due to decreased gross interest costs, somewhat offset by reduced interest capitalization in 2013. Gross interest expense decreased by $920 due primarily to reduced weighted average borrowing costs between years. Weighted average borrowing costs were lower in 2013 due to the prepayment of $53,027 of 5.50%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. Decreased interest capitalization on the Company’s development projects of $388 primarily related to the substantial completion of three apartment communities in 2012 and early 2013. The Company expects interest expense for the full year of 2013 to be somewhat lower than in 2012 due to debt refinancing activities in 2012 that lowered the Company’s overall weighted interest costs, partially offset by reduced interest capitalization to development projects.

Equity in income of unconsolidated real estate entities increased $181 or 38.1% from 2012 to 2013 primarily due to the timing of increased cash flow distributions of earnings from one apartment community in Washington, D.C. in 2013 and due to prior and current year property tax savings recognized at several communities in 2013.

For the three months ended September 30, 2013 and 2012, other income (expense) included estimated state franchise taxes.

Annually recurring and periodically recurring capital expenditures increased $212 or 3.1% from 2012 to 2013. The increase in periodically recurring capital expenditures of $667 primarily reflects the timing of water intrusion remediation projects and structural improvements at three communities, fire sprinkler system replacement work at another community in 2013 as well as tenant improvements and commissions at two mixed-use properties in 2013. For the full year 2013, the Company expects periodically recurring capital expenditures to be significantly higher than 2012 primarily due to the projects discussed above as well as tenant improvements and commissions at certain mixed-use properties. The decrease in annually recurring capital expenditures of $455 primarily reflects decreased parking deck, paving, building foundation and energy management system projects, partially offset by increased water heater replacements due to the timing of projects at several communities between periods. For the full year 2013, the Company expects annually recurring capital expenditures to be somewhat lower than 2012 primarily due to fewer parking deck improvement projects and reduced energy management system expenditures in 2013.

Fully stabilized communities

Rental and other revenues increased $2,433 or 3.2% from 2012 to 2013. This increase resulted from a 3.4% increase in the average monthly rental rate per apartment unit, partially offset by a 0.3% decrease in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $2,538 between periods. Average economic occupancy decreased slightly from 96.6% in 2012 to 96.3% in 2013. The occupancy decrease between periods resulted in higher vacancy losses of $385 in 2013. The remaining increase in rental and other property revenues of $280 was primarily due to somewhat higher net leasing and early termination fees and lower net concessions. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a moderate, but increasing, supply of new apartment communities. The Company expects that rental revenues will increase moderately on a year over year basis for the full year 2013, continuing a trend that began in late 2010. Average occupancy rates declined slightly between periods due to increased competition from new apartment communities in certain markets. The Company continues to focus on maintaining rent growth in 2013 while also maintaining a rent structure that enables average economic occupancy rates to remain relatively in line with the prior year. See the “Outlook” section below for an additional discussion of trends for 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,108 or 3.7% from 2012 to 2013. This increase was primarily due to increased property tax expenses of $1,000 or 9.0%, increased repairs and maintenance expenses of $385 or 8.9% and increased insurance expenses of $199 or 19.1%. These increases were partially offset by decreased personnel expenses of $481 or 7.0%. The increase in property tax expenses primarily reflects increased expense accruals in 2013 due to higher real estate valuations by tax authorities in most of the Company’s markets. The increase in repairs and maintenance expenses is primarily due to higher turnover expenses, somewhat higher exterior paint expenses and higher structural and equipment repair expenses due to the timing of these expenses between years. Insurance expenses increased primarily due to higher property insurance premiums upon the annual renewal of the insurance coverage in the second quarter of 2013. The decrease in personnel expenses is primarily due to efficiencies gained in personnel utilization at three communities that began operating additional phases beginning in mid-2012 as well as somewhat lower bonus accruals between years as net operating income growth has slowed. See the “Outlook” section below for a discussion of expense trends for 2013.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

The Operating Partnership reported net income available to common unitholders of $64,204 for the nine months ended September 30, 2013, compared to $62,495 for the nine months ended September 30, 2012. The Company reported net income available to common shareholders of $64,037 for the nine months ended September 30, 2013, compared to $62,320 for the nine months ended September 30, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased income from lease-up and acquisition communities and decreased interest expense between periods, offset partially by severance, impairment and other expenses in 2013 and a gain on the sale of an unconsolidated entity recognized in 2012.

Rental and other revenues from property operations increased $23,591 or 9.6% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities of $9,150 or 4.1%, increased revenues of $10,396 from lease-up communities and increased revenues of $4,847 from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by reduced revenues of $802 resulting from a general decrease in the volume of the Company’s corporate apartment rental business between years. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of five communities as apartment units were completed in mid-2012 and into 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $9,940 or 9.4% from 2012 to 2013 primarily due to increases from fully stabilized communities of $3,486 or 4.0%, increases of $5,047 from lease-up communities and increases of $1,676 from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by a decrease in other segment expense, including corporate property management expenses, of $269. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of five development communities that began delivering apartment units in mid-2012 and into 2013. The expense decrease from other property segments primarily reflects a general decrease in the volume of the Company’s corporate apartment rental business between years, offset somewhat by modest increases in corporate property management expenses.

For the nine months ended September 30, 2013 and 2012, there were no sales of wholly owned apartment communities. At September 30, 2013, the Company classified one apartment community as held for sale and the sale was subsequently closed in October 2013 for gross proceeds of $47,500 with an estimated gain of approximately $28,000. The Company may be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the nine months ended September 30, 2013 and 2012, gains on condominium sales activities were $27,468 and $25,695, respectively. The condominium gains in 2012 include the impact of a $612 income tax benefit resulting from the carryback of net operating losses to recover income taxes paid in prior years. The increase in condominium gains between periods primarily reflects the impact of improved profit margins at both condominium communities between years and lower on-going condominium carrying costs. Condominium revenues increased $4,105 between years, despite seven fewer unit closings in 2013, as the average sales prices per condominium unit were higher in 2013. Improved profit margins primarily resulted from favorable revisions to the amount of estimated project revenues and costs as the sell-out process was completed at the Austin Condominium Project during the second quarter of 2013 and was substantially completed in the third quarter 2013 at the Atlanta Condominium Project. At September 30, 2013, the Company had one unit remaining for sale at the Atlanta Condominium Project. On-going carrying costs were lower between periods as the remaining units owned by the Company have decreased significantly since the third quarter of 2012 resulting in lower property tax and owners association expenses.

Depreciation expense increased $5,122 or 8.7% from 2012 to 2013, primarily due to increased depreciation of $4,017 related to the completion of apartment units at five development and lease-up communities beginning in mid-2012 and $1,779 related to the two communities acquired in July 2012 and May 2013, partially offset by decreased depreciation at fully stabilized communities of $937 due to the cessation of deprecation on certain fully depreciated short-lived assets at certain communities developed and acquired over the last few years.

General and administrative expenses increased $563, or 4.7%, from 2012 to 2013 primarily due to increased net personnel costs primarily resulting from increases in long-term incentive plan expense in excess of reduced annual incentive plan accruals in 2013, increased legal expenses associated with on-going legal matters and increased director compensation resulting from director turnover costs in 2013, somewhat offset by the timing of decreased charitable contributions between years.

Investment and development expenses increased $443 or 44.1% from 2012 to 2013. In 2013, the capitalization of development personnel to development projects decreased by $529 due to the reduction of development capitalization at three development

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

communities that were substantially complete as of December 31, 2012, offset by increased capitalization at three development communities between years. Additionally, development personnel and other costs decreased by $86. The Company expects to continue to complete portions of its existing development pipeline in 2013. The Company expects that the capitalization of development costs and expenses will decrease for the full year 2013, which will result in increased net investment and development expenses for the full year 2013.

Other investment costs increased $80 from 2012 to 2013. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase primarily reflects increased acquisition expenses and development pursuit cost write-offs of $46 between years, as well as the impact of additional property taxes on land acquired in late 2012 and the first half of 2013.

Severance, impairment and other in 2013 included severance charges of $989 related to the departure of an executive officer and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8 to the consolidated financial statements). The Company also recognized expenses of approximately $281 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities. The casualty losses were beneath the Company’s insured deductibles.

Interest expense decreased $993 or 2.9% from 2012 to 2013 primarily due to decreased gross interest costs, offset somewhat by reduced interest capitalization in 2013. Gross interest expense decreased by $2,285 due primarily to reduced weighted average borrowing costs between years. Weighted average borrowing costs were lower in 2013 due to the repayment of $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.2% (lowered from 3.4% in the fourth quarter of 2012) and increased interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. Decreased interest capitalization on the Company’s development projects of $1,292 primarily related to the substantial completion of three apartment communities in 2012 and early 2013. The Company expects interest expense for the full year of 2013 to be somewhat lower than in 2012 due to debt refinancing activities in 2012 that lowered the Company’s overall weighted interest costs, partially offset by reduced interest capitalization to development projects.

Equity in income of unconsolidated real estate entities was $1,611 in 2013 compared to $7,416 in 2012. The decrease in 2013 is primarily due to the recognition of the Company’s portion of a gain in 2012, totaling $6,055, from the sale of an apartment community in Atlanta, Georgia at one of the unconsolidated entities.

For the nine months ended September 30, 2013 and 2012, other income (expense), net included estimated state franchise taxes. In 2012, other income also included income of $843 related to a legal claim associated with work performed at one of the Company’s apartment communities, a gain of $33 from the sale of a technology investment and income of $37 related to receivable recoveries.

Annually recurring and periodically recurring capital expenditures increased $4,875 or 27.6% from 2012 to 2013. The increase in periodically recurring capital expenditures of $5,446 primarily reflects water intrusion remediation projects and structural improvements at six communities, fire sprinkler system replacement work at another community in 2013 as well as tenant improvements and commissions at two mixed-use properties in 2013, partially offset by reduced parking deck improvements at an office property in 2012. For the full year 2013, the Company expects periodically recurring capital expenditures to be significantly higher than 2012 primarily due to the projects discussed above as well as tenant improvements and commissions at certain mixed-use properties. The decrease in annually recurring capital expenditures of $571 primarily reflects decreased parking deck, paving, building foundation and energy management system projects, partially offset by increased water heater replacements due to the timing of projects at several communities between periods. For the full year 2013, the Company expects annually recurring capital expenditures to be somewhat lower than 2012 primarily due to fewer parking deck improvement projects and reduced energy management system expenditures in 2013.

Fully stabilized communities

Rental and other revenues increased $9,150 or 4.1% from 2012 to 2013. This increase resulted from a 4.4% increase in the average monthly rental rate per apartment unit, partially offset by a 0.5% decrease in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $9,673 between periods. Average economic occupancy decreased slightly from 96.2% in 2012 to 95.7% in 2013. The occupancy decrease between periods resulted in higher vacancy losses of $1,994 in 2013. The remaining increase in rental and other property revenues of $1,471 was primarily due to somewhat higher net leasing and early termination fees, higher utility reimbursements and lower net concessions. Average rental rate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a moderate, but increasing, supply of new apartment communities. The Company expects that rental revenues will increase moderately on a year over year basis for the full year 2013, continuing a trend that began in late 2010. Average occupancy rates declined slightly between periods due to increased competition from new apartment communities in certain markets and slightly higher turnover in 2013. The Company continues to focus on maintaining rent growth for the full year 2013 while also maintaining a rent structure that enables average economic occupancy rates to remain relatively in line with the prior year. See the “Outlook” section below for an additional discussion of trends for 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,485 or 4.0% from 2012 to 2013. This increase was primarily due to increased property tax expenses of $3,192 or 9.8%, increased utility expenses of $145 or 1.2% and increased insurance expenses of $536 or 16.8%. These increases were offset partially by decreased personnel expenses of $862 or 4.3%. The increase in property tax expenses primarily reflects increased expense accruals in 2013 due to higher real estate valuations by tax authorities in most of the Company’s markets. Utility expenses increased due primarily to prior year sales tax refunds of $239 in the Company’s Texas markets. Insurance expenses increased primarily due to higher property insurance premiums upon the annual renewal of the insurance coverage in the second quarter of 2013. The decrease in personnel expenses is primarily due to efficiencies gained in personnel utilization at three communities that were completed and began operating additional phases beginning in mid-2012, as well as somewhat lower bonus accruals between years as net operating income growth has slowed. See the “Outlook” section below for a discussion of expense trends for 2013.

Discontinued Operations

In accordance with ASC Topic 360, the operating results and gains and losses on sales of real estate assets are included in discontinued operations in the consolidated statements of operations. Under ASC Topic 360, the operating results of assets designated as held for sale are also included in discontinued operations in the consolidated statements of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2013 and 2012, income from discontinued operations included the results of operations of one apartment community classified as held for sale at September 30, 2013.

The revenues and expenses of this community for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Rental	$1,113	$1,054	$3,272	$3,085
Other property revenues	111	104	327	315

Total revenues	1,224	1,158	3,599	3,400

Expenses
Property operating and maintenance	540	485	1,509	1,426
Depreciation	175	198	527	600
Interest	88	98	266	291

Total expenses	803	781	2,302	2,317

Income from discontinued property operations	$421	$377	$1,297	$1,083

As discussed more fully below, this community was sold in October 2013.

As discussed under “Liquidity and Capital Resources” below, the Company may continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Outlook

The outlook and assumptions presented below are forward-looking and are based on the Company’s future view of apartment markets and of general economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

The Company’s outlook for the remainder of 2013 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continue to be significant risks and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a relatively moderate supply of new apartment units over the past year or so, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. However, development and deliveries of new multi-family rental units has continued to increase and the Company expects that, during the second half of 2013 and over time, this will increase the competitive supply of new rental units in the markets in which it operates. This new supply has contributed to a moderation in the rate of rental income growth in recent quarters.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2013, compared to 2012, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively in line with 2012. The rate of revenue growth, however, is expected to moderate for the remainder of 2013, compared to 2012. Operating expenses of fully stabilized communities are also expected to increase moderately for the full year 2013. On a year-over-year basis, the Company expects property tax and insurance expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase moderately for the full year 2013, which is expected to positively impact the Company’s results of operations. Management also expects that net operating income from development and lease-up communities in 2013 will increase from a relatively small negative contribution in 2012 to a moderate net positive contribution in 2013. Additional net operating income is also expected in 2013 from apartment communities acquired in July 2012 and May 2013.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase moderately for the full year 2013, compared to 2012. Capitalized development personnel and costs are expected to decline in 2013 as portions of the Company’s current development communities are completed, partially offset by the impact of a new development start in mid-2013. Additionally, general, administrative and other expenses are expected to include costs associated with the beginning of information technology system upgrades in 2013.

Management expects interest expense for the full year 2013 to be somewhat lower than in 2012 due to moderate reductions in gross interest expense resulting from 2012 debt refinancing activities that lowered the Company’s overall weighted average interest costs for 2013. The decline in gross interest expense is expected to be somewhat offset by reduced interest capitalization to development communities as certain communities were substantially completed in late 2012 and other apartment units are expected to be completed and delivered in 2013.

At September 30, 2013, the Company had one apartment community held for sale. Proceeds from this sale are intended to be used for general corporate purposes, including to fund future estimated construction expenditures for the Company’s existing development pipeline. This community was subsequently sold in October 2013 for gross proceeds of approximately $47,500. The Company expects to realize net accounting gains of approximately $28,000 in the fourth quarter of 2013 from this sale. The Company completed a reverse like-kind exchange for tax purposes.

Due to the substantial sell-out of both of the Company’s condominium projects in 2013, the Company expects condominium profits to be moderately lower in 2013 than in 2012. The Company also expects that revenue and profits from condominium sales will be significantly lower for the remainder of 2013, compared to the first nine months of 2013, as the Company completed the sell-out of the Austin Condominium Project in the second quarter of 2013, and substantially completed the sell-out of the Atlanta Condominium Project in the third quarter of 2013. The Company currently has only one unit remaining to sell at the Atlanta Condominium Project in the fourth quarter of 2013.

The Company currently expects to utilize available cash, retained 2013 operating cash flow, net proceeds from the sale of certain operating communities, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, its at-the-market common equity program, to fund future estimated construction expenditures. The Company’s 2013 outlook currently anticipates minimal to no additional share issuances under the Company’s at-the-market equity program in 2013. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Lastly, the Company expects interest and other income to decrease for the full year of 2013, compared to 2012, due primarily to income recognized in 2012 from the settlement of construction litigation, tax increment financing interest and information technology investment gains.

Liquidity and capital resources

The discussion in this Liquidity and capital resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $103,765 for the nine months ended September 30, 2012 to $117,401 for the nine months ended September 30, 2013 primarily due to increased property net operating income in 2013 from fully stabilized, lease-up and acquisition communities as well as somewhat lower interest expense in 2013. For the full year 2013, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, lease-up and acquisition communities as discussed above and due to somewhat lower net interest expense in 2013.

Net cash flows used in investing activities decreased from $122,566 for the nine months ended September 30, 2012 to $109,024 for the nine months ended September 30, 2013 primarily due to the reduced level of apartment community acquisition expenditures between years, offset somewhat by increased construction and development expenditures and higher proceeds from sales of real estate assets in 2013. For the full year 2013, the Company expects to continue to incur additional development expenditures on its existing development projects.

Net cash flows from financing activities changed from net cash provided by financing activities of $69,939 for the nine months ended September 30, 2012 to net cash used in financing activities of $68,848 for the nine months ended September 30, 2013 primarily due to treasury stock purchases and higher dividends in 2013 as well as higher net proceeds from debt financing activities and higher proceeds from the sale of common stock in 2012. For the full year 2013, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under its ATM program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures and no debt is scheduled to mature in 2013.

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

For the nine months ended September 30, 2013, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including operating capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through net proceeds from the sale of selected operating communities, possibly through net proceeds from the Company’s at-the-market common equity program and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from condominium sales for the nine months ended September 30, 2013 and for the full year of 2012 were $70,173 and $87,673, respectively. There were no sales of wholly-owned operating communities in the nine months ended September 30, 2013 or in the full year of 2012. In 2012, the Company also received a distribution of net sales proceeds of $7,674 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of September 30, 2013, the Company had one apartment community classified as held for sale, had completed the sell-out of condominium units at the Austin Condominium Project and had substantially completed the sell-out of condominium units at the Atlanta Condominium Project (one unit remaining for sale at September 30, 2013). In October 2013, the Company generated additional net sales proceeds of approximately $47,000 from the sale of the apartment community held for sale at September 30, 2013 (see “Outlook” above where discussed further).

In May 2013, the Company acquired Post Lakeside™, a 300-unit apartment community located in Orlando, Florida for a purchase price of $48,500. This community was completed in 2013. In connection with that acquisition, the Company initiated the sale of one of its older Atlanta apartment communities, with the intent to complete a reverse like-kind exchange. As described above, that sale and exchange was completed in October 2013.

In May 2012, the Company adopted a new at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. As of October 25, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of September 30, 2013, the Company’s aggregate pipeline of five apartment communities under development and lease-up totaled approximately $263,200, of which approximately $113,500 remained to be incurred by the Company. The Company may also begin additional developments in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, its at-the-market common equity program to fund future estimated construction expenditures.

As of October 25, 2013, the Company had cash and cash equivalents of approximately $90,600, including the net proceeds from the sale of the apartment community in October 2013 discussed above. Additionally, the Company had no outstanding borrowings, and $570 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at September 30, 2013.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock and debt repurchase programs

In May 2012, the Company adopted a new ATM common equity sales program for the sale of up to 4,000 shares of common stock. At September 30, 2013, the Company had 4,000 shares remaining for issuance under the program. Under a previous ATM program, for the full year 2012, the Company sold 550 shares for gross proceeds of $26,153. The average gross sales price per share was $47.55 and the Company’s net proceeds totaled $25,457 for the full year 2012. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. For the three and nine months ended September 30, 2013, the Company purchased 443 shares of common stock under this program. These shares were repurchased at an average price per share of $45.25 for an aggregate cost of $20,064.

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

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
New community development and acquisition activity (1)	$21,760	$103,331	$147,159	$177,697
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,800	1,212	4,213	2,522
Other community additions and improvements (3)	2,890	2,214	11,217	5,736
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	4,128	4,672	11,493	12,152
Corporate additions and improvements	569	76	1,225	521

	$31,147	$111,505	$175,307	$198,628

Other Data
Capitalized interest	$1,026	$1,414	$3,122	$4,414

Capitalized development and associated costs (5)	$737	$973	$2,163	$2,692

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At September 30, 2013, the Company had 1,620 apartment units in five communities under development or in lease-up. In the third quarter of 2013, one development community with 344 apartment units achieved stabilized occupancy of 95%. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 9/30/2013	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Under development
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	—	$58.6	149	$49.9	1Q 2013	3Q 2014	45.6%
Post Parkside™ at Wade	Raleigh, NC	397	875	14,908	55.0	152	49.4	1Q 2013	3Q 2014	41.6%
Post Richmond Avenue™	Houston, TX	242	857	—	34.3	165	25.2	1Q 2014	1Q 2015	N/A
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	196	17.1	2Q 2014	3Q 2015	N/A
Post Alexander™, II	Atlanta, GA	340	830	—	75.5	268	8.1	2Q 2015	4Q 2016	N/A

Total		1,620		25,464	$263.2		$149.7

Communities stabilized during the period (4)
Post Carlyle Square™, II	Wash. DC	344	906	—	$84.5	$271	$84.1	2Q 2012	3Q 2013	95.4%

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(5)	Represents unit status as of October 25, 2013.

Inflation

Substantially all of the leases at the Company’s communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the early termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and nine months ended September 30, 2013 and 2012 was as follows.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders	$18,051	$21,285	$64,037	$62,320
Noncontrolling interests - Operating Partnership	48	60	167	175
Depreciation on consolidated real estate assets	21,468	20,012	63,226	58,171
Depreciation on real estate assets held in unconsolidated entities	291	287	871	910
Gains on sales of real estate assets
Gains on sales of depreciable real estate assets - unconsolidated entities	—	—	—	(6,055)

Funds from operations available to common shareholders and unitholders (1)	$39,858	$41,644	$128,301	$115,521

Weighted average shares outstanding - basic (2)	54,493	54,245	54,544	53,786
Weighted average shares and units outstanding - basic (2)	54,636	54,388	54,687	53,935
Weighted average shares outstanding - diluted (2)	54,661	54,522	54,731	54,126
Weighted average shares and units outstanding - diluted (2)	54,804	54,665	54,874	54,275

(1)	For the three and nine months ended September 30, 2013, FFO included severance charges of $989, asset impairment charges of $400, expenses of approximately $281 associated with the start of an initiative to upgrade enterprise software systems and estimated fire casualty losses of $311. For the nine months ended September 30, 2012, FFO included a loss on early extinguishment of indebtedness of $301.
(2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 168 and 277 for the three months and 187 and 340 for the nine months ended September 30, 2013 and 2012, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 122 and 129 for the three months and 120 and 126 for the nine months ended September 30, 2013 and 2012, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2013, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At September 30, 2013, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at September 30, 2013. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(3,936)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(1,039)

							$(4,975)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the nine months ended September 30, 2013, there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of September 30, 2013, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2013 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013
July 31, 2013	—	$—	—	$200,000
August 1, 2013
August 31, 2013	—	—	—	$200,000
September 1, 2013
September 30, 2013	443,223	45.25	443,223	$179,936

Total	443,223	$45.25	443,223	$179,936

(1)	In the fourth quarter of 2012, the Company’s board of directors approved a stock repurchase program that was announced on December 5, 2012 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

POST PROPERTIES, INC.

November 4, 2013	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2013	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2013	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 4, 2013	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2013	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2013	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

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