Form 10-K
period 2013-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2014-02-28
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2013 was approximately $2,652,200,279. As of February 14, 2014, there were 54,324,553 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc. 2014 Proxy Statement in connection with its Annual Meeting of Shareholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of December 31, 2013, the Company owned an approximate 99.7% interest in the Operating Partnership. The remaining 0.3% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-K. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.3% at December 31, 2013). This annual report on Form 10-K presents the following separate financial information for both the Company and the Operating Partnership:

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

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2013, approximately 30.0%, 22.6%, 14.0% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2013, the Company had interests in 22,516 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units in five communities currently under development or in lease-up. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 635 employees, 18 of whom are parties to a collective bargaining agreement.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2013, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.7% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of common stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common or preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

Post Properties, Inc.	1
Post Apartment Homes, L.P.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership provides other services to third parties and, in prior years, sold for-sale condominium homes. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code of 1986, as amended. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

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

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast and the mid-Atlantic markets and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in ten markets as of December 31, 2013.

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

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 40 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed internet, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

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

Post Properties, Inc.	2
Post Apartment Homes, L.P.

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy has been to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives have included generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% and maintaining adequate liquidity through available cash and its unsecured lines of credit. At December 31, 2013, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets, and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

Operating Divisions

The major operating divisions of the Company include Post Apartment Management, Post Construction and Property Services, Post Investment Group and Post Corporate Services. Each of these operating divisions is discussed below.

Post Apartment Management

Post Apartment Management is responsible for the day-to-day operations of all Post® communities including community leasing and property management. Post Apartment Management also conducts short-term corporate apartment leasing activities and is the largest division in the Company, based on the number of employees.

Post Construction and Post Property Services

Post Construction and Post Property Services are responsible for overseeing all construction and physical asset maintenance activities of the Company for all Post® communities.

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

•	Newly stabilized communities - communities which reached stabilized occupancy in the prior year.

•

Lease-up communities - those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities - those communities acquired in the current or prior year.

A summary of segment operating results for 2013, 2012 and 2011 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Post Properties, Inc.	3
Post Apartment Homes, L.P.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2009 through December 31, 2013, the Company and its affiliates have developed and completed 2,591 apartment units in six apartment communities and in additional phases in two communities and sold five apartment communities containing an aggregate of 1,945 apartment units (including a joint venture interest in one apartment community consisting of 276 units in 2012). During the same period, the Company acquired three apartment communities containing 887 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2013		2012		2011		2010		2009
Units developed and completed	1,163		-		-		396		1,032
Units acquired	300		360		227		-		-
Units sold	(342)		(278	) (2)	-		-		(1,325	) (6)
Total units completed and owned by the Company and its affiliates at year-end	21,293	(1)	20,172	(3)	20,090	(4)	19,863	(5)	19,467	(7)
Total revenues from continuing operations (in thousands)	$362,737		$330,334		$301,003		$280,960		$272,021

(1)	Excludes 1,223 units currently under construction (including 410 units in lease-up) at December 31, 2013.
(2)	Includes a net decrease of two apartment units to reflect the conversion of two apartment units into commercial space.
(3)	Excludes 2,046 units under development (including 662 units in lease-up) at December 31, 2012.
(4)	Excludes 1,568 units under development at December 31, 2011.
(5)	Excludes 642 units under development at December 31, 2010.
(6)	Includes a net increase of three apartment units to reflect the addition of three apartment units.
(7)	Excludes 396 units under development at December 31, 2009.

Current Development Activity

At December 31, 2013, the Company had 1,620 apartment units in five communities under construction or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 12/31/2013	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Substantially complete, in lease-up
Post Parkside™ at Wade	Raleigh, NC	397	875	14,908	$55.0	$152	$51.1	1Q 2013	3Q 2014	62.0%
Under construction
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	—	55.6	141	53.6	1Q 2013	3Q 2014	64.6%
Post 510™	Houston, TX	242	857	—	34.8	168	29.4	1Q 2014	1Q 2015	N/A
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	196	21.5	2Q 2014	3Q 2015	N/A
Post Alexander™ , II	Atlanta, GA	340	830	—	75.5	268	11.7	2Q 2015	4Q 2016	N/A

Total		1,620		25,464	$260.7		$167.3

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of February 14, 2014.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

Condominium Activities

At December 31, 2013, the Company had one condominium unit available for-sale in one community. Previously in 2013, the Company was selling condominium homes at both the Four Seasons Private Residences, Austin (the “Austin Condominium Project”), consisting of 148 homes, and the Ritz-Carlton Residences, Atlanta Buckhead (the “Atlanta Condominium Project”), consisting of 126 homes. The Company does not expect to further engage in the for-sale condominium business in future periods, other than with respect to completing the sell-out of its final unit at the Atlanta Condominium Project.

Competition

All of the Company’s apartment communities are located in developed markets that include other upscale apartments owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing them to grow at rates greater than the Company. The number of competitive upscale apartment communities and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities, including any newly developed or acquired communities, and on the rents charged. In addition, other forms of residential properties, including single family housing, condominiums and town homes, provide housing alternatives to potential residents of upscale apartment communities.

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

Americans with Disabilities Act and Fair Housing Act

The Company’s multi-family housing communities must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company must also comply with the Fair Housing Act (the “FHA”), which requires that apartment communities first occupied after March 13, 1991 be designed and constructed by the developer to be accessible to persons with disabilities.

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

Post Properties, Inc.	5
Post Apartment Homes, L.P.

the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court's scheduling order, the deadline for completion of discovery was November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The cost associated with ongoing or future litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations, cash flows and financial condition.

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multi-family apartment communities and other projects.

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

In developing properties and constructing apartment communities and any other projects, the Company utilizes independent environmental consultants to determine whether there are any flood plains, wetlands or other environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements. If wetlands or other environmentally sensitive areas are identified, the Company plans and conducts its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards. In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

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

Post Properties, Inc.	6
Post Apartment Homes, L.P.

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

The Company has not been notified by any governmental authority of any material noncompliance, claim or liability in connection with environmental conditions associated with any of its apartment communities and other projects. The Company has not been notified of a material claim for personal injury or property damage by a private party relating to any of its apartment communities and other projects in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of its apartment communities and other projects that could be considered to be material.

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment communities and other projects or the Company might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

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

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. A lack of economic growth may have a disproportionate impact on the Company as discussed above. In general, factors that may adversely affect market and economic conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;
•	local conditions, such as oversupply of, or reduced demand for, apartment homes;
•	declines in household formation;
•	favorable residential mortgage rates;

Post Properties, Inc.	7
Post Apartment Homes, L.P.

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and
•	competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors would adversely affect the Company’s ability to achieve desired operating results from its communities.

Development and construction risks could impact the Company’s profitability.

The Company may develop and construct apartment communities. The Company is currently developing its Post Parkside™ at Wade apartment community in Raleigh, North Carolina, a third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, its Post 510™ community in Houston, Texas, its Post Soho Square™ community in Tampa, Florida and a second phase of its Post Alexander™ apartment community in Atlanta, Georgia. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

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

•

land costs and construction costs have been volatile in the Company’s markets and may continue to be volatile in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents that would compensate for these increases in costs; and

•	uncertainties associated with warranty and related obligations for the Company’s for-sale condominium homes sold.

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

Post Properties, Inc.	8
Post Apartment Homes, L.P.

The Company is subject to increased exposure to economic and other competitive factors due to the concentration of its investments in certain markets.

At December 31, 2013, approximately 30.0%, 22.6%, 14.0% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in other core markets. The Company is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Economic slowdowns in the U.S. and declines in the condominium and single family housing markets may negatively affect the Company’s financial condition and results of operations.

There was a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. Although the real estate development industry and the U.S. economy has seen gradual improvement since 2010, there can be no assurance that market conditions will remain or improve further in the near future. Negative trends may materially and adversely affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, conditions in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from any economic downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

Failure to generate sufficient cash flows could affect the Company’s debt financing and create refinancing risk.

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities to make future principal payments, it may not have sufficient cash flow available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities:

•	the national and local economies;
•	local real estate market conditions, such as an oversupply of apartment homes or competing for-sale (condominium) housing;
•	the perceptions by prospective residents or buyers of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;
•	the Company’s ability to provide adequate management, maintenance and insurance for its apartment communities; and
•	rental expenses for its apartment communities, including real estate taxes, insurance and utilities.

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2013, the Company had outstanding mortgage indebtedness of $398,734, senior unsecured notes of $400,000, unsecured term loan indebtedness of $300,000 and no outstanding borrowings on its unsecured revolving lines of credit. None of the Company’s indebtedness matures in 2014.

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

Post Properties, Inc.	9
Post Apartment Homes, L.P.

indebtedness to not more than 25% and to maintain adequate liquidity through the Company’s available cash and unsecured lines of credit. At December 31, 2013, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

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

If the Company or one of its subsidiaries defaults on its obligations to repay outstanding indebtedness, the default could cause a cross-default or cross-acceleration under other indebtedness and off-balance sheet derivative obligations. A default under the agreements governing the Company’s or its subsidiaries’ indebtedness, including a default under mortgage indebtedness, revolving lines of credit, bank term loan, or the indenture for the Company’s outstanding senior notes, that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness and off-balance sheet derivative obligations, which could cause an immediate default or allow the lenders or counterparties to declare all funds borrowed thereunder to be due and payable.

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

Post Properties, Inc.	10
Post Apartment Homes, L.P.

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

The Company pays regular quarterly dividends to holders of shares of its common stock. Commencing with the dividend paid in July 2013, the Company established a quarterly dividend payment rate to common shareholders of $0.33 per share. In February 2014, the Company increased the quarterly dividend payment rate to $0.36 per common share. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2014. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2014.

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

Future dividend payments by the Company will be paid at the discretion of the board of directors. In evaluating whether to pay any dividends and the level and form of such dividends, the Company anticipates that the board of directors will consider, among other factors, the following:

•

funds from our operations, the Company’s financial condition and capital requirements in light of the current economic climate and the resulting impact on the Company’s business, which may persist in 2014;

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

Post Properties, Inc.	11
Post Apartment Homes, L.P.

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

The Company expects that other real estate investors will compete to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other multi-family REITs. This competition could increase prices for properties of the type that the Company would likely pursue, and competitors may have greater resources than the Company. As a result, the Company may not be able to make attractive investments on favorable terms and promptly deploy proceeds from property sales, which could adversely affect its growth.

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

Post Properties, Inc.	12
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

The Company’s multi-family housing communities must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

The Company must also comply with the Fair Housing Act, or the FHA, which requires that multi-family housing communities first occupied after March 13, 1991, be designed and constructed by the developer to be accessible to persons of disabilities. Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the Company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

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

Post Properties, Inc.	13
Post Apartment Homes, L.P.

injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court's scheduling order, the deadline for completion of discovery was November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The cost associated with ongoing or future litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition. In addition, in connection with certain property dispositions or formations of strategic joint ventures, the Company may be required to provide indemnification against liabilities associated with the litigation.

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

Post Properties, Inc.	14
Post Apartment Homes, L.P.

The Company may experience increased costs to own and maintain its properties.

The Company may experience increased costs associated with capital improvements and routine property maintenance, such as repairs to the foundation, exterior walls, and rooftops of its properties, as its properties advance through their life-cycles. In addition, the Company has recently experienced increases in the amount of real property taxes it must pay on its properties and its expenses related to property taxes may further increase as property tax rates change and as its properties are assessed or reassessed by tax authorities. Any increases in the Company’s expenses to own and maintain its properties would consequently reduce the Company’s cash flow.

The Company’s previous investment in for-sale condominium housing exposes the Company to continuing risks and challenges.

Although the Company has substantially sold out of the condominium business with the completed sell-out of its Austin Condominium Project and its substantial sell-out of the Atlanta Condominium Project during 2013, and does not expect to further engage in the for-sale condominium business in future periods, the Company will continue to be exposed to additional risks and challenges related to warranty claims and related obligations, which could have an adverse impact on the Company’s business, results of operations and financial condition.

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

Post Properties, Inc.	15
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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 868 were outstanding as of December 31, 2013. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

Post Properties, Inc.	16
Post Apartment Homes, L.P.

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

At December 31, 2013, the Company owned 58 Post® multi-family apartment communities, including two communities, or portions thereof, in lease-up and four communities held in unconsolidated entities. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	15	6,267	28.9%
Dallas, TX	15	4,725	21.8%
Greater Washington, D.C.	7	2,914	13.4%
Tampa, FL	4	2,111	9.7%
Charlotte, NC	5	1,748	8.1%
Orlando, FL	3	1,308	6.0%
Houston, TX	2	961	4.4%
Austin, TX	4	935	4.3%
Raleigh, NC	1	397	1.8%
New York, NY	2	337	1.6%

	58	21,703	100.0%

Post Properties, Inc.	17
Post Apartment Homes, L.P.

Thirty-nine of the communities have equal to or in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 13.7 years. The average economic occupancy rate was 95.7% and 96.0% for 2013 and 2012, respectively, and the average monthly rental rate per apartment unit was $1,416 and $1,362, respectively, for the 50 communities stabilized for 2013 and 2012. See “Selected Financial Information.”

At December 31, 2013, the Company had 1,620 apartment units in five communities currently under construction or in lease-up. Two communities, or portions thereof, in lease-up totaling 807 apartment units are included in the table above and the community information on pages 18 and 19.

At December 31, 2013, the Company, through a taxable REIT subsidiary, had one condominium home available for sale.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2013 Average Rental Rates Per Unit	2013 Average Economic Occ. (1)
Atlanta
Buckhead / Brookhaven
Post Alexander™	2008	307	$1,721	97.0%
Post Brookhaven®	1990-1992 (3)	735	1,130	97.3%
Post Chastain®	1990/2008	558	1,257	97.2%
Post Collier Hills® (2)	1997	396	1,122	97.3%
Post Gardens®	1998	397	1,304	96.7%
Post Glen®	1997	314	1,301	97.0%
Post Lindbergh® (2)	1998	396	1,165	97.2%
Post Peachtree Hills®	1992-1994/2009 (3)	300	1,384	97.5%
Post StratfordTM (4)	2000	250	1,368	95.6%
Dunwoody
Post Crossing®	1995	354	1,183	96.5%
Emory Area
Post BriarcliffTM	1999	688	1,232	96.2%
Midtown
Post ParksideTM	2000	188	1,553	97.7%
Northwest Atlanta
Post Crest ® (2)	1996	410	1,087	98.0%
Post Riverside®	1998	522	1,532	94.8%
Post SpringTM	2000	452	1,058	95.9%

Subtotal/Average – Atlanta		6,267	1,200	96.7%

Dallas
North Dallas
Post Addison CircleTM	1998-2000 (3)	1,334	1,081	94.4%
Post EastsideTM	2008	435	1,194	95.2%
Post Legacy	2000	384	1,067	94.9%
Post Sierra at Frisco Bridges™	2009	268	1,119	93.1%
Uptown Dallas
Post AbbeyTM	1996	34	1,985	96.3%
Post Cole’s CornerTM	1998	186	1,198	96.3%
Post GalleryTM	1999	34	2,881	95.9%
Post HeightsTM	1998-1999/2009 (3)	368	1,379	95.8%
Post Katy T rail™	2010	227	1,645	96.6%
Post MeridianTM	1991	133	1,343	95.9%
Post SquareTM	1996	216	1,360	95.4%
Post Uptown VillageTM	1995-2000 (3)	496	1,138	97.0%
Post VineyardTM	1996	116	1,186	96.1%
Post VintageTM	1993	160	1,248	96.8%
Post WorthingtonTM	1993/2008	334	1494	95.3%

Subtotal/Average – Dallas		4,725	1,230	95.4%

Austin
Post Barton Creek™	1998	160	1,812	96.8%
Post Park Mesa™	1992	148	1,482	96.1%
Post South Lamar™ (5)	2013	298	1,609	N/A
Post West Austin™	2009	329	1,455	95.8%

Subtotal/Average – Austin (5)		935	1,569	96.2%

Post Properties, Inc.	18
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2013 Average Rental Rates Per Unit	2013 Average Economic Occ. (1)
Houston
Post Midtown Square®	1999	529	$1,370	97.0%
Post Midtown Square® – Phase III (5)	2013	124	1,732	N/A
Post Rice LoftsTM (4)	1998	308	1,572	97.0%

Subtotal/Average – Houston (5)		961	1,183	97.0%

Tampa
Post Bay at Rocky Point ™	1997	150	1,429	97.4%
Post Harbour PlaceTM	1999-2002 (3)	578	1,517	98.3%
Post Hyde Park®	1996-2008	467	1,467	97.8%
Post Rocky Point ®	1996-1998 (3)	916	1,279	95.1%

Subtotal/Average – Tampa		2,111	1,396	96.9%

Orlando
Post Lake® at Baldwin Park	2004-2007 (3)	350	1,496	96.4%
Post Lake® at Baldwin Park – Phase III (5)	2013	410	1,553	N/A
Post Lakeside™	2013	300	1,288	94.3%
Post ParksideTM	1999	248	1,475	96.9%

Subtotal/Average – Orlando (5)		1,308	1,462	96.2%

Charlotte
Post Ballantyne	2004	323	1,195	95.8%
Post Gateway PlaceTM	2000	436	1,119	95.6%
Post Park at Phillips Place®	1998	402	1,391	95.8%
Post South End™	2009	360	1,323	97.3%
Post Uptown PlaceTM	2000	227	1,166	96.9%

Subtotal/Average – Charlotte		1,748	1,244	96.2%

Raleigh

Post Parkside™ at Wade (5)	2013	397	1,009	N/A

Washington D.C .
Maryland
Post Fallsgrove	2003	361	1,719	94.6%
Post Park®	2010	396	1,638	95.7%
Virginia
Post Carlyle Square™	2006	205	2,339	93.6%
Post Carlyle Square™ – Phase II (5)	2013	344	2,443	N/A
Post Corners at Trinity Centre	1996	336	1,614	95.9%
Post Pentagon RowTM	2001	504	2,285	91.9%
Post Tysons CornerTM	1990	499	1,726	91.9%
Washington D.C.
Post Massachusetts AvenueTM (2)	2002	269	3,227	95.9%

Subtotal/Average – Washington, D.C . (5)		2,914	2,063	93.9%

New York City
Post LuminariaTM	2002	138	3,895	95.7%
Post ToscanaTM	2003	199	3,926	94.3%

Subtotal/Average – New York City		337	3,913	94.9%

Total		21,703	$1,409	95.8%

(1)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(2)	These communities are owned in unconsolidated entities.
(3)	These dates represent the respective completion dates for multiple phases of a community.
(4)	The Company has a leasehold interest in the land underlying these communities.
(5)

These communities, or portions thereof, are in lease-up, or otherwise achieved stabilized occupancy during 2013, therefore the average economic occupancy information is not included above. As such, the respective market average economic occupancy and market average rental rate totals exclude these communities.

Post Properties, Inc.	19
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court's scheduling order, the deadline for completion of discovery was November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Post Properties, Inc.	20
Post Apartment Homes, L.P.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 14, 2014 are as follows:

NAME	POSITIONS AND OFFICES HELD
David P. Stockert	President and Chief Executive Officer
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
David C. Ward	Executive Vice President and Chief Investment Officer
Charles A. Konas	Executive Vice President, Construction and Property Services
S. Jamie Teabo	Executive Vice President, Property Management
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate Company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 51 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 48 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-nine years. Since October 1997, she has been an Executive Vice President of the Company and is responsible for oversight of all legal matters of the Company and risk management. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 59 years old.

David C. Ward.  Mr. Ward has been an Executive Vice President and Chief Investment Officer of the Company since August 2013 and is responsible for all acquisition, disposition, development, and asset management activities for the Company’s portfolio. Mr. Ward served as Executive Vice President, Regional Investment Director from August 2004 to August 2013. Prior to joining the Company, Mr. Ward was Divisional President and Managing Partner for JPI Partners, Inc., where he was responsible for multifamily investment activities for regional offices in Texas, Georgia and Florida. Mr. Ward is 54 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance. Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007. Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004. Mr. Konas is 55 years old.

S. Jamie Teabo. Ms. Teabo has been with the Company for twenty-seven years. Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities. She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 50 years old.

Arthur J. Quirk. Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate Company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 55 years old.

Post Properties, Inc.	21
Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share, shares/units and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS." The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared
2012
First Quarter	$47.05	$41.95	$0.22
Second Quarter	50.83	44.59	0.25
Third Quarter	52.98	47.54	0.25
Fourth Quarter	50.70	46.17	0.25

2013
First Quarter	$50.89	$46.19	$0.25
Second Quarter	52.57	45.23	0.33
Third Quarter	50.21	43.88	0.33
Fourth Quarter	46.65	42.43	0.33

On February 14, 2014, the Company had 1,324 common shareholders of record and 54,324,553 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant. For a discussion of the Company's credit agreements and their restrictions on dividend payments, see note 4 to the consolidated financial statements.

During 2013, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 14, 2014, the Operating Partnership had 17 holders of record of Common Units and 135,328 Common Units outstanding, excluding the 54,324,553 of Common Units owned by the Company.

For each quarter during 2013 and 2012, the Operating Partnership paid a cash distribution, per unit, to holders of Common Units equal in amount to the dividends paid, per share, on the Company’s common stock for such quarter.

During 2013, the Operating Partnership did not sell any unregistered securities.

In 2012, the Company’s board of directors adopted a stock and notes repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes from time to time until December 31, 2014. The Company did not repurchase any common or preferred stock in 2012. For the three months ended December 31, 2013, the Company repurchased 107 shares of common stock at an aggregate cost of $4,736. For the full year 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800.

Post Properties, Inc.	22
Post Apartment Homes, L.P.

Equity compensation plan information

The following table presents information as of December 31, 2013 about our common stock that may be issued under the Company’s Amended and Restated 2003 Incentive Stock Plan. As of December 31, 2013, there were outstanding stock grants subject to forfeiture for 75,381 shares which are not reflected in the table.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (per share)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Incentive Stock Plan (1)(2)	538,764	$36.11	1,561,095

Total	538,764	36.11	1,561,095
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	538,764	$36.11	1,561,095

(1)	The term for all outstanding options and SARs is ten years from the date of grant.
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

Post Properties, Inc.	23
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$341,902	$311,021	$282,584	$264,274	$256,103
Other	20,835	19,313	18,419	16,686	15,918

Total revenues	$362,737	$330,334	$301,003	$280,960	$272,021

Income (loss) from continuing operations (1)	$81,122	$82,786	$24,717	$(8,002)	$(96,729)
Income from discontinued operations (2)	29,798	1,505	878	1,011	85,240

Net income (loss)	110,920	84,291	25,595	(6,991)	(11,489)
Noncontrolling interests, net	(386)	(352)	(129)	31	8,266
Dividends to preferred shareholders and redemption costs	(3,688)	(3,688)	(6,212)	(7,547)	(7,637)

Net income (loss) available to common shareholders	$106,846	$80,251	$19,254	$(14,507)	$(10,860)

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends) - basic	$1.42	$1.46	$0.36	$(0.32)	$(2.12)
Income from discontinued operations - basic	0.55	0.03	0.02	0.02	1.88
Net income (loss) available to common shareholders - basic	1.96	1.49	0.38	(0.30)	(0.24)
Income (loss) from continuing operations (net of preferred dividends) - diluted	$1.41	$1.45	$0.36	$(0.32)	$(2.12)
Income from discontinued operations - diluted	0.54	0.03	0.02	0.02	1.88
Net income (loss) available to common shareholders - diluted	1.96	1.48	0.38	(0.30)	(0.24)
Dividends declared	1.24	0.97	0.84	0.80	0.80
Weighted average common shares outstanding - basic	54,336	53,821	50,420	48,483	45,179
Weighted average common shares outstanding - diluted	54,508	54,131	50,808	48,483	45,179

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,164,157	$3,034,633	$2,842,534	$2,734,889	$2,731,911
Real estate, net of accumulated depreciation	2,251,139	2,191,708	2,075,517	2,042,375	2,106,520
Total assets	2,381,677	2,363,364	2,139,064	2,114,779	2,177,429
Total indebtedness	1,098,734	1,102,464	970,443	1,033,249	992,760
Total redeemable common units	6,121	7,159	6,840	6,192	3,402
Total equity	1,152,731	1,119,620	1,047,523	967,295	1,016,053

OTHER DATA
Cash flow provided by (used in):
Operating activities	$150,374	$134,189	$102,384	$77,111	$69,263
Investing activities	(95,738)	(145,015)	(94,940)	(22,320)	(24,871)
Financing activities	(91,224)	116,440	(16,449)	(46,049)	(106,517)
Total stabilized communities (at end of period)	57	56	56	55	51
Total stabilized apartment units (at end of period)	20,896	20,172	20,090	19,863	18,435
Average economic occupancy (fully stabilized communities) (3)	95.7%	96.0%	95.9%	95.3%	94.0%

(1)

Income (loss) from continuing operations in 2013 included severance, impairment and other charges of $2,417. Income (loss) from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continuing operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317.

(2)	Reflects gains and operating results of communities held for sale and sold in the applicable years.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.1%, 95.3%, 95.1%, 94.2% and 92.8% for 2013, 2012, 2011, 2010 and 2009, respectively). Net concessions were $1,003, $1,159, $1,338, $1,842 and $2,045 for 2013, 2012, 2011, 2010 and 2009, respectively. Employee discounts were $837, $855, $732, $711 and $749 for 2013, 2012, 2011, 2010 and 2009, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy, or (ii) one year after completion of construction.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$341,902	$311,021	$282,584	$264,274	$256,103
Other	20,835	19,313	18,419	16,686	15,918

Total revenues	$362,737	$330,334	$301,003	$280,960	$272,021

Income (loss) from continuing operations (1)	$81,122	$82,786	$24,717	$(8,002)	$(96,729)
Income from discontinued operations (2)	29,798	1,505	878	1,011	85,240

Net income (loss)	110,920	84,291	25,595	(6,991)	(11,489)
Noncontrolling interests, net	(107)	(135)	(67)	(20)	8,218
Distributions to preferred unitholders and redemption costs	(3,688)	(3,688)	(6,212)	(7,547)	(7,637)

Net income (loss) available to common unitholders	$107,125	$80,468	$19,316	$(14,558)	$(10,908)

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions) - basic	$1.42	$1.46	$0.36	$(0.32)	$(2.12)
Income from discontinued operations - basic	0.55	0.03	0.02	0.02	1.88
Net income (loss) available to common unitholders - basic	1.96	1.49	0.38	(0.30)	(0.24)
Income (loss) from continuing operations (net of preferred distributions) - diluted	$1.41	$1.45	$0.36	$(0.32)	$(2.12)
Income from discontinued operations - diluted	0.54	0.03	0.02	0.02	1.88
Net income (loss) available to common unitholders - diluted	1.96	1.48	0.38	(0.30)	(0.24)
Distributions declared	1.24	0.97	0.84	0.80	0.80
Weighted average common units outstanding - basic	54,478	53,968	50,584	48,655	45,382
Weighted average common units outstanding - diluted	54,650	54,278	50,972	48,655	45,382

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,164,157	$3,034,633	$2,842,534	$2,734,889	$2,731,911
Real estate, net of accumulated depreciation	2,251,139	2,191,708	2,075,517	2,042,375	2,106,520
Total assets	2,381,677	2,363,364	2,139,064	2,114,779	2,177,429
Total indebtedness	1,098,734	1,102,464	970,443	1,033,249	992,760
Total redeemable common units	6,121	7,159	6,840	6,192	3,402
Total equity	1,152,731	1,119,620	1,047,523	967,295	1,016,053

OTHER DATA
Cash flow provided by (used in):
Operating activities	$150,374	$134,189	$102,384	$77,111	$69,263
Investing activities	(95,738)	(145,015)	(94,940)	(22,320)	(24,871)
Financing activities	(91,224)	116,440	(16,449)	(46,049)	(106,517)

Total stabilized communities (at end of period)	57	56	56	55	51
Total stabilized apartment units (at end of period)	20,896	20,172	20,090	19,863	18,435
Average economic occupancy (fully stabilized communities) (3)	95.7%	96.0%	95.9%	95.3%	94.0%

(1)

Income (loss) from continuing operations in 2013 included severance, impairment and other charges of $2,417. Income (loss) from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity. Income (loss) from continuing operations in 2009 included consolidated impairment charges of $9,658 and impairment charges from an unconsolidated entity of $74,733, severance charges of $4,764 and a net loss on the early extinguishment of indebtedness of $3,317.

(2)	Reflects gains and operating results of communities held for sale and sold in the applicable years.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.1%, 95.3%, 95.1%, 94.2% and 92.8% for 2013, 2012, 2011, 2010 and 2009, respectively). Net concessions were $1,003, $1,159, $1,338, $1,842 and $2,045 for 2013, 2012, 2011, 2010 and 2009, respectively. Employee discounts were $837, $855, $732, $711 and $749 for 2013, 2012, 2011, 2010 and 2009, respectively. A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy, or (ii) one year after completion of construction.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2013, the Company had interests in 22,516 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units at five communities currently under development or in lease-up. At December 31, 2013, approximately 30.0%, 22.6%, 14.0% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2013, the Company owned approximately 99.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.3% common minority interest in the Operating Partnership.

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

Property Operations

A relatively moderate supply of new apartment units, coupled with improving multi-family housing demand attributed to a gradually improving economy in the United States and favorable demographics, have contributed to improved apartment fundamentals in the Company’s markets since 2010. As a result, year-over-year same store revenues and net operating income ("NOI") increased by 3.8% and 3.4%, respectively, in 2013, as compared to 2012. The Company's operating results for 2013 and its outlook for 2014 are more fully discussed in the "Results of Operations" and "Outlook" sections below. The Company's outlook for 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in 2013 and this trend is expected to continue into 2014.

Acquisition Activity

In May 2013, the Company acquired Post Lakeside™, a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The community was completed in 2013. In July 2012, the Company acquired Post South End™, a 360-unit apartment community located in Charlotte, North Carolina for a purchase price of approximately $74,000. The community was completed in 2009, and also includes 7,612 square feet of retail space. Operating results for 2013 and 2012 include revenues of $8,708 and $2,757, respectively, and net operating income of $5,721 and $1,868, respectively, from these communities.

Post Properties, Inc.	26
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Development Activity

In the first half of 2013, the Company substantially completed three apartment communities (Post Carlyle Square™, Phase II in Alexandria, Virginia, Post South Lamar™ in Austin, Texas and Post Midtown Square®, Phase III in Houston, Texas), containing 766 apartment units and approximately 19,621 square feet of retail space, and these communities achieved stabilized residential occupancy of 95%. In addition, in the fourth quarter of 2013, the Company substantially completed construction of Post Parkside™ at Wade in Raleigh, North Carolina, consisting of 397 units and approximately 14,908 square feet of retail space. This community was 62.0% leased as of February 14, 2014. The Company also began the lease-up of Post Lake® at Baldwin Park, Phase III, discussed below. This community was 64.6% leased at February 14, 2014.

Operating results for 2013 and 2012 included revenues of $16,765 and $1,779 and net operating income (loss) of $8,640 and $(5), respectively, from these communities.

At December 31, 2013, the Company had four communities under construction: (1) the third phase of its Post Lake® at Baldwin Park apartment community in Orlando, Florida, planned to consist of 410 luxury apartment units with a total estimated development cost of approximately $55,600, (2) the Post 510™ apartment community in Houston, Texas, planned to consist of 242 apartment units with an estimated development cost of approximately $34,800, (3) the Post Soho Square™ apartment community in Tampa, Florida, planned to consist of 231 apartment units and approximately 10,556 square feet of retail space with a total estimated development cost of approximately $39,800 and (4) the second phase of its Post Alexander™ apartment community in Atlanta, Georgia, planned to consist of 340 apartment units with an estimated development cost of approximately $75,500.

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales and net proceeds from its at-the-market common equity sales program to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at December 31, 2013, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

In 2013, the Company substantially completed the sell-out of condominium homes at two wholly owned condominium communities: The Ritz-Carlton Residences, Atlanta Buckhead (the "Atlanta Condominium Project"), consisting of 126 units, and the Four Seasons Private Residences, Austin (the "Austin Condominium Project"), consisting of 148 units. In the second quarter of 2013, the Company completed the sell-out of the Austin Condominium Project. In the third quarter of 2013, the Company substantially completed the sell-out of the Atlanta Condominium Project, with only one unit remaining for sale at December 31, 2013. The Company does not expect to further engage in the for-sale condominium business in future periods, other than with respect to completing the sell-out of its final unit at the Atlanta Condominium Project. The Company has redeployed the proceeds from condominium sales back into its core apartment business. At December 31, 2013, the Company's condominium investment totaled $1,122 as reflected on its consolidated balance sheet.

Severance, Impairment and Other Expenses

Severance, impairment and other expenses in 2013 included severance charges of $1,189 related to the departure of an executive officer and other personnel and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 14 to the consolidated financial statements). In connection with the executive officer’s departure discussed above, the Company realigned the executive responsibilities in the Company’s investment

Post Properties, Inc.	27
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

group. The Company also recognized expenses of approximately $592 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $236 related to fire damage sustained at one of the Company’s communities. The casualty losses were beneath the Company’s insured deductibles.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2014, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the prepayment of indebtedness, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2014 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2014 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2014, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	The Company’s ability to maintain its current dividend level;
•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and development locations;
•	The Company’s ability to compete for limited investment opportunities;
•	The effects of any decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans;
•	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;
•	The success of the Company’s acquired apartment communities;
•	The Company’s ability to succeed in new markets;
•	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;
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

•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The costs associated with moisture infiltration and resulting mold remediation;
•	Uncertainties associated with increased costs to own and maintain the Company’s apartment communities;
•	Ongoing risks and uncertainties associated with the Company’s previous investment in for-sale condominium housing;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;
•	Increased costs arising from health care reform;
•	Any breach of the Company’s privacy or information security systems; and
•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Critical Accounting Policies

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. As the Company is primarily in the business of developing, owning and managing apartment communities, its critical accounting policies relating to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities are subject to significant management estimates and judgments.

Post Properties, Inc.	29
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. In 2013, 2012 and 2011, the Company capitalized interest totaling $3,962, $5,534 and $3,000, respectively. The decrease in capitalized interest in 2013 primarily relates to the completion of three development communities in the first half of 2013 and resulting reduction in weighted average costs of communities under construction. The weighted average interest rate used in the calculation of the capitalized interest amounts was 4.6%, 5.4% and 6.0% in 2013, 2012 and 2011, respectively and, as a result, was also a contributing factor in the decrease in interest capitalization in 2013 discussed above. In 2014, the Company anticipates decreased interest capitalization over 2013 levels due to the substantial completion of construction at four development communities as of December 31, 2013. The Company expects to start additional development communities in 2014; however, the starts are generally expected to occur in the second half of the year. The average interest rate expected to be used in the interest capitalization calculation in 2014 is expected to be consistent with, or modestly lower than, the rate in 2013. Lower average capitalization rates in 2013 resulted from debt refinancing activities in 2012 that lowered the Company’s effective interest rates on its total indebtedness (see note 4 to the consolidated financial statements). Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and could cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. As discussed above, the completion of three development communities in the first half of 2013 also led to a decrease in the capitalization of such costs from 2012 to 2013. In 2013, 2012 and 2011, the Company capitalized $2,900, $3,755 and $2,854, respectively, and expensed $1,755, $1,317 and $1,161, respectively, of development personnel and associated costs. The Company expects capitalization of development personnel and associated costs to development projects to be lower in 2014 due to fewer aggregate developments under construction in 2014, as several existing development communities are expected to reach substantial completion of construction in the first half of 2014, and since new 2014 development starts are generally expected to occur in the second half of 2014.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At December 31, 2013, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and in determining that no impairment existed. See notes 1 and 14 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In periods prior to and including 2013, under ASC Topic 360-20, “Plant Property and Equipment – Real Estate Sales,” the Company used the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs were used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits were adjusted to reflect changes in the actual and estimated costs and revenues of each project. At December 31, 2013, the Company had substantially completed the sell-out of condominium units.

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

The Company's revenues and earnings from continuing operations are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating apartment communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy or (2) one year after completion of construction.

For the year ended December 31, 2013, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of 2013 and 2012 (same store communities), (2) two communities and a portion of three communities in lease-up during 2013, and (3) two communities acquired in 2013 and 2012. There were no apartment communities classified as held for sale at December 31, 2013.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing, and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing, management and leasing personnel expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. The lease-up deficits in 2013, 2012 and 2011 were approximately $(1,977), $(1,985) and $0, respectively.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The operating performance from continuing operations for all of the Company's apartment communities summarized by segment for 2013 and 2012 is summarized as follows:

	Year ended December 31,
	2013	2012	% Change
Rental and other property revenues
Fully stabilized communities (1)	$313,412	$301,899	3.8%
Lease-up communities (2)	16,765	1,779	842.4%
Acquired communities (3)	8,708	2,757	215.9%
Other property segments (4)	22,980	23,049	(0.3)%

	361,865	329,484	9.8%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	121,149	115,891	4.5%
Lease-up communities (2)	8,125	1,784	355.4%
Acquired communities (3)	2,987	889	236.0%
Other property segments, including corporate
management expenses (5)	23,000	23,211	(0.9)%

	155,261	141,775	9.5%

Property net operating income (6)	$206,604	$187,709	10.1%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$3,540	$3,345	5.8%
Other	10,992	12,580	(12.6)%

Total	$14,532	$15,925	(8.7)%

Periodically recurring	$15,846	$8,101	95.6%

Average apartment units in service	19,573	18,379	6.5%

(1)	Communities which reached stabilization prior to January 1, 2012.
(2)	Communities in lease-up that were not stabilized as of January 1, 2013, including communities stabilized in 2013.
(3)	Communities acquired in 2012 and 2013.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $872 and $850 in 2013 and 2012, respectively.

(5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and community maintenance. In 2013 and 2012, corporate property management expenses were $11,931 and $11,645, respectively.

Post Properties, Inc.	32
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2013	2012
Fully stabilized community NOI	$192,263	$186,008
Property NOI from other operating segments	14,341	1,701

Consolidated property NOI	206,604	187,709

Add (subtract):
Interest income	77	393
Other revenues	872	850
Depreciation	(85,608)	(79,367)
Interest expense	(44,704)	(46,028)
Amortization of deferred financing costs	(2,573)	(2,695)
General and administrative	(17,245)	(16,342)
Investment and development	(1,755)	(1,317)
Other investment costs	(1,324)	(1,401)
Severance, impairment and other	(2,417)	-
Gains on condominium sales activities, net	27,944	36,273
Equity in income of unconsolidated real
estate entities, net	2,090	7,995
Other income (expense), net	(839)	1,034
Net loss on extinguishment of indebtedness	-	(4,318)

Income from continuing operations	81,122	82,786
Income from discontinued operations	29,798	1,505

Net income	$110,920	$84,291

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

	Year ended December 31,
	2013	2012
Annually recurring capital expenditures
Continuing operations	$14,532	$15,925
Discontinued operations	141	245

Total annually recurring capital expenditures	$14,673	$16,170

Periodically recurring capital expenditures
Continuing operations	$15,846	$8,101
Discontinued operations	47	14

Total periodically recurring capital expenditures	$15,893	$8,115

Total revenue generating capital expenditures	$5,965	$3,730

Decrease (increase) in capital expenditure accruals	$(295)	$-

Total property capital expenditures per statements of cash flows	$36,236	$28,015

The Operating Partnership reported net income available to common unitholders of $107,125 in 2013, compared to $80,468 in 2012. The Company reported net income available to common shareholders of $106,846 in 2013, compared to $80,251 in 2012. As discussed below, the additional income between periods primarily reflects increased net operating income from fully stabilized communities, increased income from lease-up and acquisition communities, increased gains on the sale of real estate assets and decreased interest expense between periods, offset partially by reduced gains on condominium sales in 2013.

Rental and other revenues from property operations increased $32,381 or 9.8% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities of $11,513 or 3.8%, increased revenues of $14,986

Post Properties, Inc.	33
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

from lease-up communities and increased revenues of $5,951 from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by reduced revenues of $69 from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of five communities as apartment units were completed in mid-2012 and into 2013.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $13,486 or 9.5% from 2012 to 2013 primarily due to increases from fully stabilized communities of $5,258 or 4.5%, increases of $6,341 from lease-up communities and increases of $2,098 from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by a decrease in other property segment expense, including corporate property management expenses, of $211. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of five development communities that began delivering apartment units in mid-2012 and throughout 2013. The expense decrease from other property segments primarily reflects a general decrease in the volume of the Company’s corporate apartment rental business between years, offset somewhat by modest increases in corporate property management expenses.

In 2013 and 2012, gains on condominium sales activities were $27,944 and $36,273, respectively. The decrease in condominium gains between periods primarily reflects the impact of fewer condominium unit closings in 2013, offset somewhat by lower on-going condominium carrying costs as units were sold, and by improved profit margins at both condominium communities between years. Condominium revenues decreased $21,530 primarily as a result of 34 fewer unit closings in 2013, offset partially by higher average sales prices per condominium unit in 2013. Improved profit margins in 2013 primarily resulted from favorable revisions to the amount of estimated project revenues and costs as the sell-out process was completed at the Austin Condominium Project during the second quarter of 2013, and was substantially completed in the third quarter of 2013 at the Atlanta Condominium Project. On-going carrying costs were lower between periods as the remaining units owned by the Company decreased significantly between years, resulting in lower property tax and owners association expenses. At December 31, 2013, the Company had one unit remaining for sale at the Atlanta Condominium Project.

Depreciation expense increased $6,241 or 7.9% from 2012 to 2013, primarily due to increased depreciation of $5,142 related to the partial or full completion of apartment units at five development and lease-up communities beginning in mid-2012 and into 2013, and $1,962 related to the two communities acquired in July 2012 and May 2013, partially offset by decreased depreciation at fully stabilized communities of $1,218 primarily due to the cessation of deprecation on certain fully depreciated short-lived assets at certain communities.

General and administrative expenses increased $903, or 5.5%, from 2012 to 2013 primarily due to increased net personnel costs primarily resulting from increases in long-term incentive plan expense in excess of reduced annual incentive plan accruals in 2013 of $485, increased legal expenses associated with on-going legal matters and increased information technology costs associated with on-going technology improvement initiatives, somewhat offset by decreased civic and charitable contributions between years.

Investment and development expenses increased $438 or 33.3% from 2012 to 2013. In 2013, the capitalization of development personnel to development projects decreased by $855 due to the reduction of development capitalization at three development communities that were substantially complete in late 2012 and early 2013, offset somewhat by increased capitalization at two development communities started in 2012 and 2013. Additionally, development personnel and other costs decreased by $417, primarily due to the departure of an executive officer and realignment of responsibilities in the Company’s investment group. The Company expects to continue to complete significant portions of its existing development pipeline in 2014, and expects to only partially offset the impact of these completions with new development starts later in 2014. As a result, the Company currently expects that the capitalization of development costs and expenses will decrease for 2014, which will result in increased net investment and development expenses for 2014.

Other investment costs decreased $77 from 2012 to 2013. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects development pursuit cost write offs of $135 in 2012, offset somewhat by increased acquisition expenses between years.

Post Properties, Inc.	34
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Severance, impairment and other in 2013 included severance charges of $1,189 related to the departure of an executive officer and other personnel and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8 to the consolidated financial statements). As discussed above, in connection with the executive officer’s departure, the Company realigned the executive responsibilities in the Company’s investment group. The Company also recognized expenses of approximately $592 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $236 related to fire damage sustained at one of the Company’s communities. The casualty losses were beneath the Company’s insured deductibles.

Interest expense decreased $1,324 or 2.9% from 2012 to 2013 primarily due to decreased gross interest costs, offset somewhat by reduced interest capitalization in 2013. Gross interest expense decreased by $2,896 due primarily to reduced weighted average borrowing costs between years. Weighted average borrowing costs were lower in 2013 due to the repayment of $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings of $300,000 at an effective rate of approximately 3.2% (lowered from 3.4% in the fourth quarter of 2012) and increased interest on $250,000 of 3.375% senior unsecured notes issued in November 2012. Decreased interest capitalization on the Company’s development projects of $1,572 primarily related to the substantial completion of three apartment communities in 2012 and early 2013, and a fourth community in late 2013. The Company expects interest expense for 2014 to be somewhat higher than in 2013 due to reduced interest capitalization to development projects as additional projects are completed in 2014.

Equity in income of unconsolidated real estate entities was $2,090 in 2013 compared to $7,995 in 2012. The decrease in 2013 is primarily due to the recognition of the Company’s portion of a gain in 2012, totaling $6,055, from the sale of an apartment community in Atlanta, Georgia at one of the unconsolidated entities.

In 2013 and 2012, other income (expense), net included estimated state franchise taxes. In 2012, other income also included income of $1,554 related to the settlement of construction litigation at one of the Company’s apartment communities, income of $62 from the sale of a technology investment and income of $43 related to receivable recoveries.

Annually recurring and periodically recurring capital expenditures increased $6,352 or 26.4% from 2012 to 2013. The increase in periodically recurring capital expenditures of $7,745 primarily reflects exterior remediation projects and structural improvements at six communities, fire sprinkler system replacement work at another community in 2013 as well as tenant improvements and commissions at two retail and office properties in 2013, partially offset by reduced parking deck improvements at an office property in 2012. For 2014, the Company expects periodically recurring capital expenditures to be lower than 2013 primarily due to reduced exterior remediation and structural improvement projects. The decrease in annually recurring capital expenditures of $1,393 primarily reflects decreased parking deck, paving, building foundation and energy management system projects, partially offset by increased water heater replacements due to the timing of projects at several communities between periods. For 2014, the Company expects annually recurring capital expenditures to be consistent with to modestly higher than 2013 primarily due to the timing of normalized capital expenditures between years.

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

	Year ended December 31,
	2013	2012	% Change
Rental and other revenues	$313,412	$301,899	3.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	121,149	115,891	4.5%

Same store net operating income (1)	$192,263	$186,008	3.4%

Capital expenditures (2)
Annually recurring:
Carpet	$3,535	$3,345	5.7%
Other	9,900	11,454	(13.6)%

Total annually recurring	13,435	14,799	(9.2)%
Periodically recurring	12,899	5,136	151.1%

Total capital expenditures (A)	$26,334	$19,935	32.1%

Total capital expenditures per unit
(A ÷ 17,999 units)	$1,463	$1,108	32.0%

Average monthly rental rate per unit (3)	$1,416	$1,362	4.0%

Average economic occupancy (4)	95.7%	96.0%	(0.3)%

Physical occupancy, end of period (4)	94.8%	96.0%	(1.2)%

Gross turnover (5)	59.7%	58.5%	1.2%

Percentage rent increase - new leases (6)	3.5%	4.9%	(1.4)%

Percentage rent increase - renewed leases (6)	5.0%	6.4%	(1.4)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 33 for a reconciliation of net operating income for stabilized communities to GAAP net income.

Post Properties, Inc.	36
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

	Year ended December 31,
	2013	2012
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$13,435	$14,799
Lease-up communities	58	86
Acquired communities	446	113
Commercial and other segments	734	1,172

Total annually recurring capital expenditures	$14,673	$16,170

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$12,899	$5,136
Lease-up communities	26	5
Acquired communities	355	332
Commercial and other segments	2,613	2,642

Total periodically recurring capital expenditures	$15,893	$8,115

Total revenue generating capital expenditures	$5,965	$3,730

Decrease (increase) in capital expenditure accruals	$(295)	$-

Total property capital expenditures per statements of cash flows	$36,236	$28,015

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
(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 95.1% and 95.3% for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, net concessions were $1,003 and $1,175, respectively, and employee discounts were $837 and $858, respectively.

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

Rental and other revenues increased $11,513 or 3.8% from 2012 to 2013. This increase resulted from a 4.0% increase in the average monthly rental rate per apartment unit, somewhat offset by a 0.3% decrease in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $11,703 between periods. Average economic occupancy decreased from 96.0% in 2012 to 95.7% in 2013. The occupancy decrease between periods resulted in higher vacancy losses of $2,004 in 2013. The remaining increase in rental and other property revenues of $1,814 was primarily due to somewhat higher net leasing and other fees and lower net concessions. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable apartment market fundamentals. See the “Outlook for 2014” section below for an additional discussion of trends for 2014. The Company expects that rental revenues will continue to increase modestly on a year over year basis in 2014, continuing a trend that began in late 2010.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $5,258 or 4.5% from 2012 to 2013. This increase was primarily due to increased property tax expenses of $4,590 or 10.6%, increased insurance expenses of $712 or 16.1%, and increased utility expenses of $415 or 2.5%. These increases were offset partially by decreased personnel expenses of $1,258 or 4.7%. The increase in property tax expense primarily reflects higher real estate

Post Properties, Inc.	37
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

valuations by tax authorities in most of the Company’s markets. Insurance expenses increased primarily due to higher property insurance rates upon the annual renewal of the Company’s insurance coverage in the second quarter of 2013 and somewhat higher net claim expenses in 2013. The increase in utility expenses was primarily due to $239 of utility tax refunds in the Company’s Texas markets in 2012. The decrease in personnel expenses is primarily due to efficiencies gained in personnel utilization at three communities that were completed and began operating additional phases beginning in mid-2012 and into 2013, as well as lower bonus accruals between years as net operating income growth slowed. See the “Outlook for 2014” section below for a discussion of expense trends for 2014.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2012 to 2011 comparison, the operating community categories were based on the status of each community as of January 1, 2011. As a result, these categories are different from the operating community categories used in the 2013 to 2012 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2012 financial statements due to the impact of reclassifying the operating results of an apartment community, containing 342 apartment units, sold in 2013 to discontinued operations under ASC Topic 360 (see the related discussion under the caption, “Discontinued Operations.”)

The operating performance from continuing operations for all of the Company's apartment communities summarized by segment for 2012 and 2011 is summarized as follows:

	Year ended December 31,
	2012	2011	% Change
Rental and other property revenues
Fully stabilized communities (1)	$297,555	$278,063	7.0%
Acquired communities (2)	7,101	117	5969.2%
Lease-up communities (3)	1,779	-	0.0%
Other property segments (4)	23,049	21,905	5.2%

	329,484	300,085	9.8%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	113,886	108,615	4.9%
Acquired communities (2)	2,894	47	6057.4%
Lease-up communities (3)	1,784	-	0.0%
Other property segments, including corporate management expenses (5)	23,211	21,486	8.0%

	141,775	130,148	8.9%

Property net operating income (6)	$187,709	$169,937	10.5%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$3,345	$2,986	12.0%
Other	12,580	10,768	16.8%

Total	$15,925	$13,754	15.8%

Periodically recurring	$8,101	$8,452	(4.2)%

Average apartment units in service	18,379	17,780	3.4%

(1)	Communities which reached stabilization prior to January 1, 2011.
(2)	Communities acquired subsequent to January 1, 2011.
(3)	Communities in lease-up that were not stabilized as of January 1, 2012 including communities stabilized in 2012.
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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2012	2011
Fully stabilized community NOI	$183,669	$169,448
Property NOI from other operating segments	4,040	489

Consolidated property NOI	187,709	169,937

Add (subtract):
Interest income	393	1,021
Other revenues	850	918
Depreciation	(79,367)	(74,464)
Interest expense	(46,028)	(56,417)
Amortization of deferred financing costs	(2,695)	(2,797)
General and administrative	(16,342)	(16,100)
Investment and development	(1,317)	(1,161)
Other investment costs	(1,401)	(1,435)
Severance, impairment and other	-	-
Gains on sales of real estate assets, net	36,273	10,514
Equity in income of unconsolidated real estate entities, net	7,995	1,001
Other income (expense), net	1,034	619
Net gain (loss) on extinguishment of indebtedness	(4,318)	(6,919)

Loss from continuing operations	82,786	24,717
Income from discontinued operations	1,505	878

Net income (loss)	$84,291	$25,595

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

	Year ended December 31,
	2012	2011
Annually recurring capital expenditures
Continuing operations	$15,925	$13,754
Discontinued operations	245	1,850

Total annually recurring capital expenditures	$16,170	$15,604

Periodically recurring capital expenditures
Continuing operations	$8,101	$8,452
Discontinued operations	14	-

Total periodically recurring capital expenditures	$8,115	$8,452

Total revenue generating capital expenditures	$3,730	$2,067

Total property capital expenditures per statements of cash flows	$28,015	$26,123

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

Rental and other revenues from property operations increased $29,399 or 9.8% from 2011 to 2012 primarily due to increased revenues from the Company’s fully stabilized communities of $19,492 or 7.0% and increased revenues of $6,984 from acquisition communities and increased revenues of $1,779 from development and lease-up communities. The

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

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $11,627 or 8.9% from 2011 to 2012 primarily due to increased expenses from fully stabilized communities of $5,271 or 4.9%, increased expenses of $2,847 from acquisition communities, increased expenses of $1,784 from development and lease-up communities and increased expenses in other segment expense, including corporate property management expenses, of $1,725 or 8.0%. The expense increase from fully stabilized communities is discussed below. The expense increase from acquisition communities reflects the acquisition of one apartment community in December 2011 and one community in July 2012. The expense increase from lease-up communities reflects the initial personnel and marketing costs associated with the initial lease-up of portions of three development communities. The expense increase from other property segments primarily reflects increased corporate property management expenses of $987 resulting from modest increases in annual salaries and estimated cash incentive plan accruals, small headcount increases in the property services supervisory team in 2011 and increased net employee termination costs in 2012. Additionally, the increase is due to increased employee termination costs at the Company’s corporate apartment leasing business and modest personnel expense increases in the Company’s commercial property management business.

In 2012 and 2011, gains on sales of real estate assets from condominium sales activities in continuing operations were $36,273 and $10,514, respectively. The increase in condominium gains between periods reflects the impact of increased unit closings, 96 closings in 2012 compared to 58 closings in 2011, the impact of improved profit margins at both condominium communities in 2012 and lower on-going condominium carrying costs. Condominium revenues increased by $31,754 between periods primarily due to the impact of increased unit sales discussed above. Profit margins improved primarily as a result of favorable revisions to the estimated timing and amount of estimated project revenues and costs as the sell-out process was approximately 86% complete at one community and 64% complete at the second community as of the end of 2012. Finally, on-going carrying costs were lower between periods as the remaining units owned by the Company had decreased, resulting in somewhat lower property tax and owners association expenses. In 2012 and 2011, there were no sales of wholly owned apartment communities.

Depreciation expense increased $4,903 or 6.6% from 2011 to 2012, primarily due to increased depreciation of $3,116 related to the two mixed-use communities acquired in December 2011 and July 2012, increased depreciation of $1,582 related to the completion of apartment units at three of the Company’s lease-up communities and increased depreciation related to the retail component of properties that were placed in service and partially leased up in 2011.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Interest expense decreased $10,389 or 18.4% from 2011 to 2012 primarily due to reduced interest rates on outstanding borrowings and increased interest capitalization in 2012. Gross interest expense decreased by $7,855 from 2011 to 2012 primarily due to the repayment of a $184,683, 6.09% secured mortgage note in the fourth quarter of 2011, $95,684 of 5.45% senior unsecured notes in June 2012, and the prepayment of $53,027 of 5.50% secured debt in October 2012 and $130,091 of 6.30% senior unsecured notes in December 2012, offset somewhat by increased bank term loan borrowings at an effective rate of approximately 3.4% (lowered to 3.2% in the fourth quarter of 2012) and interest on $250,000 of 3.375% of senior unsecured notes issued in November 2012. Increased interest capitalization on the Company’s development projects of $2,534 primarily related to interest capitalization on seven apartment communities under development in 2012 compared to five communities in the earlier stages of development in 2011.

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

Annually recurring and periodically recurring capital expenditures increased $229 or 1.0% from 2011 to 2012. The decrease in periodically recurring capital expenditures of $337 primarily reflects the timing of capital projects between years. In 2012, decreases primarily reflect reduced exterior remediation, structural improvements and window replacements at five apartment communities, partially offset by increased exterior remediation and structural improvements at one apartment community and increased parking deck, tenant improvement and leasing commissions at an office property in 2012. The increase in annually recurring capital expenditures of $566 primarily reflects the timing of increased drainage/foundation/parking deck improvements, paving and HVAC equipment replacements at several apartment communities and one office property in 2012, partially offset by reduced siding and roofing expenditures at several communities in 2012.

Post Properties, Inc.	41
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold in 2013. For the 2012 to 2011 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2011. This portfolio consisted of 49 communities with 17,772 units, including 12 communities with 5,065 units (28.5%) located in Atlanta, Georgia, 14 communities with 4,498 units (25.3%) located in Dallas, Texas, 6 communities with 2,301 units (12.9%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.9%) located in Tampa, Florida, 4 communities with 1,388 units (7.8%) located in Charlotte, North Carolina and 9 communities with 2,409 units (13.6%) located in other markets. The operating performance of these communities was as follows:

	Year ended December 31,
	2012	2011	% Change
Rental and other revenues	$297,555	$278,063	7.0%
Property operating and maintenance expenses (excluding depreciation and amortization)	113,886	108,615	4.9%

Same store net operating income (1)	$183,669	$169,448	8.4%

Capital expenditures (2)
Annually recurring:
Carpet	$3,345	$2,986	12.0%
Other	11,261	10,318	9.1%

Total annually recurring	14,606	13,304	9.8%
Periodically recurring	5,095	6,895	(26.1)%

Total capital expenditures (A)	$19,701	$20,199	(2.5)%

Total capital expenditures per unit
(A ÷ 17,772 units)	$1,109	$1,137	(2.5)%

Average monthly rental rate per unit (3)	$1,359	$1,279	6.3%

Average economic occupancy (4)	96.0%	95.6%	0.4%

Physical occupancy, end of period (4)	94.4%	95.2%	(0.8)%

Gross turnover (5)	58.5%	56.4%	2.1%

Percentage rent increase – new leases (6)	4.9%	6.8%	(1.9)%

Percentage rent increase – renewed leases (6)	6.4%	6.0%	0.4%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 39 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

	Year ended December 31,
	2012	2011
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$14,606	$13,304
Lease-up communities	86	-
Acquired communities	306	-
Commercial and other segments	1,172	2,300

Total annually recurring capital expenditures	$16,170	$15,604

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$5,095	$6,895
Lease-up communities	5	-
Acquired communities	373	-
Commercial and other segments	2,642	1,557

Total periodically recurring capital expenditures	$8,115	$8,452

Total revenue generating capital expenditures	$3,730	$2,067

Total property capital expenditures per statements of cash flows	$28,015	$26,123

Post Properties, Inc.	42
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
(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 95.3% and 94.5% for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, net concessions were $1,159 and $2,267, respectively, and employee discounts were $855 and $807, respectively.

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

Rental and other revenues increased $19,492 or 7.0% from 2011 to 2012. This increase resulted from a 6.3% increase in the average monthly rental rate per apartment unit and from a 0.4% increase in average economic occupancy between periods. The increase in average rental rates resulted in a revenue increase of approximately $17,108 between periods. Average economic occupancy increased from 95.6% in 2011 to 96.0% in 2012. The occupancy increase between periods resulted in lower vacancy losses of $317 in 2012. The remaining increase in rental and other property revenues of $2,067 was primarily due to somewhat higher net leasing and other fees and lower net concessions. Average rental rate and occupancy increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a modest supply to date of new apartment communities.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $5,271 or 4.9% from 2011 to 2012. This increase was primarily due to increased property tax expenses of $5,421 or 14.8% and increased insurance expenses of $626 or 16.8%. These increases were offset primarily by decreased utility expenses of $634 or 3.8%, and decreased advertising and promotion expenses of $468 or 11.9%. The increase in property tax expense primarily reflects higher real estate valuations by tax authorities in most of the Company’s markets. Insurance expenses increased primarily due to higher property insurance rates upon the annual renewal of the Company’s insurance coverage in the second quarter of 2012 and somewhat higher net claim expenses in 2012. The decrease in utility expenses is due to $239 of sales tax refunds in the Company’s Texas markets and due to lower electric costs in certain Texas markets from lower contract rates in 2012, somewhat offset by higher water and sewer charges due primarily to rate increases in the Atlanta, Georgia and Tampa, Florida markets. The decrease in advertising and promotion expenses primarily reflects reduced advertising expenditures and slightly lower apartment locator costs resulting from improved market conditions.

Discontinued Operations

In accordance with ASC Topic 360, the operating results and gains and losses on sales of real estate assets are included in discontinued operations in the consolidated statements of operations. Under ASC Topic 360, the operating results of assets designated as held for sale are also included in discontinued operations in the consolidated statements of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For 2013, 2012, and 2011, income from discontinued operations included the results of operations of one apartment community, containing 342 units, that was sold in October 2013.

Post Properties, Inc.	43
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The revenues and expenses of this community for 2013, 2012 and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
Revenues
Rental	$3,557	$4,155	$3,934
Other property revenues	356	422	379

Total revenues	3,913	4,577	4,313

Expenses
Property operating and maintenance	1,679	1,903	2,262
Depreciation	527	778	799
Interest	289	391	374

Total expenses	2,495	3,072	3,435

Income from discontinued property operations	$1,418	$1,505	$878

In October 2013, the Company sold an apartment community for gross proceeds of $47,500 and recognized a gain of $28,380. There were no sales of wholly-owned apartment communities in 2012 or 2011.

As discussed under “Liquidity and Capital Resources” below, the Company may continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold and such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

Outlook for 2014

The outlook and assumptions presented below are forward-looking and are based on the Company’s future view of apartment market and general economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

The Company's outlook for 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company's markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in 2013 and this trend is expected to continue into 2014.

Rental and other revenues from fully stabilized communities are expected to increase modestly for 2014, compared to 2013, driven primarily by new and renewed leases being completed at modestly higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2013. The rate of revenue growth is expected to continue to moderate in 2014, compared to 2013, largely attributable to new supply of competitive rental apartments. Operating expenses of fully stabilized communities are expected to increase for 2014. On a year-over-year basis, the Company expects property tax, personnel and maintenance expenses (exterior paint) to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2014. Further, management expects net operating income from newly stabilized communities to increase in 2014 as these communities reached stabilized occupancy in mid-2013. Management also expects that net operating income from lease-up communities will increase moderately in 2014. Additional net operating income is also expected for the full year of 2014 from one apartment community acquired in May 2013.

Post Properties, Inc.	44
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase modestly for 2014, compared to 2013. Capitalized development personnel and costs are expected to decrease in 2014 as significant portions of the Company’s development communities are completed in the first half of 2014. These decreases are expected to be partially offset by capitalization to new development starts expected to commence in the second half of 2014. Additionally, other expenses are expected to include costs associated with information technology system upgrades that are expected to be completed in 2014.

Management expects interest expense for 2014 to be somewhat higher than in 2013 due primarily to reduced interest capitalization to development communities as additional communities are expected to be completed in 2014.

The Company currently expects to utilize available cash, retained 2014 operating cash flow, net proceeds from the sale of certain operating communities, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, its at-the-market common equity program to fund future estimated construction expenditures. See “Liquidity and Capital Resources” section below where discussed further. The Company’s 2014 outlook does not currently anticipate any additional share issuances under the Company’s at-the-market equity program in 2014. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company's common stock relative to other sources of capital and the Company’s liquidity position.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

The Company’s net cash provided by operating activities increased from $134,189 in 2012 to $150,374 in 2013 primarily due to increased property net operating income in 2013 from fully stabilized, lease-up and acquisition communities of $18,753, offset somewhat by severance and other expenses in 2013. The Company’s net cash provided by operating activities increased from $102,384 in 2011 to $134,189 in 2012 primarily due to increased property operating income from fully stabilized communities and acquisition communities of $18,353 and reduced interest expense of $10,389 in 2012. For 2014, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities as discussed above, offset somewhat by higher net interest expense in 2014.

Net cash flows used in investing activities decreased from $145,015 in 2012 to $95,738 in 2013 primarily due to higher proceeds from the sales of real estate assets, including the sale of one apartment community in 2013, as well as the reduced level of apartment community acquisition expenditures between years, and the somewhat reduced level of construction and development expenditures in 2013. Net cash flows used in investing activities increased from $94,940 in 2011 to $145,015 in 2012 primarily due to increased construction and development expenditures relating to an increased development pipeline and the acquisition of an apartment community for approximately $74,000 in 2012, offset somewhat by higher net proceeds from sales of condominium assets and from the sale of one apartment community in an unconsolidated entity in 2012. In 2014, the Company expects to continue to incur development expenditures on its existing development projects. The Company may sell additional apartment communities in 2014 as part of its overall investment, disposition and acquisition strategy depending on market conditions.

Net cash flows from financing activities changed from net cash provided by financing activities of $116,440 in 2012 to net cash used in financing activities of $91,224 in 2013 primarily due to treasury stock purchases and higher dividends in 2013 as well as higher net proceeds from debt financing activities in 2012 and higher proceeds from the sale of common stock in 2012. Net cash flows from financing activities changed from net cash used in financing activities of $16,449 in 2011 to net cash provided by financing activities of $116,440 in 2012. The change was primarily due to increased net borrowings in 2012 as the Company took advantage of a lower interest rate environment, offset somewhat by higher equity proceeds from the Company’s at-the-market equity sales program in 2011 and due to the redemption of the Company’s Series B preferred stock in 2011. In 2014, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under its at-the-market equity program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures, and no debt is scheduled to mature in 2014.

Post Properties, Inc.	45
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Since 1993, the Company has elected to be taxed as a REIT under the Internal Revenue Code. Management currently intends to continue operating the Company as a REIT in 2014. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For 2013, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In May 2013, the Company’s board of directors increased the quarterly dividend rate from $0.25 to $0.33 per common share. In February 2014, the Company increased the quarterly dividend rate to $0.36 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.36 per share for 2014. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

To the extent the Company continues to pay dividends at this dividend rate, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company may also use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status.

The Company generally expects to utilize available net cash flow from operations, net proceeds from the sale of certain operating communities, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, possibly through the sale of selected operating communities, through net proceeds from the Company’s at-the-market common equity program and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community, condominium and land sales for the years ended December 31, 2013, 2012 and 2011 were $116,684, $87,673 and $59,469, respectively. In 2012, the Company also received a distribution of net sales proceeds of $7,674 from the sale of one community held by an unconsolidated entity. Proceeds from these asset sales were used to pay down the Company’s borrowings under its unsecured revolving lines of credit and increase available cash and cash equivalent balances. As of December 31, 2013, the Company had no apartment communities held for sale; however, the Company currently plans to market for sale certain apartment communities during 2014. The potential proceeds from such sales may be used to prepay indebtedness, pay any special dividends necessary to distribute its taxable earnings, fund future investment activities, including funding development activities and possible share repurchases, and otherwise for

Post Properties, Inc.	46
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

general corporate purposes. Sales of assets and any payment of special dividends or prepayment of indebtedness could be dilutive to the Company’s 2014 earnings depending on the timing and amount of sales and the use and timing of net proceeds received. Sales of apartment communities are subject to market conditions and there can be no assurance that these sales will occur or that the use of proceeds may not change.

In May 2012, the Company adopted a new at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Under a previous at-the-market common equity program, in 2012 and 2011, the Company sold 550 and 3,409 shares for gross proceeds of $26,153 and $138,628, respectively. The average gross sales prices per share were $47.55 and $40.67 in 2012 and 2011, respectively. The Company’s net proceeds totaled $25,457 and $135,651 in 2012 and 2011, respectively. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company's common stock relative to other sources of capital and the Company’s liquidity position.

As of December 31, 2013, the Company’s aggregate pipeline of five apartment communities under development and lease-up totaled approximately $260,700, of which approximately $93,400 remained to be incurred by the Company. The Company may also begin additional developments in 2014 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales and its at-the-market common equity program to fund future estimated construction expenditures.

As of February 14, 2014, the Company had cash and cash equivalents of approximately $66,700. Additionally, the Company had no outstanding borrowings, and $420 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at December 31, 2013.

Management believes it will have adequate available cash and capacity under its unsecured revolving lines of credit to execute its 2014 business plan and meet its short-term liquidity requirements. The Company also currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the multi-family sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Post Properties, Inc.	47
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2013, was as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term fixed rate debt (1)	$994,677	$42,075	$198,710	$257,971	$495,921
Term loan, lines of credit (variable rate) and interest rate swap arrangements (1)(2)	339,600	9,777	19,553	310,270	-
Operating leases (3)	68,440	665	1,302	1,304	65,169
Development and construction obligations (4)	93,400	67,773	25,627	-	-
Other long-term obligations (5)	17,430	11,501	5,333	287	309

Total (6)	$1,513,547	$131,791	$250,525	$569,832	$561,399

(1)	Amounts include principal and interest payments.
(2)

At December 31, 2013, the Company had no outstanding borrowings but had issued letters of credit to third parties totaling $420 under its line of credit facility arrangements. The terms of the interest rate swap arrangements are discussed below under “Off-Balance Sheet Arrangements.”

(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2013, including amounts due under general construction contracts.
(5)

Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as, information technology agreements and certain advertising and other contracts.

(6)	Uncertain tax positions of $797 have been excluded from the table above due to the uncertainty of future cash outflows.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $36,531, $28,015 and $26,123 in 2013, 2012 and 2011, respectively. The Company currently anticipates that its capital expenditures in 2014 will be relatively consistent with to modestly lower than 2013.

Off-Balance Sheet Arrangements

At December 31, 2013, the Company held investments in two unconsolidated entities that own four apartment communities. The Company held 25% to 35% equity interests in these apartment LLCs. These unconsolidated entities have third party mortgage indebtedness totaling $177,723 at December 31, 2013. The Company’s share of this indebtedness totaled $49,531 at December 31, 2013.

The Company had issued letters of credit to third parties totaling $420 under its syndicated line of credit facility at December 31, 2013.

At December 31, 2013, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 that requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4 to the consolidated financial statements) and terminate in January 2018. If the Company had been required to terminate and settle these Interest Rate Swaps as of December 31, 2013, the termination payment by the Company would have been approximately $3,419.

Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2013 is included in note 4 to the consolidated financial statements. There were no issuances or retirements of secured or unsecured debt in 2013.

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Stock and Debt Programs

In May 2012, the Company adopted a new at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2013, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used previous at-the-market equity programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Under a previous program, in 2012, the Company sold 550 shares for gross proceeds of $26,153 at an average gross sales price per share of $47.55, producing net proceeds of $25,457. In 2011, the Company sold 3,409 shares for gross proceeds of $138,628 at an average gross sales price per share of $40.67, producing net proceeds of $135,651. Underwriter commissions paid totaled $464 and $2,773 in 2012 and 2011, respectively.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. In 2013, the Company repurchased 550 shares of common stock under this program at an average price per share of $45.08 for an aggregate costs of $24,800. Under a previous program that expired on December 31, 2012, the Company repurchased its 7 5/8% Series B preferred stock at its redemption value of $49,571 in 2011. Correspondingly, the Operating Partnership redeemed its Series B preferred units held by the Company on the same date and under the same terms.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for 2013, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2013	2012	2011
New community development and acquisition activity (1)	$165,286	$219,611	$129,015
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	5,965	3,730	2,067
Other community additions and improvements (3)	15,893	8,115	8,452
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	14,673	16,170	15,604
Corporate additions and improvements	1,357	585	996

	$203,174	$248,211	$156,134

Other Data
Capitalized interest	$3,962	$5,534	$3,000

Capitalized development and associated costs (5)	$2,900	$3,755	$2,854

(1)

Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years. In 2013, the Company acquired one apartment community and one land parcel for an aggregate purchase price of approximately $61,600. In 2012, the Company acquired one mixed-use community and one land parcel for an aggregate purchase price of approximately $82,500. In 2011, the Company acquired one mixed-use community for a purchase price of approximately $48,500.

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

Current Development Activity

At December 31, 2013, the Company had 1,620 apartment units in five communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 12/31/2013	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Substantially complete, in lease-up
Post Parkside™ at Wade	Raleigh, NC	397	875	14,908	$55.0	$152	$51.1	1Q 2013	3Q 2014	62.0%
Under construction
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	-	55.6	141	53.6	1Q 2013	3Q 2014	64.6%
Post 510™	Houston, TX	242	857	-	34.8	168	29.4	1Q 2014	1Q 2015	N/A
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	196	21.5	2Q 2014	3Q 2015	N/A
Post Alexander™ , II	Atlanta, GA	340	830	-	75.5	268	11.7	2Q 2015	4Q 2016	N/A

Total		1,620		25,464	$260.7		$167.3

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of February 14, 2014.

Post Properties, Inc.	50
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Inflation

For each of the last three years and as of December 31, 2013, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company's lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company's policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2013	2012	2011
Net income available to common shareholders	$106,846	$80,251	$19,254
Noncontrolling interests - Operating Partnership
Noncontrolling interests - Operating Partnership	279	217	62
Depreciation on consolidated real estate assets	84,841	78,737	73,878
Depreciation on real estate assets held in unconsolidated entities	1,164	1,199	1,447
Gain on sale of depreciable real estate assets	(28,380)	-	(977)
Gain on sale of apartment community – unconsolidated entities	-	(6,055)	-

Funds from operations available to common shareholders and unitholders (1)	$164,750	$154,349	$93,664

Weighted average shares outstanding – basic (2)	54,456	53,948	50,582
Weighted average shares and units outstanding – basic (2)	54,598	54,095	50,746
Weighted average shares outstanding – diluted (2)	54,628	54,258	50,970
Weighted average shares and units outstanding – diluted (2)	54,770	54,405	51,134

(1)

FFO for the year ended December 31, 2013 included severance, impairment and other costs of $2,417. FFO for the year ended December 31, 2012 included losses on the early extinguishment of indebtedness of $4,318. FFO for the year ended December 31, 2011, included a loss on the early extinguishment of indebtedness of $6,919 and $1,757 of preferred stock redemption costs.

(2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 172, 310 and 388 for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 120, 127 and 162 in 2013, 2012 and 2011, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.	52
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2013, the Company had no outstanding variable rate debt tied to LIBOR under aggregate $330,000 line of credit arrangements. At December 31, 2013, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at December 31, 2013. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value (2)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$3,961	$124,205	$4,418	$154,736	$50,958	$460,456	$798,734	$816,582

Average interest rate	5.9%	4.9%	5.9%	4.8%	5.9%	4.5%	4.8%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1)	-	-	-	-	-	-	-	-
Term loan (3)	-	-	-	-	300,000	-	300,000	305,653

Total floating rate debt	-	-	-	-	300,000	-	300,000	305,653

Total debt	$3,961	$124,205	$4,418	$154,736	$350,958	$460,456	$1,098,734	$1,122,235

(1)

Interest on the cash management and syndicated lines of credit is based on LIBOR plus 1.225% at December 31, 2013. At December 31, 2013, the one-month LIBOR rate was 0.17%. The lines of credit mature in January 2016. See “Liquidity and Capital Resources” above where the Company’s unsecured lines of credit are discussed further.

(2)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013.
(3)

The interest rate on the Term Loan is based on LIBOR plus 1.70% at December 31, 2013. The interest rate under the Term Loan is effectively fixed at a rate of 3.24% at December 31, 2013 through the use of four interest rate swap arrangements with notional amounts totaling $300,000 as described in the table below.

Post Properties, Inc.	53
Post Apartment Homes, L.P.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000(1)	1.55%	one-month LIBOR	1/19/2018	$ (2,745)

Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000(2)	1.50%	one-month LIBOR	1/19/2018	$ (683)

						$ (3,428)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 1 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. The Company has no floating rate LIBOR-based borrowings outstanding as of December 31, 2013, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.	54
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	55
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.	56
Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework (1992), the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and accumulated earnings, and cash flows for each of the years in the three-year period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2014

Post Properties, Inc.	58

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2012
Assets
Real estate assets
Land	$327,270	$318,416
Building and improvements	2,408,906	2,278,213
Furniture, fixtures and equipment	291,027	270,180
Construction in progress	74,064	90,075
Land held for future investment	61,768	54,468

	3,163,035	3,011,352
Less: accumulated depreciation	(913,018)	(842,925)
For-sale condominiums	1,122	23,281

Total real estate assets	2,251,139	2,191,708
Investments in and advances to unconsolidated real estate entities	4,056	4,533
Cash and cash equivalents	82,110	118,698
Restricted cash	4,712	5,388
Deferred financing costs, net	8,495	10,855
Other assets	31,165	32,182

Total assets	$2,381,677	$2,363,364

Liabilities and equity
Indebtedness	$1,098,734	$1,102,464
Accounts payable, accrued expenses and other	73,431	88,926
Investments in unconsolidated real estate entities	16,687	16,297
Dividends and distributions payable	17,928	13,653
Accrued interest payable	5,157	5,721
Security deposits and prepaid rents	10,888	9,524

Total liabilities	1,222,825	1,236,585

Redeemable common units	6,121	7,159

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,629 and 54,483 shares issued and 54,191 and 54,470 shares outstanding at December 31, 2013 and 2012, respectively	546	545
Additional paid-in-capital	1,111,861	1,107,354
Accumulated earnings	66,138	27,266
Accumulated other comprehensive income (loss)	(3,419)	(11,679)

	1,175,135	1,123,495
Less common stock in treasury, at cost, 519 and 107 shares at December 31, 2013 and 2012, respectively	(22,188)	(3,781)

Total Company shareholders’ equity	1,152,947	1,119,714
Noncontrolling interests - consolidated property partnerships	(216)	(94)

Total equity	1,152,731	1,119,620

Total liabilities and equity	$2,381,677	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	59

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues
Rental	$341,902	$311,021	$282,584
Other property revenues	19,963	18,463	17,501
Other	872	850	918

Total revenues	362,737	330,334	301,003

Expenses
Property operating and maintenance (exclusive of items shown separately below)	155,261	141,775	130,148
Depreciation	85,608	79,367	74,464
General and administrative	17,245	16,342	16,100
Investment and development	1,755	1,317	1,161
Other investment costs	1,324	1,401	1,435
Severance, impairment and other	2,417	-	-

Total expenses	263,610	240,202	223,308

Operating income	99,127	90,132	77,695
Interest income	77	393	1,021
Interest expense	(44,704)	(46,028)	(56,417)
Amortization of deferred financing costs	(2,573)	(2,695)	(2,797)
Net gains on condominium sales activities	27,944	36,273	10,514
Equity in income of unconsolidated real estate entities, net	2,090	7,995	1,001
Other income (expense), net	(839)	1,034	619
Net loss on extinguishment of indebtedness	-	(4,318)	(6,919)

Income from continuing operations	81,122	82,786	24,717

Discontinued operations
Income from discontinued property operations	1,418	1,505	878
Gains on sales of real estate assets	28,380	-	-

Income from discontinued operations	29,798	1,505	878

Net income	110,920	84,291	25,595
Noncontrolling interests - consolidated real estate entities	(107)	(135)	(67)
Noncontrolling interests - Operating Partnership	(279)	(217)	(62)

Net income available to the Company	110,534	83,939	25,466
Dividends to preferred shareholders	(3,688)	(3,688)	(4,455)
Preferred stock redemption costs	-	-	(1,757)

Net income available to common shareholders	$106,846	$80,251	$19,254

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$1.42	$1.46	$0.36
Income from discontinued operations	0.55	0.03	0.02

Net income available to common shareholders	$1.96	$1.49	$0.38

Weighted average common shares outstanding - basic	54,336	53,821	50,420

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$1.41	$1.45	$0.36
Income from discontinued operations	0.54	0.03	0.02

Net income available to common shareholders	$1.96	$1.48	$0.38

Weighted average common shares outstanding - diluted	54,508	54,131	50,808

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	60

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Net income	$110,920	$84,291	$25,595
Net change in derivative financial instruments	8,282	(9,069)	(2,641)

Total comprehensive income	119,202	75,222	22,954
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(107)	(135)	(67)
Operating Partnership	(301)	(194)	(54)

Total Company comprehensive income	$118,794	$74,893	$22,833

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	61

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity and Accum. Earnings, December 31, 2010	2,851	48,913	$29	$489	$965,691	$4,577	$-	$(3,696)	$967,090	$205	$967,295
Comprehensive income (loss)	-	-	-	-	-	25,466	(2,633)	-	22,833	67	22,900
Sales of common stock, net	-	3,409	-	34	135,530	-	-	87	135,651	-	135,651
Employee stock purchase, stock option and other plan issuances	-	652	-	7	17,670	-	-	(391)	17,286	-	17,286
Conversion of redeemable common units for shares	-	14	-	-	547	-	-	-	547	-	547
Adjustment for ownership interest of redeemable common units	-	-	-	-	(466)	-	-	-	(466)	-	(466)
Redemption of preferred stock	(1,983)	-	(20)	-	(49,613)	-	-	-	(49,633)	-	(49,633)
Stock-based compensation	-	-	-	-	2,574	-	-	-	2,574	-	2,574
Dividends to preferred shareholders	-	-	-	-	-	(4,455)	-	-	(4,455)	-	(4,455)
Dividends to common shareholders ($0.84 per share)	-	-	-	-	(17,517)	(25,588)	-	-	(43,105)	-	(43,105)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(267)	(267)
Adjustment to redemption value of redeemable common units	-	-	-	-	(804)	-	-	-	(804)	-	(804)

Equity and Accum. Earnings, December 31, 2011	868	52,988	9	530	1,053,612	-	(2,633)	(4,000)	1,047,518	5	1,047,523
Comprehensive income (loss)	-	-	-	-	-	83,939	(9,046)	-	74,893	135	75,028
Sales of common stock, net	-	550	-	6	25,451	-	-	-	25,457	-	25,457
Employee stock purchase, stock option and other plan issuances	-	919	-	9	25,339	-	-	66	25,414	-	25,414
Conversion of redeemable common units for shares	-	13	-	-	438	-	-	153	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	-	-	(416)	-	-	-	(416)	-	(416)
Stock-based compensation	-	-	-	-	2,930	-	-	-	2,930	-	2,930
Dividends to preferred shareholders	-	-	-	-	-	(3,688)	-	-	(3,688)	-	(3,688)
Dividends to common shareholders ($0.97 per share)	-	-	-	-	-	(52,551)	-	-	(52,551)	-	(52,551)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(234)	(234)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(434)	-	-	(434)	-	(434)

Equity and Accum. Earnings, December 31, 2012	868	54,470	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620

Post Properties, Inc.	62

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS (cont’d)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity & Accum. Earnings, December 31, 2012	868	54,470	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	-	-	-	-	-	110,534	8,260	-	118,794	107	118,901
Employee stock purchase, stock option and other plan issuances	-	263	-	1	1,061	(1,542)	-	6,029	5,549	-	5,549
Conversion of redeemable common units for shares	-	8	-	-	-	(10)	-	364	354	-	354
Adjustment for ownership interest of redeemable common units	-	-	-	-	(192)	-	-	-	(192)	-	(192)
Stock-based compensation	-	-	-	-	3,638	-	-	-	3,638	-	3,638
Acquisition of treasury stock	-	(550)	-	-	-	-	-	(24,800)	(24,800)		(24,800)
Dividends to preferred shareholders	-	-	-	-	-	(3,688)	-	-	(3,688)	-	(3,688)
Dividends to common shareholders ($1.24 per share)	-	-	-	-	-	(67,433)	-	-	(67,433)	-	(67,433)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	-	-	(229)	(229)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	1,011	-	-	1,011	-	1,011

Equity & Accum. Earnings, December 31, 2013	868	54,191	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	63

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$110,920	$84,291	$25,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,135	80,145	75,263
Amortization of deferred financing costs	2,573	2,695	2,797
Net gains on sales of real estate assets	(56,324)	(36,273)	(10,514)
Other, net	2,142	585	1,747
Impairment charges	400	-	-
Equity in income of unconsolidated entities, net	(2,090)	(7,995)	(1,001)
Distributions of earnings of unconsolidated entities	2,865	3,236	1,744
Deferred compensation	21	109	95
Stock-based compensation	3,647	2,937	2,581
Net loss on extinguishment of indebtedness	-	4,318	6,919
Changes in assets, decrease (increase) in:
Other assets	(3,545)	(921)	(1,213)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(564)	536	(656)
Accounts payable and accrued expenses	2,154	598	(288)
Security deposits and prepaid rents	2,040	(72)	(685)

Net cash provided by operating activities	150,374	134,189	102,384

Cash Flows From Investing Activities
Development and construction of real estate assets	(123,422)	(133,379)	(76,271)
Acquisiton of communities	(48,399)	(73,963)	(48,616)
Proceeds from sales of real estate assets	116,684	87,673	59,469
Capitalized interest	(3,962)	(5,534)	(3,000)
Property capital expenditures	(36,236)	(28,015)	(26,123)
Corporate additions and improvements	(1,357)	(585)	(996)
Distributions from unconsolidated entities	-	7,821	-
Note receivable collections and other investments	954	967	597

Net cash used in investing activities	(95,738)	(145,015)	(94,940)

Cash Flows From Financing Activities
Lines of credit proceeds	-	104,632	159,523
Lines of credit repayments	-	(239,632)	(24,523)
Proceeds from indebtedness	-	550,000	-
Payments on indebtedness	(3,730)	(282,979)	(197,806)
Payments of financing costs and other	(302)	(11,051)	(10,112)
Proceeds from sales of common stock	-	25,457	135,651
Proceeds from employee stock purchase and stock options plans	4,858	24,666	16,536
Redemption of preferred stock	-	-	(49,633)
Acquisition of treasury stock	(24,800)	-	-
Distributions to noncontrolling interests - real estate entities	(229)	(234)	(267)
Distributions to noncontrolling interests - common unitholders	(166)	(139)	(136)
Dividends paid to preferred shareholders	(3,688)	(3,688)	(4,455)
Dividends paid to common shareholders	(63,167)	(50,592)	(41,227)

Net cash provided by (used in) financing activities	(91,224)	116,440	(16,449)

Net increase (decrease) in cash and cash equivalents	(36,588)	105,614	(9,005)
Cash and cash equivalents, beginning of period	118,698	13,084	22,089

Cash and cash equivalents, end of period	$82,110	$118,698	$13,084

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	64

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the general partner of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of the general partner of Post Apartment Homes, L.P., including the general partner’s principal executive officer and principal financial officer, management of the general partner of Post Apartment Homes, L.P. conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework (1992), the management of the general partner of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Post Apartment Homes, L.P.’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2014

Post Apartment Homes, L.P.	66

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2013	2012
Assets
Real estate assets
Land	$327,270	$318,416
Building and improvements	2,408,906	2,278,213
Furniture, fixtures and equipment	291,027	270,180
Construction in progress	74,064	90,075
Land held for future investment	61,768	54,468

	3,163,035	3,011,352
Less: accumulated depreciation	(913,018)	(842,925)
For-sale condominiums	1,122	23,281

Total real estate assets	2,251,139	2,191,708
Investments in and advances to unconsolidated real estate entities	4,056	4,533
Cash and cash equivalents	82,110	118,698
Restricted cash	4,712	5,388
Deferred financing costs, net	8,495	10,855
Other assets	31,165	32,182

Total assets	$2,381,677	$2,363,364

Liabilities and equity
Indebtedness	$1,098,734	1,102,464
Accounts payable, accrued expenses and other	73,431	88,926
Investments in unconsolidated real estate entities	16,687	16,297
Distributions payable	17,928	13,653
Accrued interest payable	5,157	5,721
Security deposits and prepaid rents	10,888	9,524

Total liabilities	1,222,825	1,236,585

Redeemable common units	6,121	7,159

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,715	12,477
Limited partner	1,100,259	1,075,524
Accumulated other comprehensive income (loss)	(3,419)	(11,679)

Total Operating Partnership equity	1,152,947	1,119,714
Noncontrolling interests - consolidated property partnerships	(216)	(94)

Total equity	1,152,731	1,119,620

Total liabilities and equity	$2,381,677	$2,363,364

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	67

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2013	2012	2011
Revenues
Rental	$341,902	$311,021	$282,584
Other property revenues	19,963	18,463	17,501
Other	872	850	918

Total revenues	362,737	330,334	301,003

Expenses
Property operating and maintenance (exclusive of items shown separately below)	155,261	141,775	130,148
Depreciation	85,608	79,367	74,464
General and administrative	17,245	16,342	16,100
Investment and development	1,755	1,317	1,161
Other investment costs	1,324	1,401	1,435
Severance, impairment and other	2,417	-	-

Total expenses	263,610	240,202	223,308

Operating income	99,127	90,132	77,695
Interest income	77	393	1,021
Interest expense	(44,704)	(46,028)	(56,417)
Amortization of deferred financing costs	(2,573)	(2,695)	(2,797)
Net gains on condominium sales activities	27,944	36,273	10,514
Equity in income of unconsolidated real estate entities, net	2,090	7,995	1,001
Other income (expense), net	(839)	1,034	619
Net loss on extinguishment of indebtedness	-	(4,318)	(6,919)

Income from continuing operations	81,122	82,786	24,717

Discontinued operations
Income from discontinued property operations	1,418	1,505	878
Gains on sales of real estate assets	28,380	-	-

Income from discontinued operations	29,798	1,505	878

Net income	110,920	84,291	25,595
Noncontrolling interests - consolidated real estate entities	(107)	(135)	(67)

Net income available to the Operating Partnership	110,813	84,156	25,528
Distributions to preferred unitholders	(3,688)	(3,688)	(4,455)
Preferred unit redemption costs	-	-	(1,757)

Net income available to common unitholders	$107,125	$80,468	$19,316

Per common unit data - Basic
Income from continuing operations (net of preferred distributions)	$1.42	$1.46	$0.36
Income from discontinued operations	0.55	0.03	0.02

Net income available to common unitholders	$1.96	$1.49	$0.38

Weighted average common units outstanding - basic	54,478	53,968	50,584

Per common unit data - Diluted
Income from continuing operations (net of preferred distributions)	$1.41	$1.45	$0.36
Income from discontinued operations	0.54	0.03	0.02

Net income available to common unitholders	$1.96	$1.48	$0.38

Weighted average common units outstanding - diluted	54,650	54,278	50,972

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	68

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year ended December 31,
	2013	2012	2011
Net income	$110,920	$84,291	$25,595
Net change in derivative financial instruments	8,282	(9,069)	(2,641)

Total comprehensive income	119,202	75,222	22,954
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(107)	(135)	(67)

Total Operating Partnership comprehensive income	$119,095	$75,087	$22,887

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	69

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners
	(No. of Units)	(No. of Units)
Equity, December 31, 2010	2,851	49,084	$92,963	$10,354	$863,773	$-	$967,090	$205	$967,295
Comprehensive income (loss)	-	-	4,455	184	20,827	(2,633)	22,833	67	22,900
Contributions from the Company related to sales of Company common stock	-	3,409	-	1,357	134,294	-	135,651	-	135,651
Contributions from the Company related to employee stock purchase, stock option and other plans	-	651	-	173	17,113	-	17,286	-	17,286
Conversion of redeemable common units	-	-	-	-	547	-	547	-	547
Adjustment for ownership interest of redeemable common units	-	-	-	-	(466)	-	(466)	-	(466)
Redemption of preferred units	(1,983)	-	(49,571)	-	(62)	-	(49,633)	-	(49,633)
Equity-based compensation	-	-	-	26	2,548	-	2,574	-	2,574
Distributions to preferred unitholders	-	-	(4,455)	-	-	-	(4,455)	-	(4,455)
Distributions to common unitholders ($0.84 per unit)	-	-	-	(432)	(42,673)	-	(43,105)	-	(43,105)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(267)	(267)
Adjustment to redemption value of redeemable common units	-	-	-	-	(804)	-	(804)	-	(804)

Equity, December 31, 2011	868	53,144	43,392	11,662	995,097	(2,633)	1,047,518	5	1,047,523
Comprehensive income (loss)	-	-	3,688	804	79,447	(9,046)	74,893	135	75,028
Contributions from the Company related to sales of Company common stock	-	550	-	255	25,202	-	25,457	-	25,457
Contributions from the Company related to employee stock purchase, stock option and other plans	-	919	-	254	25,160	-	25,414	-	25,414
Conversion of redeemable common units	-	-	-	-	591	-	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	-	-	(416)	-	(416)	-	(416)
Equity-based compensation	-	-	-	29	2,901	-	2,930	-	2,930
Distributions to preferred unitholders	-	-	(3,688)	-	-	-	(3,688)	-	(3,688)
Distributions to common unitholders ($0.97 per unit)	-	-	-	(527)	(52,024)	-	(52,551)	-	(52,551)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(234)	(234)
Adjustment to redemption value of redeemable common units	-	-	-	-	(434)	-	(434)	-	(434)

Equity, December 31, 2012	868	54,613	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620

Post Apartment Homes, L.P.	70

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners
	(No. of Units)	(No. of Units)
Equity, December 31, 2012	868	54,613	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	-	-	3,688	1,071	105,775	8,260	118,794	107	118,901
Contributions from the Company related to employee stock purchase, stock option and other plans	-	263	-	55	5,494	-	5,549	-	5,549
Conversion of redeemable common units	-	-	-	-	354	-	354	-	354
Adjustment for ownership interest of redeemable common units	-	-	-	-	(192)	-	(192)	-	(192)
Equity-based compensation	-	-	-	36	3,602	-	3,638	-	3,638
Acquisition of common units	-	(550)	-	(248)	(24,552)		(24,800)		(24,800)
Distributions to preferred unitholders	-	-	(3,688)	-	-	-	(3,688)	-	(3,688)
Distributions to common unitholders ($1.24 per unit)	-	-	-	(676)	(66,757)	-	(67,433)	-	(67,433)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(229)	(229)
Adjustment to redemption value of redeemable common units	-	-	-	-	1,011	-	1,011	-	1,011

Equity, December 31, 2013	868	54,326	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	71

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$110,920	$84,291	$25,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,135	80,145	75,263
Amortization of deferred financing costs	2,573	2,695	2,797
Net gains on sales of real estate assets	(56,324)	(36,273)	(10,514)
Other, net	2,142	585	1,747
Impairment charges	400	-	-
Equity in income of unconsolidated entities, net	(2,090)	(7,995)	(1,001)
Distributions of earnings of unconsolidated entities	2,865	3,236	1,744
Deferred compensation	21	109	95
Equity-based compensation	3,647	2,937	2,581
Net loss on extinguishment of indebtedness	-	4,318	6,919
Changes in assets, decrease (increase) in:
Other assets	(3,545)	(921)	(1,213)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(564)	536	(656)
Accounts payable and accrued expenses	2,154	598	(288)
Security deposits and prepaid rents	2,040	(72)	(685)

Net cash provided by operating activities	150,374	134,189	102,384

Cash Flows From Investing Activities
Development and construction of real estate assets	(123,422)	(133,379)	(76,271)
Acquisiton of communities	(48,399)	(73,963)	(48,616)
Proceeds from sales of real estate assets	116,684	87,673	59,469
Capitalized interest	(3,962)	(5,534)	(3,000)
Property capital expenditures	(36,236)	(28,015)	(26,123)
Corporate additions and improvements	(1,357)	(585)	(996)
Distributions from unconsolidated entities	-	7,821	-
Note receivable collections and other investments	954	967	597

Net cash used in investing activities	(95,738)	(145,015)	(94,940)

Cash Flows From Financing Activities
Lines of credit proceeds	-	104,632	159,523
Lines of credit repayments	-	(239,632)	(24,523)
Proceeds from indebtedness	-	550,000	-
Payments on indebtedness	(3,730)	(282,979)	(197,806)
Payments of financing costs and other	(302)	(11,051)	(10,112)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	4,858	50,123	152,187
Redemption of preferred units	-	-	(49,633)
Redemption of common units	(24,800)	-	-
Distributions to noncontrolling interests - real estate entities	(229)	(234)	(267)
Distributions to noncontrolling interests - non-Company common unitholders	(166)	(139)	(136)
Distributions to preferred unitholders	(3,688)	(3,688)	(4,455)
Distributions to common unitholders	(63,167)	(50,592)	(41,227)

Net cash provided by (used in) financing activities	(91,224)	116,440	(16,449)

Net increase (decrease) in cash and cash equivalents	(36,588)	105,614	(9,005)
Cash and cash equivalents, beginning of period	118,698	13,084	22,089

Cash and cash equivalents, end of period	$82,110	$118,698	$13,084

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	72

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Internal Revenue Code of 1986, as amended.

At December 31, 2013, the Company had interests in 22,516 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units in five communities currently under development or in lease-up. At December 31, 2013, approximately 30.0%, 22.6%, 14.0% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At December 31, 2013, the Company had outstanding 54,191 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.7% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 135 at December 31, 2013 and represented a 0.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.7% for the years ended December 31, 2013, 2012 and 2011.

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

Post Properties, Inc.	73
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” The Company accounts for each condominium project under either the “Deposit Method” or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in ASC Topic 360-20. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs and the determination that the buyer has made an adequate initial and continuing cash investment under the contract in accordance with ASC Topic 360-20. For all years presented, all condominium communities are accounted for under the Deposit Method. In periods prior to and including 2013, under ASC Topic 360-20, the Company used the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs were used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits were adjusted to reflect changes in the actual and estimated costs and revenues of each project.

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

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.6%, 5.4% and 6.0% for 2013, 2012 and 2011, respectively. Internal development and construction personnel and

Post Properties, Inc.	74
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $2,900, $3,755 and $2,854 in 2013, 2012 and 2011, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

For cash flow statement purposes, the Company classifies capital expenditures for developed condominium communities in investing activities in the caption titled, “Development and construction of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Proceeds from the sale of real estate assets.”

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components – 40 years; other building and land improvements – 20 years; furniture, fixtures and equipment – 5-10 years).

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of December 31, 2013, there were no real estate assets held for sale.

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

(In thousands, except per share or unit and apartment unit data)

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

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election as of January 1, 2012 to measure derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rate changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Georgia, Florida, Virginia, Maryland, North Carolina and New York and certain escrow deposits associated with the Company’s for-sale condominium business.

Post Properties, Inc.	76
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per share and per unit data

The Company and Operating Partnership report both basic and diluted earnings per share and per unit, respectively, as prescribed by ASC Topic 260, “Earnings Per Share.” The guidance also requires entities with participating securities that contain non-forfeitable rights to dividends, like the Company’s unvested share-based payment awards (see notes 6 and 7), to use the two-class method for computing basic and dilutive earnings per share and unit. Under the two-class method earnings are allocated to each class of common stock and to participating securities according to the dividends paid or declared and the relative participation of such securities to remaining undistributed earnings.

Basic earnings per common share and earnings per common unit are computed by dividing net income available to common shareholders or unitholders by the weighted average number of common shares or units outstanding during the year. Diluted earnings per common share and diluted earnings per common unit are computed by dividing net income available to common shareholders or unitholders by the weighted average number of common shares or units and common share or unit equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options. Common share and unit equivalents are excluded from the computations in years in which they have an anti-dilutive effect. The computation of basic and diluted earnings per share and basic and diluted earnings per common unit for income from continuing operations is detailed in notes 6 and 7 for the Company and the Operating Partnership, respectively.

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 5) and (2) noncontrolling interests related to its consolidated real estate entities.

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
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for 2013, 2012 and 2011 was as follows:

	Year ended December 31,
	2013	2012	2011
Interest paid, including interest capitalized	$49,519	$51,417	$60,447
Income tax payments, net	1,192	3	386
Non-cash investing and financing activities:
Dividends and distributions payable	17,928	13,653	11,692
Conversions of redeemable common units	354	591	547
Common stock 401k matching contribution	670	639	655
Construction and property capital expenditure cost accruals, increase (decrease)	(8,435)	7,422	1,475
Adjustments to equity related to redeemable common units, net increase (decrease)	819	(850)	(1,270)

2.	REAL ESTATE ACTIVITIES

Acquisitions

In May 2013, the Company acquired a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The purchase price of this community was allocated to land ($4,377), building improvements and equipment ($43,724) and identified lease related intangible assets ($399) based on their estimated fair values.

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

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. Under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. There were no apartment communities classified as held for sale at December 31, 2013.

For all years presented, income from discontinued operations included the results of operations of one community through its sale date in October 2013.

The revenues and expenses for this community in 2013, 2012 and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
Revenues
Rental	$3,557	$4,155	$3,934
Other property revenues	356	422	379

Total revenues	3,913	4,577	4,313

Expenses
Property operating and maintenance	1,679	1,903	2,262
Depreciation	527	778	799
Interest	289	391	374

Total expenses	2,495	3,072	3,435

Income from discontinued property operations	$1,418	$1,505	$878

Post Properties, Inc.	78
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

In 2013, the Company recognized net gains in discontinued operations of $28,380 from the sale of one apartment community, containing 342 units. This sale generated aggregate gross proceeds of $47,500.

Condominium activities

In 2013, the Company continued to sell condominium homes at two wholly owned condominium communities. In the third quarter of 2013, the Company substantially completed the sell-out of its condominium community in Atlanta, Georgia (the “Atlanta Condominium Project”). At December 31, 2013, the Company had one condominium unit remaining for sale at this community with an aggregate carrying value of $1,122. The Company completed the sell-out of its remaining condominium units in its condominium community in Austin, Texas (the “Austin Condominium Project”), during the second quarter of 2013.

The revenues, costs and expenses associated with consolidated condominium activities included in continuing operations in 2013, 2012 and 2011 was as follows:

	Year ended December 31,
	2013	2012	2011
Condominium revenues	$68,168	$89,698	$57,944
Condominium costs and expenses	(40,224)	(54,037)	(48,407)

Net gains on sales of residential condominiums, before income tax	27,944	35,661	9,537
Net gain on sale of retail condominium, before income tax	-	-	977
Income tax benefit	-	612	-

Net gains on sales of condominiums	$27,944	$36,273	$10,514

The Company closed 62, 96 and 58 condominium homes in 2013, 2012 and 2011, respectively, at its condominium communities. In 2012, the Company recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries. In 2011, the Company sold a retail condominium, representing a portion of the available retail space, at the Austin Condominium Project and recognized a net gain of $977.

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2013, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2013 and 2012, the Company’s investment in the 35% owned Apartment LLC totaled $4,056 and $4,533, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of these Apartment LLCs was approximately $2,738 at December 31, 2013. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLC at December 31, 2013 and 2012 reflects a credit investment of $16,687 and $16,297, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

Post Properties, Inc.	79
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2013	2012
Real estate assets, net of accumulated depreciation of $43,649 and
$38,332 at December 31, 2013 and 2012, respectively	$209,132	$212,877
Cash and other	4,978	5,103

Total assets	$214,110	$217,980

Mortgage notes payable	$177,723	$177,723
Other liabilities	2,673	2,588

Total liabilities	180,396	180,311
Members’ equity	33,714	37,669

Total liabilities and members’ equity	$214,110	$217,980

Company’s equity investment in Apartment LLCs (1)	$(12,631)	$(11,764)

(1)	At December 31, 2013 and 2012, the Company’s equity investment includes its credit investments of $16,687 and $16,297, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2013	2012	2011
Revenues
Rental	$25,692	$24,659	$23,504
Other property revenues	1,881	1,844	1,823

Total revenues	27,573	26,503	25,327

Expenses
Property operating and maintenance	10,955	10,541	9,896
Depreciation and amortization	5,421	5,768	5,934
Interest	9,052	9,181	10,247

Total expenses	25,428	25,490	26,077

Net income (loss) from continuing operations	2,145	1,013	(750)
Income (loss) from discontinued operations	-	21,667	(151)

Net income	$2,145	$22,680	$(901)

Company’s share of net income in Apartment LLCs	$2,090	$7,995	$1,001

In February 2012, a 35% owned Apartment LLC sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLC’s outstanding mortgage note payable of $29,272 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations in the table above in 2012. The Company’s equity in income of unconsolidated entities for the year ended December 31, 2012 includes a net gain of $6,055 resulting from this transaction.

At December 31, 2013, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes collectively total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

Post Properties, Inc.	80
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

4.	INDEBTEDNESS

At December 31, 2013 and 2012, the Company’s indebtedness consisted of the following:

	Payment Terms		Maturity Date		December 31,
Description		Interest Rate			2013	2012
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017-2022	(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70% (2)	2018		300,000	300,000
Unsecured Revolving Lines of Credit	Int.	LIBOR + 1.225% (3)	2016		-	-
Secured Mortgage Notes	Prin. and Int.	4.88% - 5.99%	2015-2019	(4)	398,734	402,464

Total					$1,098,734	$1,102,464

(1)	There are no maturities of senior unsecured notes in 2014. The outstanding unsecured notes mature in 2017 and 2022.
(2)

Represents stated rate at December 31, 2013. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At December 31, 2013, the effective blended interest rate under the Term Loan was 3.24%.

(3)	Represents stated rate at December 31, 2013.
(4)	There are no maturities of secured notes in 2014.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2014	$3,961
2015	124,205
2016	4,418
2017	154,736
2018	350,958
Thereafter	460,456

$1,098,734

Unsecured lines of credit

At December 31, 2013, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At December 31, 2013, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets, excluding its current investment in the Atlanta Condominium Project, and certain mixed-use projects, as defined. At December 31, 2013, letters of credit to third parties totaling $420 had been issued for the account of the Company under this facility.

Additionally, at December 31, 2013, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

Post Properties, Inc.	81
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

In connection with the refinancing of the line of credit facilities in 2012, the Company recognized an extinguishment loss of $301 related to the write-off of a portion of unamortized deferred financing costs associated with the amendment of the Syndicated Line. In connection with the Term Loan financing, and the refinancing of the Syndicated Line and the Cash Management Line in January 2012, the Company incurred fees and expenses of approximately $5,159 in 2012.

Unsecured term loan

At December 31, 2013, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). At December 31, 2013, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed further above. As discussed in note 14, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of December 31, 2013 (subject to adjustment based on subsequent changes in the Company’s credit ratings).

Debt issuances, retirements and modifications

2013

There were no issuances or retirements of indebtedness in 2013.

2012

In January 2012, the Company entered into the Term Loan discussed above. In 2012, the proceeds from the Term Loan were used to retire the senior unsecured notes that matured in June 2012, as discussed below, to pay down outstanding line of credit borrowings and for general corporate purposes, including the repayment of secured mortgage indebtedness discussed below.

In June 2012, the Company repaid $95,684 of senior unsecured notes upon their maturity. The stated interest rate on these notes was 5.45%.

In October 2012, the Company prepaid $53,027 of secured mortgage indebtedness at par. The stated interest rate on the indebtedness was 5.50%.

In November 2012, the Company issued $250,000 of senior unsecured notes. These notes bear interest at 3.375% and are due in 2022. In December 2012, the Company used a portion of the proceeds from these unsecured notes to prepay $130,091 of 6.30% senior unsecured notes. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,017 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at December 31, 2013.

Post Properties, Inc.	82
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

The aggregate net book value at December 31, 2013 of property pledged as collateral for indebtedness amounted to approximately $330,670.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2013, the Company had not used this program and had 4,000 shares remaining for issuance. Sales of common stock under a previous ATM program totaled 550 and 3,409 shares for gross process of $26,153 and $138,628 in 2012 and 2011, respectively. The average gross sales price per share was $47.55 and $40.67, in 2012 and 2011, respectively. The Company’s net proceeds of $25,457 and $135,651 in 2012 and 2011, respectively, were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership used the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. Under this program, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08 in 2013. There were no shares of common stock repurchased in 2012 or 2011 under this program or a previous stock repurchase program. The Company made repurchases of preferred stock under these programs in 2011 as described below.

Preferred stock

At December 31, 2013, the Company had one outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price(1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)
Series A	868	$50.00	10/01/26	$50.00	8-1/2%	$4.25

(1) The	redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.

In March 2011, the Company redeemed its 7-5/8% Series B preferred stock at its redemption value of $49,571, plus accrued and unpaid dividends through the redemption date. Correspondingly, the Operating Partnership redeemed its Series B preferred units on the same date and under the same terms. In connection with the issuance of the Series B preferred stock in 1997, the Company incurred issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series B preferred stock exceeded the related carrying value by the associated issuance costs and expenses of $1,757. In connection with the redemption, the Company reflected $1,757 of issuance costs and expenses as a reduction of earnings in arriving at the net income available to common shareholders in 2011. Likewise, the redemption price of the Series B preferred units exceeded the related carrying value by the associated issuance costs and expenses of $1,757, and the Operating Partnership reflected the $1,757 as a reduction of earnings in arriving at the net income attributable to common unitholders in 2011.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,121 was in excess of its net book value of $2,792. At December 31, 2012, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,159 was in excess of its net book value of $2,820. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

Post Properties, Inc.	83
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s redeemable common units for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
Redeemable common units, beginning of period	$7,159	$6,840	$6,192
Comprehensive income	301	194	54
Conversion of redeemable common units for shares	(354)	(591)	(547)
Adjustment for ownership interest of redeemable common units	192	416	466
Stock-based compensation	9	7	7
Distributions to common unitholders	(175)	(141)	(136)
Adjustment to redemption value of redeemable common units	(1,011)	434	804

Redeemable common units, end of period	$6,121	$7,159	$6,840

6.	COMPANY EARNINGS PER SHARE

In 2013, 2012 and 2011, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations available to common shareholders of the Company was as follows:

	Year ended December 31,
	2013	2012	2011
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$81,122	$82,786	$24,717
Noncontrolling interests - consolidated real estate entities	(107)	(135)	(67)
Noncontrolling interests - Operating Partnership	(202)	(213)	(59)
Preferred stock dividends	(3,688)	(3,688)	(4,455)
Preferred stock redemption costs	-	-	(1,757)
Unvested restricted stock (allocation of earnings)	(170)	(183)	(57)

Income from continuing operations available to common shareholders	$76,955	$78,567	$18,322

Common shares (denominator):
Weighted average shares outstanding - basic	54,336	53,821	50,420
Dilutive shares from stock options	172	310	388

Weighted average shares outstanding - diluted	54,508	54,131	50,808

Per-share amount:
Basic	$1.42	$1.46	$0.36

Diluted	$1.41	$1.45	$0.36

Stock options to purchase 186, 158 and 531 shares of common stock in 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER SHARE

In 2013, 2012 and 2011, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations available to common unitholders of the Operating Partnership was as follows:

	Year ended December 31,
	2013	2012	2011
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$81,122	$82,786	$24,717
Noncontrolling interests - consolidated real estate entities	(107)	(135)	(67)
Preferred unit distributions	(3,688)	(3,688)	(4,455)
Preferred unit redemption costs	-	-	(1,757)
Unvested restricted stock (allocation of earnings)	(170)	(183)	(57)

Income from continuing operations available to common unitholders	$77,157	$78,780	$18,381

Post Properties, Inc.	84
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

	Year ended December 31,
	2013	2012	2011
Common units (denominator):
Weighted average units outstanding - basic	54,478	53,968	50,584
Dilutive units from stock options	172	310	388

Weighted average units outstanding - diluted	54,650	54,278	50,972

Per-unit amount:
Basic	$1.42	$1.46	$0.36

Diluted	$1.41	$1.45	$0.36

Stock options to purchase 186, 158 and 531 shares of common stock in 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

8.	SEVERENCE, IMPAIRMENT AND OTHER

Severance, impairment and other in 2013 included severance charges of $1,189 related to the departure of an executive officer and other personnel and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 14). The Company also recognized expenses of approximately $592 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $236 related to fire damage sustained at one of the Company’s communities. The casualty losses were beneath the Company’s insured deductibles.

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

The Operating Partnership files tax returns as a limited partnership under the Code. As a partnership, the income and losses of the Operating Partnership are allocated to its partners, including the Company, for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been included in the accompanying Operating Partnership financial statements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries, including the Company’s taxable REIT subsidiaries (“TRSs”), income tax returns are subject to examination by federal and state tax jurisdictions for years 2010 through 2012. Net income tax loss carryforwards and other tax attributes generated in years prior to 2010 are also subject to challenge in any examination of the 2010 to 2012 tax years.

As of December 31, 2013 and 2012, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2013, 2012 and 2011 were not material to the Company’s results of operations, cash flows or financial position.

Post Properties, Inc.	85
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Reconciliation of net income available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income available to the Company to taxable income for 2013, 2012 and 2011 is detailed below:

	2013 (Estimate)	2012 (Actual)	2011 (Actual)
Net income available to the Company	$110,534	$83,939	$25,466
Add (subtract) net loss (income) of taxable REIT subsidiaries	(26,842)	(33,956)	(739)

Adjusted net income available to the Company	83,692	49,983	24,727
Book/tax depreciation difference	(3,770)	(2,611)	(3,863)
Book/tax difference on gains from real estate sales	(28,306)	1,804	-
Book/tax difference on stock-based compensation	(1,810)	(15,706)	(5,108)
Other book/tax differences, net	6,068	(1,267)	(3,761)

Taxable income of the Company before allocation of taxable capital gains	55,874	32,203	11,995
Income taxable as capital gains	-	(7,843)	-

Taxable ordinary income of the Company	$55,874	$24,360	$11,995

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for 2013, 2012 and 2011:

	2013		2012		2011
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Ordinary income	$1.15	99.4%	$0.53	56.6%	$0.23	28.0%
Capital gains	0.01	0.6	0.07	7.0	-	-
Unrecaptured Section 1250 gains	-	-	0.06	6.9	-	-
Return of capital	-	-	0.28	29.5	0.59	72.0

	$1.16	100%	$0.94	100.0%	$0.82	100.0%

(1)	The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ.

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2013, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by $44,000.

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. No income tax provision (benefit) was recognized in 2013, 2012 and 2011 other than discussed below, as a result of estimated and actual taxable losses and the inability to recognize tax benefits related to such losses and aggregate deferred tax assets due to the uncertainty surrounding their ultimate realization. In 2012, the TRSs recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years. In 2011, the TRSs recognized an income tax benefit of $470 resulting from adjustments of prior year state tax provisions based on filed tax returns.

Post Properties, Inc.	86
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

At December 31, 2013 and 2012, the TRSs’ net deferred tax assets totaled $25,166 and $38,559, respectively. The TRSs’ net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2013 and 2012, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable.

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year ended December 31,
	2013	2012	2011
Dividend yield	2.0%	2.0%	2.2%
Expected volatility	43.1%	43.3%	42.4%
Risk-free interest rate	1.1%	1.1%	2.7%
Expected option term (years)	6.0 years	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $3,020, $2,334 and $2,004 in 2013, 2012 and 2011, respectively. At December 31, 2013, there was $3,210 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested in 2013, 2012 and 2011 was $2,933, $3,892 and $4,246, respectively.

Post Properties, Inc.	87
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

A summary of the activity related to the Company’s restricted stock for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013		2012		2011
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	65	$42	84	$29	129	$19
Granted (1)	75	50	59	45	52	38
Vested	(64)	44	(78)	30	(97)	21
Forfeited	(1)	50	-	-	-	-

Unvested shares, end of period	75	48	65	42	84	29

(1)	The total value of the restricted share grants in 2013, 2012 and 2011 was $3,743, $2,657 and $2,012, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. In 2013, 2012 and 2011, the Company recorded compensation expense related to stock options of $463, $380 and $379, respectively, recognized under the fair value method. At December 31, 2013, there was $437 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.6 years.

A summary of stock option activity under all plans in 2013, 2012 and 2011, is presented below:

	Year ended December 31,
	2013		2012		2011
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	685	$34	1,501	$31	2,068	$31
Granted	29	50	29	44	25	37
Exercised	(174)	29	(845)	30	(582)	30
Forfeited	(1)	50	-	-	-	-
Expired	-	-	-	-	(10)	39

Options outstanding, end of period (1)	539	36	685	34	1,501	31

Options exercisable, end of period (1)	486	35	617	34	1,348	33

Options vested and expected to vest, end of period (1)	536	36	682	34	1,494	31

Weighted average fair value of options granted during the period	$17.26		$15.18		$13.18

(1)

At December 31, 2013, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $5,418, $5,333 and $5,413, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 3.7 years, 3.2 years and 3.7 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised in 2013, 2012 and 2011 and was $2,808, $15,808 and $5,525, respectively.

At December 31, 2013, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outsanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $39.95	217	$23	4.0	208	$23
$40.15 - $50.30	322	45	3.6	278	44

Total	539	36	3.7	486	35

Post Properties, Inc.	88
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $164, $223 and $198 in 2013, 2012 and 2011, respectively.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2013, 2012 and 2011. Company contributions of $658, $670 and $639 were made to the 401K Plan in 2013, 2012 and 2011, respectively. Contributions are made in the Company’s common stock.

12.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases expiring in 2038 and 2074 for two separate operating communities as well as to other facility, office, equipment and other operating leases with terms expiring through 2057. One of the ground leases contains stated rent increases that generally compensate for the impact of inflation. The other ground lease does not contain any escalating payments. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2013, were as follows:

2014	$665
2015	652
2016	650
2017	652
2018	652
2019 and thereafter	65,169

The Company incurred $3,542, $3,738 and $3,691 of rent expense, including rent expense under short-term rental and lease arrangements, in 2013, 2012 and 2011, respectively.

Legal proceedings

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Limited discovery is proceeding. Under the Court’s scheduling order, the deadline for completion of discovery was November 2013 and briefing of any dispositive motions would be accomplished by March 2014. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

In 2013, 2012 and 2011, the Company held investments in Apartment LLCs accounted for under the equity method of accounting (see note 3). In 2013, 2012 and 2011, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,481, $3,488 and $3,978, respectively, from these related companies. The Company’s portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

14.	FAIR VALUE MEASURES AND FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2013. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress, land held for future investment and for-sale condominiums, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.

In 2013, the Company recognized impairment charges of $400 to write-down a parcel of land held for future investment to its estimated fair value. The estimated fair value of the land was determined using Level 3 inputs, consisting primarily of comparable market sales data. In 2012 and 2011, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At December 31, 2013, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) entered into in 2012 and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at December 31, 2013 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at December 31, 2013 and 2012 were valued as net liabilities of $3,428 and $11,710, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow

Post Properties, Inc.	90
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for 2013 and 2012:

	Year ended December 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2013	2012	2011
Gain (loss) recognized in other comprehensive income	$4,191	$(11,804)	$-

Loss reclassified from accumulated other comprehensive income into interest expense	$(4,091)	$(2,735)	$-

The amounts reported in accumulated other comprehensive income as of December 31, 2013 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,979 will be reclassified from accumulated comprehensive income (loss) to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of December 31, 2013, the termination payment by the Company would have been approximately $3,419.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. December 31, 2013, the fair value of fixed rate debt was approximately $816,582 (carrying value of $798,734) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,653 (carrying value of $300,000). At December 31, 2012, the fair value of fixed rate debt was approximately $860,217 (carrying value of $802,464) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $298,551 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2012.

•

Lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of 2013, including communities that stabilized in 2013.

•	Acquired communities – those communities acquired in 2013 or in 2012.

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income in 2013, 2012 and 2011. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2013	2012	2011
Revenues
Fully stabilized communities	$313,412	$301,899	$278,180
Lease-up communities	16,765	1,779	-
Acquired communities	8,708	2,757	-
Other property segments	22,980	23,049	21,905
Other	872	850	918

Consolidated revenues	$362,737	$330,334	$301,003

Contribution to Property Net Operating Income
Fully stabilized communities	$192,263	$186,008	$169,518
Lease-up communities	8,640	(5)	-
Acquired communities	5,721	1,868	-
Other property segments, including corporate management expenses	(20)	(162)	419

Consolidated property net operating income	206,604	187,709	169,937

Interest income	77	393	1,021
Other revenues	872	850	918
Depreciation	(85,608)	(79,367)	(74,464)
Interest expense	(44,704)	(46,028)	(56,417)
Amortization of deferred financing costs	(2,573)	(2,695)	(2,797)
General and administrative	(17,245)	(16,342)	(16,100)
Investment and development	(1,755)	(1,317)	(1,161)
Other investment costs	(1,324)	(1,401)	(1,435)
Severance, impairment and other	(2,417)	-	-
Gains on condominium sales activities, net	27,944	36,273	10,514
Equity in income of unconsolidated real estate entities, net	2,090	7,995	1,001
Other income (expense), net	(839)	1,034	619
Net loss on extinguishment of indebtedness	-	(4,318)	(6,919)

Income from continuing operations	81,122	82,786	24,717
Income from discontinued operations	29,798	1,505	878

Net income	$110,920	$84,291	$25,595

Post Properties, Inc.	92
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

16.	OTHER INCOME (EXPENSE)

In 2013, 2012 and 2011, other expense included state franchise taxes of $839, $625 and $600, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In addition, for 2012, other income (expense) included income of $1,554 related to the settlement of construction litigation at one of the Company’s apartment communities, income of $62 from the sale of a technology investment and income of $43 related to receivable recoveries. In 2011, other income (expense) primarily included a state income tax benefit of $470 relating to the true-up of a prior year tax provision, income of $475 related to the sale of a technology investment and income of $274 related to legal settlements and miscellaneous receivable recoveries.

17.	COMPANY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2013 and 2012 was as follows:

	Year ended December 31, 2013
	First	Second	Third	Fourth
Revenues	$86,358	$89,280	$93,394	$93,705

Income from continuing operations	19,957	27,171	18,632	15,362
Income from discontinued operations	433	443	421	28,501

Net income	20,390	27,614	19,053	43,863
Noncontrolling interests	(48)	(126)	(80)	(132)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)

Net income available to common shareholders	$19,420	$26,566	$18,051	$42,809

Earnings per common share:
Net income available to common shareholders – basic	$0.36	$0.49	$0.33	$0.79
Net income available to common shareholders – diluted	$0.35	$0.48	$0.33	$0.79

	Year ended December 31, 2012
	First	Second	Third	Fourth
Revenues	$79,168	$81,026	$85,216	$84,924

Income from continuing operations	21,504	20,825	21,945	18,512
Income from discontinued operations	361	345	377	422

Net income	21,865	21,170	22,322	18,934
Noncontrolling interests	(65)	(91)	(115)	(81)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)

Net income available to common shareholders	$20,878	$20,157	$21,285	$17,931

Earnings per common share:
Net income available to common shareholders – basic	$0.39	$0.37	$0.39	$0.33
Net income available to common shareholders – diluted	$0.39	$0.37	$0.39	$0.33

In the second quarter of 2013, the increase in net income available to common shareholders primarily reflects the timing of condominium sales and gains between periods. In the fourth quarter of 2013, the Company recognized a gain in discontinued operations on the sale of an apartment community. In the first quarter of 2012, the Company recognized a gain on the sale of an apartment community held in an unconsolidated entity. In the fourth quarter of 2012, the reduction in net income available to common shareholders primarily resulted from a loss on the early extinguishment of indebtedness.

Post Properties, Inc.	93
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

18.	OPERATING PARTNERSHIP QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2013 and 2012 was as follows:

	Year ended December 31, 2013
	First	Second	Third	Fourth
Revenues	$86,358	$89,280	$93,394	$93,705

Income from continuing operations	19,957	27,171	18,632	15,362
Income from discontinued operations	433	443	421	28,501

Net income	20,390	27,614	19,053	43,863
Noncontrolling interests – consolidated real estate entities	3	(58)	(32)	(20)
Distributions to preferred unitholders	(922)	(922)	(922)	(922)

Net income available to common unitholders	$19,471	$26,634	$18,099	$42,921

Earnings per common unit:
Net income available to common unitholders – basic	$0.36	$0.49	$0.33	$0.79
Net income available to common unitholders – diluted	$0.35	$0.48	$0.33	$0.79

	Year ended December 31, 2012
	First	Second	Third	Fourth
Revenues	$79,168	$81,026	$85,216	$84,924

Income from continuing operations	21,504	20,825	21,945	18,512
Income from discontinued operations	361	345	377	422

Net income	21,865	21,170	22,322	18,934
Noncontrolling interests – consolidated real estate entities	(6)	(35)	(55)	(39)
Distributions to preferred unitholders	(922)	(922)	(922)	(922)

Net income available to common unitholders	$20,937	$20,213	$21,345	$17,973

Earnings per common unit:
Net income available to common unitholders – basic	$0.39	$0.37	$0.39	$0.33
Net income available to common unitholders – diluted	$0.39	$0.37	$0.39	$0.33

In the second quarter of 2013, the increase in net income available to common shareholders primarily reflects the timing of condominium sales and gains between periods. In the fourth quarter of 2013, the Operating Partnership recognized a gain in discontinued operations on the sale of an apartment community. In the first quarter of 2012, the Operating Partnership recognized a gain on the sale of an apartment community held in an unconsolidated entity. In the fourth quarter of 2012, the reduction in net income available to common unitholders primarily resulted from a loss on the early extinguishment of indebtedness.

Post Properties, Inc.	94
Post Apartment Homes, L.P.

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Georgia
Post Alexander™	Apartments	$-	$7,392	$-	$49,800	$7,392	$49,800	$57,192	$12,850	04/06	N/A
Post Briarcliff™	Apartments	57,960	13,344	-	51,680	13,344	51,680	65,024	25,395	12/96	09/96
Post Brookhaven®	Apartments	-	7,921	-	39,275	7,921	39,275	47,196	25,927	07/89 - 12/92	03/89
Post Chastain®	Apartments	-	6,352	-	62,372	6,779	61,945	68,724	34,039	06/88 - 10/90	06/88
Post Crossing®	Apartments	26,023	3,951	-	23,193	3,951	23,193	27,144	12,653	04/94 - 08/95	11/93
Post Gardens®	Apartments	-	5,859	-	37,142	5,931	37,070	43,001	19,560	07/96	05/96
Post Glen®	Apartments	27,037	5,591	-	24,946	5,784	24,753	30,537	12,801	07/96	05/96
Post Parkside™	Mixed Use	-	3,402	-	22,168	3,465	22,105	25,570	9,573	02/99	12/97
Post Peachtree Hills®	Apartments	-	4,215	-	26,852	4,857	26,210	31,067	11,380	02/92 - 09/94	02/92 & 9/92
Post Riverside®	Mixed Use	-	11,130	-	122,072	12,457	120,745	133,202	59,584	07/96	01/96
Post Spring™	Apartments	-	2,105	-	41,715	2,105	41,715	43,820	18,424	09/99	09/99
Post Stratford™ (3)	Apartments	-	328	-	29,577	620	29,285	29,905	12,794	04/99	01/99
Virginia
Post Carlyle Square™	Mixed Use	-	5,920	-	136,509	8,474	133,955	142,429	15,805	12/04 - 08/10	N/A
Post Corners®	Apartments	39,375	4,404	-	27,519	4,493	27,430	31,923	14,013	06/94	06/94
Post Pentagon Row™	Mixed Use	-	2,359	7,659	90,462	3,470	97,010	100,480	32,913	06/99	02/99
Post Tysons Corner™	Apartments	-	20,000	65,478	10,613	20,000	76,091	96,091	20,785	N/A	06/04
Maryland
Post Fallsgrove	Apartments	-	14,801	69,179	6,192	14,801	75,371	90,172	15,765	N/A	7/06
Post Park®	Mixed Use	-	8,555	-	75,578	8,555	75,578	84,133	14,613	12/07	N/A

Post Properties, Inc.	95
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Texas
Post Abbey™	Apartments	$-	$575	$6,276	$2,902	$575	$9,178	$9,753	$3,627	N/A	10/97
Post Addison Circle™	Mixed Use	120,000	2,885	41,482	138,497	8,382	174,482	182,864	79,572	10/97	10/97
Post Barton Creek™	Apartments	-	1,920	24,482	4,725	1,920	29,207	31,127	6,417	N/A	03/06
Post Cole’s Corner™	Mixed Use	-	1,886	18,006	4,680	2,086	22,486	24,572	10,902	N/A	10/97
Post Eastside™	Mixed Use	-	5,735	-	53,999	5,735	53,999	59,734	12,425	10/06	N/A
Post Heights™/Gallery	Mixed Use	-	5,455	15,559	44,369	5,812	59,571	65,383	26,355	10/97	10/97
Post Katy Trail™	Mixed Use	-	7,324	40,355	389	7,324	40,744	48,068	2,506	N/A	12/11
Post Legacy	Mixed Use	-	684	-	38,086	811	37,959	38,770	14,907	03/99	03/99
Post Meridian™	Apartments	-	1,535	11,605	3,058	1,535	14,663	16,198	6,946	N/A	10/97
Post Midtown Square®	Mixed Use	-	6,370	1,412	75,787	5,399	78,170	83,569	24,779	10/97 - 05/11	10/97
Post Park Mesa™	Apartments	-	1,480	17,861	2,684	1,480	20,545	22,025	4,681	N/A	03/06
Post Rice Lofts™ (3)	Mixed Use	-	449	13,393	38,760	449	52,153	52,602	17,788	10/97	10/97
Post Sierra at Frisco Bridges™	Mixed Use	-	3,581	-	38,279	3,581	38,279	41,860	7,929	10/07	N/A
Post South Lamar™	Mixed Use	-	4,942	-	35,028	4,942	35,028	39,970	1,906	02/11	N/A
Post Square™	Mixed Use	-	4,565	24,595	5,232	4,565	29,827	34,392	12,023	N/A	10/97
Post Uptown Village™	Apartments	-	3,955	22,120	22,218	6,195	42,098	48,293	17,352	N/A	10/97
Post Vineyard™	Apartments	-	1,133	8,560	1,820	1,133	10,380	11,513	4,186	N/A	10/97
Post Vintage™	Apartments	-	2,614	12,188	2,549	2,614	14,737	17,351	6,619	N/A	10/97
Post West Austin™	Apartments	-	10,865	-	40,510	10,865	40,510	51,375	9,326	02/08	N/A
Post Worthington™	Mixed Use	-	3,744	34,700	19,471	3,744	54,171	57,915	21,273	N/A	10/97
Florida
Post Bay at Rocky Point™	Apartments	-	528	5,081	21,301	2,400	24,510	26,910	5,203	N/A	10/06
Post Harbour Place™	Mixed Use	-	3,854	-	72,012	8,312	67,554	75,866	30,316	03/97	01/97
Post Hyde Park®	Apartments	44,814	3,498	-	46,589	9,680	40,407	50,087	17,076	09/94 - 10/06	07/94
Post Lake at Baldwin Park®	Apartments	-	24,581	56,702	37,794	24,581	94,496	119,077	12,251	06/11	07/07
Post Lakeside™	Apartments	-	4,377	43,724	116	4,377	43,840	48,217	836	N/A	05/13
Post Parkside™	Mixed Use	-	2,493	-	39,065	2,493	39,065	41,558	15,408	03/99	03/99
Post Rocky Point®	Apartments	-	10,510	-	76,072	10,567	76,015	86,582	35,428	04/94 - 11/96	02/94 & 09/96

Post Properties, Inc.	96
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements		Total (1)		Accumulated Depreciation (2)	Date of Construction	Date Acquired
New York
Post Luminaria™	Mixed Use	$33,602	$4,938	$-	$43,362	$4,938	$43,362		$48,300		$16,884	03/01	03/01
Post Toscana™	Mixed Use	49,923	15,976	-	78,620	17,156	77,440		94,596		21,411	01/02	01/02
North Carolina
Post Ballantyne	Apartments	-	6,400	30,850	3,709	6,400	34,559		40,959		9,789	11/04	05/05
Post Gateway Place™	Mixed Use	-	2,424	-	64,460	3,481	63,403		66,884		24,359	11/00	08/99
Post Park at Phillips Place®	Mixed Use	-	4,305	-	41,899	4,307	41,897		46,204		21,037	01/96	11/95
Post Parkside™ at Wade	Mixed Use	-	3,970	-	47,189	3,970	47,189		51,159		987	06/11	N/A
Post South End™	Mixed Use	-	7,732	65,803	1,144	7,732	66,947		74,679		2,908	N/A	07/12
Post Uptown Place™	Mixed Use	-	2,336	-	30,605	2,363	30,578		32,941		12,088	09/98	09/98
Miscellaneous Investments (4)		-	79,161	1,304	93,607	80,572	93,500		174,072		26,644

Total		$398,734	$376,409	$638,374	$2,148,252	$406,875	$2,756,160	(5)	$3,163,035	(5)	$913,018

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $3,026,809 at December 31, 2013, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)

Depreciation is computed on a straight-line basis over the useful lives of the properties: buildings – 40 years, other building and land improvements – 20 years, and furniture, fixtures and equipment 5-10 years.

(3)	The Company has a leasehold interest in the land underlying these communities.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.
(5)	This total excludes for-sale condominiums and assets held for sale of $1,122 and $0, respectively, at December 31, 2013.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2013	2012	2011
Real estate investments
Balance at beginning of year	$3,011,352	$2,787,689	$2,652,630
Improvements	136,966	152,696	87,944
Acquisitions of communities	48,101	73,535	47,679
Asset impairment charges (a)	(400)	-	-
Disposition of property (b)	(32,984)	(2,568)	(564)

Balance at end of year	$3,163,035	$3,011,352	$2,787,689

Accumulated depreciation
Balance at beginning of year	$842,925	$767,017	$692,514
Depreciation (c)	84,617	78,476	74,678
Accumulated depreciation on disposed property	(14,524)	(2,568)	(175)

Balance at end of year	$913,018	$842,925	$767,017

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded in 2013.
(b)	Represents reductions for real estate assets sold and other asset retirements.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.

Post Properties, Inc.	97
Post Apartment Homes, L.P.

(b)	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(r)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(e)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(v)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)*	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(t)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(t)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(t)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(t)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21*	-	Amended and Restated Employment and Change in Control Agreement with David C. Ward
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	-

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

10.27(s)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.

Post Properties, Inc.	98
Post Apartment Homes, L.P.

10.29(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC
10.31(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.
10.33(w)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.34(w)

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.

Post Properties, Inc.	99
Post Apartment Homes, L.P.

(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(t)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 31, 2012 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporated herein by reference.

Post Properties, Inc.	100
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 27, 2014	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2014

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2014

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2014

/s/ Russell R. French Russell R. French	Director	February 27, 2014

/s/ Toni Jennings Toni Jennings	Director	February 27, 2014

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2014

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2014

Post Properties, Inc.	101
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)
By: Post G.P. Holdings, Inc., as General Partner

February 27, 2014	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2014

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2014

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2014

/s/ Russell R. French Russell R. French	Director	February 27, 2014

/s/ Toni Jennings Toni Jennings	Director	February 27, 2014

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2014

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2014

Post Properties, Inc.	102
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No.		Description
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(r)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(e)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(v)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)*	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(t)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(t)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(t)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(t)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21*	-	Amended and Restated Employment and Change in Control Agreement with David C. Ward
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	-

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

10.27(s)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC

Post Properties, Inc.	103
Post Apartment Homes, L.P.

10.31(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.
10.33(w)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.34(w)

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.

Post Properties, Inc.	104
Post Apartment Homes, L.P.

(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(t)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 31, 2012 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporated herein by reference.

Post Properties, Inc.	105
Post Apartment Homes, L.P.