Form 10-Q
period 2014-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2014-05-08
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,339,043 shares of common stock outstanding as of April 30, 2014.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of March 31, 2014, the Company owned an approximate 99.8% interest in the Operating Partnership. The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at March 31, 2014). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Real estate assets
Land	$307,390	$327,270
Building and improvements	2,257,267	2,408,906
Furniture, fixtures and equipment	283,343	291,027
Construction in progress	72,519	74,064
Land held for future investment	61,811	61,768

	2,982,330	3,163,035
Less: accumulated depreciation	(875,069)	(913,018)
For-sale condominiums	—	1,122
Assets held for sale, net of accumulated depreciation of $59,163 at March 31, 2014	141,430	—

Total real estate assets	2,248,691	2,251,139
Investments in and advances to unconsolidated real estate entities	4,039	4,056
Cash and cash equivalents	74,396	82,110
Restricted cash	4,821	4,712
Deferred financing costs, net	7,966	8,495
Other assets	30,445	31,165

Total assets	$2,370,358	$2,381,677

Liabilities and equity
Indebtedness, including $83,212 secured by assets held for sale as of March 31, 2014	$1,097,709	$1,098,734
Accounts payable, accrued expenses and other	60,796	73,431
Investments in unconsolidated real estate entities	16,830	16,687
Dividends and distributions payable	19,611	17,928
Accrued interest payable	9,042	5,157
Security deposits and prepaid rents	9,893	10,888

Total liabilities	1,213,881	1,222,825

Redeemable common units	6,645	6,121

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,632 and 54,629 shares issued and 54,339 and 54,191 shares outstanding at March 31, 2014 and December 31, 2013, respectively	546	546
Additional paid-in-capital	1,112,829	1,111,861
Accumulated earnings	58,225	66,138
Accumulated other comprehensive income (loss)	(3,399)	(3,419)

	1,168,210	1,175,135
Less common stock in treasury, at cost, 375 and 519 shares at March 31, 2014 and December 31, 2013, respectively	(18,107)	(22,188)

Total Company shareholders’ equity	1,150,103	1,152,947
Noncontrolling interests - consolidated property partnerships	(271)	(216)

Total equity	1,149,832	1,152,731

Total liabilities and equity	$2,370,358	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues
Rental	$88,028	$81,326
Other property revenues	5,265	4,818
Other	219	214

Total revenues	93,512	86,358

Expenses
Property operating and maintenance (exclusive of items shown separately below)	40,596	37,284
Depreciation	21,767	20,944
General and administrative	4,128	4,245
Investment and development	811	489
Other investment costs	273	305
Other expenses	907	—

Total expenses	68,482	63,267

Operating income	25,030	23,091
Interest income	12	36
Interest expense	(11,244)	(11,052)
Amortization of deferred financing costs	(645)	(624)
Net gains on condominium sales activities	810	8,194
Equity in income of unconsolidated real estate entities, net	485	478
Other income (expense), net	(195)	(166)

Income from continuing operations	14,253	19,957

Discontinued operations
Income from discontinued property operations	—	433

Income from discontinued operations	—	433

Net income	14,253	20,390
Noncontrolling interests - consolidated real estate entities	16	3
Noncontrolling interests - Operating Partnership	(33)	(51)

Net income available to the Company	14,236	20,342
Dividends to preferred shareholders	(922)	(922)

Net income available to common shareholders	$13,314	$19,420

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$0.25	$0.35
Income from discontinued operations	—	0.01

Net income available to common shareholders	$0.25	$0.36

Weighted average common shares outstanding - basic	54,175	54,437

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$0.24	$0.35
Income from discontinued operations	—	0.01

Net income available to common shareholders	$0.24	$0.35

Weighted average common shares outstanding - diluted	54,291	54,639

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$14,253	$20,390
Net change in derivative financial instruments	20	925

Total comprehensive income	14,273	21,315
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	16	3
Operating Partnership	(33)	(53)

Total Company comprehensive income	$14,256	$21,265

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

					Accumulated			Noncontrolling
			Additional		Other		Total	Interests -
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	Company	Consolidated	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Real Estate Entities	Equity
2014
Equity & Accum. Earnings, December 31, 2013	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731
Comprehensive income	—	—	—	14,236	20	—	14,256	(16)	14,240
Employee stock purchase, stock option and other plan issuances	—	—	29	(1,134)	—	4,081	2,976	—	2,976
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	946	—	—	—	946	—	946
Dividends to preferred shareholders	—	—	—	(922)	—	—	(922)	—	(922)
Dividends to common shareholders ($0.36 per share)	—	—	—	(19,562)	—	—	(19,562)	—	(19,562)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(39)	(39)
Adjustment to redemption value of redeemable common units	—	—	—	(531)	—	—	(531)	—	(531)

Equity & Accum. Earnings, March 31, 2014	$9	$546	$1,112,829	$58,225	$(3,399)	$(18,107)	$1,150,103	$(271)	$1,149,832

2013
Equity & Accum. Earnings, December 31, 2012	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	—	—	—	20,342	923	—	21,265	(3)	21,262
Employee stock purchase, stock option and other plan issuances	—	1	1,212	—	—	581	1,794	—	1,794
Adjustment for ownership interest of redeemable common units	—	—	(5)	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	822	—	—	—	822	—	822
Dividends to preferred shareholders	—	—	—	(922)	—	—	(922)	—	(922)
Dividends to common shareholders ($0.25 per share)	—	—	—	(13,647)	—	—	(13,647)	—	(13,647)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(57)	(57)
Adjustment to redemption value of redeemable common units	—	—	—	432	—	—	432	—	432

Equity & Accum. Earnings, March 31, 2013	$9	$546	$1,109,383	$33,471	$(10,756)	$(3,200)	$1,129,453	$(154)	$1,129,299

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$14,253	$20,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,767	21,121
Amortization of deferred financing costs	645	624
Net gains on sales of real estate assets	(810)	(8,194)
Other, net	271	700
Equity in income of unconsolidated entities, net	(485)	(478)
Distributions of earnings of unconsolidated entities	622	675
Stock-based compensation	948	824
Changes in assets, decrease (increase) in:
Other assets	1,078	(393)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,885	3,758
Accounts payable and accrued expenses	(9,718)	(6,299)
Security deposits and prepaid rents	(1,104)	149

Net cash provided by operating activities	31,352	32,877

Cash Flows From Investing Activities
Development and construction of real estate assets	(16,907)	(32,313)
Proceeds from sales of real estate assets	2,442	19,500
Capitalized interest	(846)	(1,004)
Property capital expenditures	(5,893)	(7,801)
Corporate additions and improvements	(128)	(340)
Other investments	(29)	—

Net cash used in investing activities	(21,361)	(21,958)

Cash Flows From Financing Activities
Payments on indebtedness	(1,025)	(969)
Payments of financing costs and other	(102)	(265)
Proceeds from employee stock purchase and stock options plans	2,311	1,104
Distributions to noncontrolling interests - real estate entities	(39)	(57)
Distributions to noncontrolling interests - common unitholders	(45)	(36)
Dividends paid to preferred shareholders	(922)	(922)
Dividends paid to common shareholders	(17,883)	(13,618)

Net cash used in financing activities	(17,705)	(14,763)

Net decrease in cash and cash equivalents	(7,714)	(3,844)
Cash and cash equivalents, beginning of period	82,110	118,698

Cash and cash equivalents, end of period	$74,396	$114,854

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Real estate assets
Land	$307,390	$327,270
Building and improvements	2,257,267	2,408,906
Furniture, fixtures and equipment	283,343	291,027
Construction in progress	72,519	74,064
Land held for future investment	61,811	61,768

	2,982,330	3,163,035
Less: accumulated depreciation	(875,069)	(913,018)
For-sale condominiums	—	1,122
Assets held for sale, net of accumulated depreciation of $59,163 at March 31, 2014	141,430	—

Total real estate assets	2,248,691	2,251,139
Investments in and advances to unconsolidated real estate entities	4,039	4,056
Cash and cash equivalents	74,396	82,110
Restricted cash	4,821	4,712
Deferred financing costs, net	7,966	8,495
Other assets	30,445	31,165

Total assets	$2,370,358	$2,381,677

Liabilities and equity
Indebtedness, including $83,212 secured by assets held for sale as of March 31, 2014	$1,097,709	1,098,734
Accounts payable, accrued expenses and other	60,796	73,431
Investments in unconsolidated real estate entities	16,830	16,687
Distributions payable	19,611	17,928
Accrued interest payable	9,042	5,157
Security deposits and prepaid rents	9,893	10,888

Total liabilities	1,213,881	1,222,825

Redeemable common units	6,645	6,121

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,691	12,715
Limited partner	1,097,419	1,100,259
Accumulated other comprehensive income (loss)	(3,399)	(3,419)

Total Operating Partnership equity	1,150,103	1,152,947
Noncontrolling interests—consolidated property partnerships	(271)	(216)

Total equity	1,149,832	1,152,731

Total liabilities and equity	$2,370,358	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues
Rental	$88,028	$81,326
Other property revenues	5,265	4,818
Other	219	214

Total revenues	93,512	86,358

Expenses
Property operating and maintenance (exclusive of items shown separately below)	40,596	37,284
Depreciation	21,767	20,944
General and administrative	4,128	4,245
Investment and development	811	489
Other investment costs	273	305
Other expenses	907	—

Total expenses	68,482	63,267

Operating income	25,030	23,091
Interest income	12	36
Interest expense	(11,244)	(11,052)
Amortization of deferred financing costs	(645)	(624)
Net gains on condominium sales activities	810	8,194
Equity in income of unconsolidated real estate entities, net	485	478
Other income (expense), net	(195)	(166)

Income from continuing operations	14,253	19,957

Discontinued operations
Income from discontinued property operations	—	433

Income from discontinued operations	—	433

Net income	14,253	20,390
Noncontrolling interests—consolidated real estate entities	16	3

Net income available to the Operating Partnership	14,269	20,393
Distributions to preferred unitholders	(922)	(922)

Net income available to common unitholders	$13,347	$19,471

Per common unit data—Basic
Income from continuing operations (net of preferred distributions)	$0.25	$0.35
Income from discontinued operations	—	0.01

Net income available to common unitholders	$0.25	$0.36

Weighted average common units outstanding—basic	54,310	54,580

Per common unit data—Diluted
Income from continuing operations (net of preferred distributions)	$0.24	$0.35
Income from discontinued operations	—	0.01

Net income available to common unitholders	$0.24	$0.35

Weighted average common units outstanding—diluted	54,426	54,782

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$14,253	$20,390
Net change in derivative financial instruments	20	925

Total comprehensive income	14,273	21,315
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	16	3

Total Operating Partnership comprehensive income	$14,289	$21,318

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data) (Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Partner	Partners	Income (Loss)	Equity	Real Estate Entities	Equity
2014
Equity, December 31, 2013	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	922	133	13,181	20	14,256	(16)	14,240
Contributions from the Company related to employee stock purchase, stock option and other plans	—	30	2,946	—	2,976	—	2,976
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	(7)	—	(7)
Equity-based compensation	—	9	937	—	946	—	946
Distributions to preferred unitholders	(922)	—	—	—	(922)	—	(922)
Distributions to common unitholders ($0.36 per unit)	—	(196)	(19,366)	—	(19,562)	—	(19,562)
Distributions to noncontrolling interests—consolidated real estate entities	—	—	—	—	—	(39)	(39)
Adjustment to redemption value of redeemable common units	—	—	(531)	—	(531)	—	(531)

Equity, March 31, 2014	$43,392	$12,691	$1,097,419	$(3,399)	$1,150,103	$(271)	$1,149,832

2013
Equity, December 31, 2012	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	922	195	19,225	923	21,265	(3)	21,262
Contributions from the Company related to employee stock purchase, stock option and other plans	—	18	1,776	—	1,794	—	1,794
Adjustment for ownership interest of redeemable common units	—	—	(5)	—	(5)	—	(5)
Equity-based compensation	—	8	814	—	822	—	822
Distributions to preferred unitholders	(922)	—	—	—	(922)	—	(922)
Distributions to common unitholders ($0.25 per unit)	—	(137)	(13,510)	—	(13,647)	—	(13,647)
Distributions to noncontrolling interests—consolidated real estate entities	—	—	—	—	—	(57)	(57)
Adjustment to redemption value of redeemable common units	—	—	432	—	432	—	432

Equity, March 31, 2013	$43,392	$12,561	$1,084,256	$(10,756)	$1,129,453	$(154)	$1,129,299

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$14,253	$20,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,767	21,121
Amortization of deferred financing costs	645	624
Net gains on sales of real estate assets	(810)	(8,194)
Other, net	271	700
Equity in income of unconsolidated entities, net	(485)	(478)
Distributions of earnings of unconsolidated entities	622	675
Equity-based compensation	948	824
Changes in assets, decrease (increase) in:
Other assets	1,078	(393)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,885	3,758
Accounts payable and accrued expenses	(9,718)	(6,299)
Security deposits and prepaid rents	(1,104)	149

Net cash provided by operating activities	31,352	32,877

Cash Flows From Investing Activities
Development and construction of real estate assets	(16,907)	(32,313)
Proceeds from sales of real estate assets	2,442	19,500
Capitalized interest	(846)	(1,004)
Property capital expenditures	(5,893)	(7,801)
Corporate additions and improvements	(128)	(340)
Other investments	(29)	—

Net cash used in investing activities	(21,361)	(21,958)

Cash Flows From Financing Activities
Payments on indebtedness	(1,025)	(969)
Payments of financing costs and other	(102)	(265)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	2,311	1,104
Distributions to noncontrolling interests—real estate entities	(39)	(57)
Distributions to noncontrolling interests—non-Company common unitholders	(45)	(36)
Distributions to preferred unitholders	(922)	(922)
Distributions to common unitholders	(17,883)	(13,618)

Net cash used in financing activities	(17,705)	(14,763)

Net decrease in cash and cash equivalents	(7,714)	(3,844)
Cash and cash equivalents, beginning of period	82,110	118,698

Cash and cash equivalents, end of period	$74,396	$114,854

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

At March 31, 2014, the Company had interests in 22,516 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units in five communities currently under development or in lease-up. At March 31, 2014, approximately 28.9%, 21.8%, 13.4% and 9.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2014, the Company had outstanding 54,339 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 135 at March 31, 2014 and represented a 0.2% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% and 99.7% for the three months ended March 31, 2014 and 2013, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums were recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” In periods through March 31, 2014, the Company accounted for condominium projects under the deposit method based on an evaluation of the factors specified in ASC Topic 360-20. As of March 31, 2014, the Company has no remaining investments in condominium communities. Under ASC Topic 360-20, the Company used the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs were used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits were adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, was 4.6% for the three months ended March 31, 2014 and 2013. Aggregate interest costs capitalized to projects under development or construction were $846 and $1,004 for the three months ended March 31, 2014 and 2013, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $489 and $756 for the three months ended March 31, 2014 and 2013, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components—40 years; other building and land improvements—20 years; furniture, fixtures and equipment – 5-10 years).

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of March 31, 2014, the Company had three apartment communities classified as held for sale on the consolidated balance sheet.

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

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” The Company measures derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rate changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges is recognized immediately in earnings.

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

Recently issued and adopted accounting pronouncements (discontinued operations)

In April 2014, Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity” was issued. This guidance amends ASC Topics 360 and 205 and changes the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The new guidance also modifies the disclosure requirements for disposal groups reported as discontinued operations and for other significant disposal groups not reported as discontinued operations. Generally, the new guidance will result in fewer asset disposal groups being reported as discontinued operations in the Company’s financial statements. ASU 2014-08 is to be applied prospectively for periods on or after December 31, 2014 with early adoption permitted, but only for assets held for sale or sold that have not been reported in previously issued financial statements. The Company early adopted ASU 2014-08, effective as of January 1, 2014 (see note 2).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Interest paid, including interest capitalized	$8,205	$8,388
Income tax payments, net	7	—
Non-cash investing and financing activities:
Dividends and distributions payable	19,611	13,682
Common stock 401k matching contribution	658	670
Construction and property capital expenditure cost accruals, increase (decrease)	(2,395)	2,261
Adjustments to equity related to redeemable common units, net increase (decrease)	(538)	427

2. REAL ESTATE ACTIVITY

Dispositions

In the three months ended March 31, 2014, the Company classified three apartment communities, containing 645 units, as held for sale. Two of the communities, containing 337 units are located in New York, New York and the additional community, containing 308 units, is located in Houston, Texas. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities. These real estate assets classified as held for sale are reported separately on the accompanying consolidated balance sheet at $141,430, which represents the lower of their depreciated cost or fair value less costs to sell. The carrying amount of the major components of assets and liabilities of these communities were as follows:

March 31, 2014
Land	$22,542
Building and improvements	166,715
Furniture, fixtures and equipment	11,336
Less: accumulated depreciation	(59,163)

Assets held for sale, net of accumulated depreciation	$141,430

Secured indebtedness	$83,212

In May 2014, one of these apartment communities, containing 308 units, was subsequently sold for gross proceeds of approximately $71,750 (see note 14). The additional apartment communities are expected to be sold later in 2014.

Assets held for sale subsequent to January 1, 2014

Subsequent to the adoption of ASU 2014-08 (see note 1), an amendment to ASC Topic 360, and as of January 1, 2014, the Company determined that the three apartment communities classified as held for sale did not meet the criteria requiring separate reporting as discontinued operations. As a result, the operations of these communities and any resulting gains (losses) on sales of the communities will continue to be reported in continuing operations for all periods presented. Total revenues and property net operating income of these assets is included in the segment information in note 9 under the segment caption titled, “held for sale communities.” The net income and net income attributable to the Company related to these communities for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Net income	$138	$500

Net income, net of noncontrolling interest	$154	$503

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three months ended March 31, 2013, income from discontinued operations included the results of operations of one apartment community, containing 342 units, through its sale date in October 2013 as follows:

Three months ended
March 31, 2013
Revenues
Rental	$1,070
Other property revenues	101

Total revenues	1,171

Expenses
Property operating and maintenance	471
Depreciation	177
Interest	90

Total expenses	738

Income from discontinued property operations	$433

Condominium activities

In 2013 and through March 31, 2014, the Company was selling condominium homes at two wholly owned condominium communities, one in Atlanta, Georgia (the “Atlanta Condominium Project”) and one in Austin, Texas (the “Austin Condominium Project”). The Austin Condominium Project completed its sell-out in the second quarter of 2013, and the Atlanta Condominium Project completed the sale of its final unit in March 2014. The revenues, costs and expenses associated with consolidated condominium activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013
Condominium revenues	$2,442	$17,475
Condominium costs and expenses	(1,632)	(9,281)

Net gains on sales of condominiums	$810	$8,194

For the three months ended March 31, 2014 and 2013, the Company closed one and 20 condominium homes, respectively, at these condominium communities.

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2014, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2014 and December 31, 2013, the Company’s investment in the 35% owned Apartment LLC totaled $4,039 and $4,056, respectively, excluding the credit investments discussed below. The Company’s investment in the 25% owned Apartment LLC at March 31, 2014 and December 31, 2013 reflects a credit investment of $16,830 and $16,687, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	March 31,	December 31,
Apartment LLCs—Balance Sheet Data	2014	2013
Real estate assets, net of accumulated depreciation of $45,000 and $43,649 at March 31, 2014 and December 31, 2013, respectively	$208,067	$209,132
Cash and other	5,092	4,978

Total assets	$213,159	$214,110

Mortgage notes payable	$177,723	$177,723
Other liabilities	2,613	2,673

Total liabilities	180,336	180,396
Members’ equity	32,823	33,714

Total liabilities and members’ equity	$213,159	$214,110

Company’s equity investment in Apartment LLCs (1)	$(12,791)	$(12,631)

(1)	At March 31, 2014 and December 31, 2013, the Company’s equity investment includes its credit investments of $16,830 and $16,687, respectively, discussed above.

	Three months ended
	March 31,
Apartment LLCs—Income Statement Data	2014	2013
Revenues
Rental	$6,485	$6,285
Other property revenues	439	446

Total revenues	6,924	6,731

Expenses
Property operating and maintenance	2,751	2,651
Depreciation and amortization	1,376	1,340
Interest	2,238	2,238

Total expenses	6,365	6,229

Net income	$559	$502

Company’s share of net income in Apartment LLCs	$485	$478

At March 31, 2014, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4. INDEBTEDNESS

At March 31, 2014 and December 31, 2013, the Company’s indebtedness consists of the following:

	Payment		Maturity		March 31,	December 31,
Description	Terms	Interest Rate	Date		2014	2013
Senior Unsecured Notes	Int.	3.375%—4.75%	2017—2022	(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70%(2)	2018		300,000	300,000
Secured Mortgage Notes	Prin. and Int.	4.88%—5.99%	2015—2019	(4)	397,709	398,734

Total					$1,097,709	$1,098,734

(1)	There are no maturities of senior unsecured notes in 2014. The remaining unsecured notes mature between 2017 and 2022.
(2)	Represents stated rate at March 31, 2014. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At March 31, 2014, the effective blended interest rate under the Term Loan was 3.24%.
(3)	Represents stated rate at March 31, 2014.
(4)	There are no maturities of secured notes in 2014. These notes mature between 2015 and 2019.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2014	$2,936
2015	124,205
2016	4,418
2017	154,736
2018	350,958
Thereafter	460,456

$1,097,709

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three months ended March 31, 2014. In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of an apartment community sale (see note 2). The indebtedness was scheduled to initially mature in February 2015, and the stated rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company expects to recognize an extinguishment loss of approximately $4,300 related to the payment of prepayment premiums and the write-off of unamortized deferred loan costs.

Unsecured lines of credit

At March 31, 2014, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At March 31, 2014, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets and certain mixed-use projects, as defined. At March 31, 2014, letters of credit to third parties totaling $420 had been issued for the account of the Company under this facility.

Additionally, at March 31, 2014, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

Unsecured term loan

At March 31, 2014, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). As of March 31, 2014, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of March 31, 2014 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at March 31, 2014.

5. EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2014, the Company had not used this program and had 4,000 shares remaining for issuance. There were no sales of common stock for the three months ended March 31, 2014 or 2013 under this program. In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. There were no shares of common stock repurchased for the three months ended March 31, 2014 under this stock repurchase program. For the year ended December 31, 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,645 was in excess of its net book value of $2,786. At December 31, 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,121 was in excess of its net book value of $2,792. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the nine months ended March 31, 2014 and 2013 was as follows:

	Three months ended
	March 31,
	2014	2013
Redeemable common units, beginning of period	$6,121	$7,159
Comprehensive income	33	53
Adjustment for ownership interest of redeemable common units	7	5
Stock-based compensation	2	2
Distributions to common unitholders	(49)	(36)
Adjustment to redemption value of redeemable common units	531	(432)

Redeemable common units, end of period	$6,645	$6,751

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6. COMPANY EARNINGS PER SHARE

For the three months ended March 31, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per share was as follows:

	Three months ended
	March 31,
	2014	2013
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$14,253	$19,957
Noncontrolling interests—consolidated real estate entities	16	3
Noncontrolling interests—Operating Partnership	(33)	(50)
Preferred stock dividends	(922)	(922)
Unvested restricted stock (allocation of earnings)	(27)	(38)

Income from continuing operations available to common shareholders	$13,287	$18,950

Common shares (denominator):
Weighted average shares outstanding—basic	54,175	54,437
Dilutive shares from stock options	116	202

Weighted average shares outstanding—diluted	54,291	54,639

Per-share amount:
Basic	$0.25	$0.35

Diluted	$0.24	$0.35

Stock options to purchase 216 and 58 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

7. OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three months ended March 31, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per unit was as follows:

	Three months ended
	March 31,
	2014	2013
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$14,253	$19,957
Noncontrolling interests—consolidated real estate entities	16	3
Preferred unit distributions	(922)	(922)
Unvested restricted stock (allocation of earnings)	(27)	(38)

Income from continuing operations available to common unitholders	$13,320	$19,000

Common units (denominator):
Weighted average units outstanding—basic	54,310	54,580
Dilutive units from stock options	116	202

Weighted average units outstanding—diluted	54,426	54,782

Per-unit amount:
Basic	$0.25	$0.35

Diluted	$0.24	$0.35

Stock options to purchase 216 and 58 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8. FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2014. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three months ended March 31, 2014 and 2013, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At March 31, 2014, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at March 31, 2014 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at March 31, 2014 and December 31, 2013 were valued as net liabilities of $3,408 and $3,428, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013:

	Three months ended
	December 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2014	2013
Gain (loss) recognized in other comprehensive income	$(1,010)	$(73)

Loss reclassified from accumulated other comprehensive income into interest expense	$(1,029)	$(997)

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The amounts reported in accumulated other comprehensive income as of March 31, 2014 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $4,103 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of March 31, 2014, the termination payment by the Company would have been approximately $3,422.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2014, the fair value of fixed rate debt was approximately $828,538 (carrying value of $797,709) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,883 (carrying value of $300,000). At December 31, 2013, the fair value of fixed rate debt was approximately $816,582 (carrying value of $798,734) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,653 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2013. The segment information for the three months ended March 31, 2014 and 2013 has been adjusted to reflect the impact of reclassifying, from the fully stabilized community segment to the held for sale community segment, the operating results of three apartment communities designated as held for sale in the three months ended March 31, 2014 described below.

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2014 and 2013.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2013.

•	Lease-up communities – those apartment communities that are under development and lease-up but were not stabilized by the beginning of 2014, including communities that stabilized in 2014.

•	Acquired communities – those communities acquired in 2014 or 2013.

•	Held for sale communities – those apartment and mixed-use communities classified as held for sale in 2014 (see note 2).

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2014 and 2013. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2014	2013
Revenues
Fully stabilized communities	$75,272	$73,512
Newly stabilized communities	4,306	2,171
Lease-up communities	1,879	24
Acquired communities	1,210	—
Held for sale communities	5,871	5,602
Other property segments	4,755	4,835
Other	219	214

Consolidated revenues	$93,512	$86,358

Contribution to Property Net Operating Income
Fully stabilized communities	$46,318	$45,580
Newly stabilized communities	2,673	673
Lease-up communities	679	(29)
Acquired communities	754	—
Held for sale communities	2,773	3,127
Other property segments, including corporate management expenses	(500)	(491)

Consolidated property net operating income	52,697	48,860

Interest income	12	36
Other revenues	219	214
Depreciation	(21,767)	(20,944)
Interest expense	(11,244)	(11,052)
Amortization of deferred financing costs	(645)	(624)
General and administrative	(4,128)	(4,245)
Investment and development	(811)	(489)
Other investment costs	(273)	(305)
Other expenses	(907)	—
Gains on condominium sales activities, net	810	8,194
Equity in income of unconsolidated real estate entities, net	485	478
Other income (expense), net	(195)	(166)

Income from continuing operations	14,253	19,957
Income from discontinued operations	—	433

Net income	$14,253	$20,390

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2014	2013
Dividend yield	2.8%	2.0%
Expected volatility	43.0%	43.1%
Risk-free interest rate	1.8%	1.1%
Expected option term (years)	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $770 and $671 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was $4,911 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014		2013
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	75	$48	65	$42
Granted (1)	55	47	65	50

Unvested shares, end of period	130	47	130	46

(1)	The total value of the restricted share grants for the three months ended March 31, 2014 and 2013 was $2,566 and $3,271, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $139 and $116 for the three months ended March 31, 2014 and 2013, respectively, recognized under the fair value method. At March 31, 2014, there was $829 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.1 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the three months ended March 31, 2014 and 2013, is presented below:

	Three months ended March 31,
	2014		2013
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	539	$36	685	$34
Granted	35	47	29	50
Exercised	(73)	29	(29)	28

Options outstanding, end of period (1)	501	38	685	35

Options exercisable, end of period (1)	439	37	628	34

Options vested and expected to vest, end of period (1)	498	38	682	35

Weighted average fair value of options granted during the period	$15.21		$17.26

(1)	At March 31, 2014, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $5,662, $5,540 and $5,656, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 4.2 years, 3.5 years and 4.2 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the three months ended March 31, 2014 and 2013 was $1,292 and $614, respectively.

At March 31, 2014, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

	Options Outsanding			Options Exercisable
Option Ranges	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22—$40.15	265	$29	3.4	265	$29
$44.05—$50.30	236	47	5.1	174	47

Total	501	38	4.2	439	37

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $39 and $37 for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2014 and 2013 were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. The TRSs recorded no net income tax expense (benefit) for federal income taxes for the three months ended March 31, 2014 and 2013, as a result of the ability to offset book and taxable income (loss), if any, through the use of offsetting valuation allowances resulting from the inability to recognize net deferred tax assets in the current or prior year as discussed below.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2013, net deferred tax assets approximately totaled $25,166. At December 31, 2013, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable. For the three months ended March 31, 2014, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

12. OTHER EXPENSES

Other expenses in 2014 included expenses of approximately $157 related to the continuation of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $750 primarily related to extreme winter weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

13. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Under the Court’s scheduling orders, the deadline for completion of discovery was November 2013 and briefing of any dispositive motions is to be accomplished by April 2014. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company is involved in various other legal proceedings incidental to their business from time to time, some of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position.

14. SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In May 2014, the Company completed the sale of an apartment community, containing 308 units, located in Houston, Texas for gross proceeds of approximately $71,750. The Company expects to recognize a net gain on the sale of approximately $36,000 in the second quarter of 2014. In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of the apartment community sale. The indebtedness was scheduled to initially mature in February 2015, and the stated rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company expects to recognize an extinguishment loss of approximately $4,300 related to the payment of prepayment premiums and the write-off of unamortized deferred loan costs.

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

At March 31, 2014, the Company had interests in 22,516 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,620 apartment units in five communities currently under development or in lease-up. At March 31, 2014, approximately 28.9%, 21.8%, 13.4% and 9.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2014, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

The discussion below is combined for the Company and the Operating Partnership as their results of operations and financial conditions are substantially the same except for the effect of the 0.2% weighted average common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property Operations

Year-over-year same store revenues and net operating income (“NOI”) increased by 2.4% and 1.6%, respectively, in the first quarter of 2014, as compared to the first quarter of 2013. The Company’s operating results for the first quarter of 2014 and its outlook for the remainder of 2014 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent quarters and this trend is expected to continue for the remainder of 2014.

Disposition Activity

In the three months ended March 31, 2014, the Company initiated the marketing for sale of three apartment communities and associated retail space. Two of the communities, containing 337 units, are located in New York, New York and represent the Company’s two communities in that market. The additional community, continuing 308 units, is located in Houston, Texas. The proceeds from these expected sales may be used to prepay certain mortgage indebtedness, to pay special dividends to shareholders necessary to distribute taxable earnings, to repurchase shares of common stock or for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In May 2014, the Company closed the sale of the apartment community located in Houston, Texas for gross proceeds of $71,750. The Company anticipates recognizing a gain on sale of approximately $36,000 in the second quarter of 2014. In addition, in May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of the apartment community sale. The indebtedness was scheduled to initially mature in February 2015, and the stated rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company expects to recognize an extinguishment loss of approximately $4,300 related to the payment of prepayment premiums and the write-off of unamortized deferred loan costs.

Development Activity

In late 2013 and in early 2014, the Company substantially completed construction of Post Parkside™ at Wade in Raleigh, North Carolina, consisting of 397 apartment units and approximately 14,908 square feet of retail space and Post Lake® at Baldwin Park, Phase III, consisting of 410 apartment units. These communities were 83.6% and 78.1% leased at April 26, 2014, respectively. The Company also began the initial lease-up of Post 510™ in Houston, Texas and Post Soho Square™ in Tampa, Florida in 2014. These communities were 21.9% and 7.8% leased at April 26, 2014, respectively. The Company had three apartment communities undergoing construction (Post 510™, Post Soho Square™ and Post Alexander™, Phase II) which are more fully discussed in “Liquidity and Capital Resources” section below under the sub-caption “Current Communities Under Development.”

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales and net proceeds from its at-the-market common equity sales program to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at March 31, 2014, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

In the first quarter of 2014, the Company completed the sale of its final available unit at the Ritz-Carlton Residences, Atlanta Buckhead, originally consisting of 126 units. At March 31, 2014, the Company had no further investment in condominium assets.

Other Expenses

Other expenses in 2014 included expenses of approximately $157 related to the continuation of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.2% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

“anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2014, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the prepayment of indebtedness, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2014 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2014 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions, the Company’s expectations regarding apartment community sales and the use of proceeds there of (including the prepayment of indebtedness and prepayment penalties as well as the possible repurchase of shares and special dividends to shareholders), the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	Uncertainties associated with the Company’s real estate development and construction;

•	Uncertainties associated with the timing and amount of apartment community sales;

•	Exposure to economic and other competitive factors due to market concentration;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;

•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;

•	The effects of the Company’s leverage on its risk of default and debt service requirements;

•	The impact of a downgrade in the credit rating of the Company’s securities;

•	The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for recourse guarantees;

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;

•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;

•	The Company’s ability to maintain its current dividend level;

•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;

•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and development locations;

•	The Company’s ability to compete for limited investment opportunities;

•	The effects of any decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans;

•	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;

•	The success of the Company’s acquired apartment communities;

•	The Company’s ability to succeed in new markets;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities;

•	The impact of the Company’s ongoing litigation with the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities) as well as the impact of other litigation;

•	The effects of losses from natural catastrophes in excess of insurance coverage;

•	Uncertainties associated with environmental and other regulatory matters;

•	The costs associated with moisture infiltration and resulting mold remediation;

•	Uncertainties associated with increased costs to own and maintain the Company’s apartment communities;

•	Ongoing risks and uncertainties associated with the Company’s previous investment in for-sale condominium housing, including warranty and related obligations;

•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;

•	The Company’s ability to renew leases or relet units as leases expire;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;

•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;

•	Increased costs arising from health care reform;

•	Any breach of the Company’s privacy or information security systems; and

•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 30 and 31 of the Company’s Form 10-K. Other than the change related to the reporting of discontinued operations, as discussed below, there were no significant changes to the Company’s critical accounting policies and estimates for the three months ended March 31, 2014. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities as well as the impact of the new accounting pronouncement relating to discontinued operations.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At March 31, 2014, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

In April 2014, Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity” was issued. ASU 2014-08 amends ASC Topics 360 and 205 and changes the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 also modifies the disclosure requirements for disposal groups reported as discontinued operations and for other significant disposal groups not reported as discontinued operations. Generally, the Company anticipates that fewer sales of apartment communities will be reported as discontinued operations in the Company’s financial statements, as a result of this standard. ASU 2014-08 is to be applied prospectively for periods on or after December 31, 2014 with early adoption permitted, but only for assets held for sale or sold that have not been reported in previously issued financial statements. The Company elected to early adopt ASU 2014-08, effective as of January 1, 2014. In the three months ended March 31, 2014, the Company classified three apartment communities as held for sale and determined that all of the communities did not meet the criteria requiring discontinued operations reporting. As such, as described in note 2 to the consolidated financial statements, the results of operations of these communities continue to be reported in continuing operations.

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

For the three months ended March 31, 2014, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 48 communities that were completed and stabilized for all of the current and prior year, (2) one community and portions of two communities which reached stabilized occupancy in 2013, (3) one community acquired in 2013, (4) two communities and a portion of one community in lease-up in 2014, and (5) three communities classified as held for sale (and not reported as discontinued operations under ASC Topic 360).

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three months ended March 31, 2014 and 2013 were $501 and $826, respectively. The Company expects to incur lease-up deficits during the remainder of 2014 at lease-up communities, as the Company continues to deliver completed apartment units.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013	% Change
Rental and other property revenues
Fully stabilized communities (1)	$75,272	$73,512	2.4%
Newly stabilized communities (2)	4,306	2,171	98.3%
Lease-up communities (3)	1,879	24	7729.2%
Acquired communities (4)	1,210	—	—
Held for sale communities (5)	5,871	5,602	4.8%
Other property segments (6)	4,755	4,835	(1.7)%

	93,293	86,144	8.3%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	28,954	27,932	3.7%
Newly stabilized communities (2)	1,633	1,498	9.0%
Lease-up communities (3)	1,200	53	2164.2%
Acquired communities (4)	456	—	—
Held for sale communities (5)	3,098	2,475	25.2%
Other property segments, including corporate management expenses (7)	5,255	5,326	(1.3)%

	40,596	37,284	8.9%

Property net operating income (8)	$52,697	$48,860	7.9%

Capital expenditures (9)(10)
Annually recurring:
Carpet	$754	$780	(3.3)%
Other	1,667	2,653	(37.2)%

Total	$2,421	$3,433	(29.5)%

Periodically recurring	$2,521	$4,685	(46.2)%

Average apartment units in service	20,189	19,076	5.8%

(1)	Communities which reached stabilization prior to January 1, 2013.
(2)	Communities which reached stabilized occupancy in 2013.
(3)	Communities in lease-up but were not stabilized by the beginning of 2014, including communities stabilized in 2014.
(4)	Communities acquired subsequent to January 1, 2013.
(5)	Communities classified as held for sale (and not reported as discontinued operations under ASC Topic 360).
(6)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $219 and $214 for the three months ended March 31, 2014 and 2013, respectively.
(7)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,890 and $2,902 for the three months ended March 31, 2014 and 2013, respectively. Amounts for the three months ended March 31, 2013 have been adjusted to conform to the 2014 segment presentation.
(8)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2014	2013
Fully stabilized community NOI	$46,318	$45,580
Property NOI from other operating segments	6,379	3,280

Consolidated property NOI	52,697	48,860

Add (subtract):
Interest income	12	36
Other revenues	219	214
Depreciation	(21,767)	(20,944)
Interest expense	(11,244)	(11,052)
Amortization of deferred financing costs	(645)	(624)
General and administrative	(4,128)	(4,245)
Investment and development	(811)	(489)
Other investment costs	(273)	(305)
Other expenses	(907)	—
Gains on condominium sales activities, net	810	8,194
Equity in income of unconsolidated real estate entities, net	485	478
Other income (expense), net	(195)	(166)

Income from continuing operations	14,253	19,957
Income from discontinued operations	—	433

Net income	$14,253	$20,390

(9)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(10)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below:

	Three months ended
	March 31,
	2014	2013
Annually recurring capital expenditures
Continuing operations	$2,421	$3,433
Discontinued operations	—	41

Total annually recurring capital expenditures	$2,421	$3,474

Periodically recurring capital expenditures
Continuing operations	$2,521	$4,685
Discontinued operations	—	9

Total periodically recurring capital expenditures	$2,521	$4,694

Total revenue generating capital expenditures	$1,286	$918

Increase in capital expenditure accruals	$(335)	$(1,285)

Total property capital expenditures per statements of cash flows	$5,893	$7,801

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities classified as held for sale. For the 2014 to 2013 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2013. This portfolio consisted of 48 communities with 17,714 units, including 12 communities with 5,065 units (28.6%) located in Atlanta, Georgia, 15 communities with 4,725 units (26.7%) located in Dallas, Texas, 6 communities with 2,301 units (13.0%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.9%) located in Tampa, Florida, 5 communities with 1,748 units (9.9%) located in Charlotte, North Carolina and 6 communities with 1,764 units (9.9%) located in other markets. The operating performance of these communities was as follows:

	Three months ended March 31,
	2014	2013	% Change
Rental and other revenues	$75,272	$73,512	2.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	28,954	27,932	3.7%

Same store net operating income (1)	$46,318	$45,580	1.6%

Capital expenditures (2)
Annually recurring:
Carpet	$738	$756	(2.4)%
Other	1,508	2,540	(40.6)%

Total annually recurring	2,246	3,296	(31.9)%
Periodically recurring	1,322	2,898	(54.4)%

Total capital expenditures (A)	$3,568	$6,194	(42.4)%

Total capital expenditures per unit (A ÷ 17,714 units)	$201	$350	(42.6)%

Average monthly rental rate per unit (3)	$1,380	$1,349	2.3%

Average economic occupancy (4)	95.4%	95.4%	0.0%

Physical occupancy, end of period (4)	95.3%	94.9%	0.4%

Gross turnover (5)	50.5%	51.9%	(1.4)%

Percentage rent increase—new leases (6)	2.1%	3.6%	(1.5)%

Percentage rent increase—renewed leases (6)	4.7%	5.3%	(0.6)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 33 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended March 31,
	2014	2013
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$2,246	$3,296
Newly stabilized communities	5	14
Lease-up communities	10	3
Acquired communities	11	—
Held for sale communities	88	69
Commercial and other segments	61	92

Total annually recurring capital expenditures	$2,421	$3,474

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$1,322	$2,898
Newly stabilized communities	1	2
Lease-up communities	1	—
Acquired communities	1	—
Held for sale communities	256	1,524
Commercial and other segments	940	270

Total periodically recurring capital expenditures	$2,521	$4,694

Total revenue generating capital expenditures	$1,286	$918

Increase in capital expenditure accruals	$(335)	$(1,285)

Total property capital expenditures per statements of cash flows	$5,893	$7,801

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of newly stabilized communities, lease-up communities, acquired communities, held for sale and/or sold communities and commercial properties in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures is the line on the Company’s consolidated statements of cash flows entitled “total property capital expenditures.”

(3)	Average monthly rental rate is defined as the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.9% and 94.8% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, net concessions were $209 and $279, respectively, and employee discounts were $153 and $153, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013

The Operating Partnership reported net income available to common unitholders of $13,347 for the three months ended March 31, 2014, compared to $19,471 for the three months ended March 31, 2013. The Company reported net income available to common shareholders of $13,314 for the three months ended March 31, 2014, compared to $19,420 for the three months ended March 31, 2013. As discussed below, the decrease in income between periods primarily reflects decreased gains on condominium sales, offset somewhat by the improved operating performance of the Company’s operating communities.

Rental and other revenues from property operations increased $7,149 or 8.3% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities of $1,760 or 2.4%, increased revenues of $2,135 from newly stabilized communities, increased revenues of $1,855 from lease-up communities and increased revenues of $1,210 from the acquisition of a community in May 2013. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of three communities as apartment units were completed in 2013 and into 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,312 or 8.9% from 2013 to 2014 primarily due to increases from fully stabilized communities of $1,022 or 3.7%, increases of $135 from newly stabilized communities, increases of $1,147 from lease-up communities, increases of $456 from the acquisition of a community in May 2013, and increases of $623 from held for sale communities. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of these communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of three development communities that began delivering apartment units in 2013. The expense increase from held for sale communities primarily reflects increased property taxes due primarily to the reduction in tax abatements at the Company’s two New York communities.

For the three months ended March 31, 2014 and 2013, there were no sales of wholly owned apartment communities. In May 2014, the Company closed the sale of one apartment community. In addition, the Company is currently marketing for sale two apartment communities which are expected to close in 2014. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended March 31, 2014 and 2013, gains on condominium sales activities were $810 and $8,194, respectively. The decrease in condominium gains between periods primarily reflects reduced closings from 20 units in 2013 to one unit in 2014. The condominium unit sale in 2014 represents the final condominium unit at the Company’s condominium community in Atlanta, Georgia. As of March 31, 2014, the Company has no additional condominium units remaining for sale.

Depreciation expense increased $823 or 3.9% from 2013 to 2014, primarily due to increased depreciation of $952 related to the completion of apartment units at three lease-up communities beginning in mid-2013 and into 2014 and $335 related to the one community acquired in May 2013, offset partially by decreased depreciation of $559 from fully stabilized communities primarily due to reduced depreciation at recently developed and acquired communities due to the cessation of depreciation on certain fully depreciated short-lived assets and acquired lease intangibles.

General and administrative expenses decreased $117 or 2.8%, from 2013 to 2014 primarily due to somewhat lower legal expenses associated with on-going legal matters and due to the timing of annual incentive plan expense recognition between years.

Investment and development expenses increased $322 or 65.8%, from 2013 to 2014 primarily due to the reduction of capitalized development personnel and associated costs of $267 between years. This decrease was due to the reduction of development capitalization at three communities that were substantially completed in 2013, offset partially by increased capitalization at one development community that commenced in 2013. Additionally, development personnel and other costs increased by $55 between years. The Company expects to continue to complete portions of its existing development pipeline in 2014 and also expects to commence new developments later in 2014. The Company expects that the capitalization of development costs and expenses will decrease somewhat in 2014, which will result in increased net investment and development expenses in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Other investment costs decreased slightly from 2013 to 2014. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2013.

Interest expense increased $192 or 1.7% from 2013 to 2014 primarily due to decreased interest capitalization in 2014, as well as increased gross interest costs, net of amounts allocated to discontinued operations in 2013. Decreased interest capitalization on the Company’s development projects of $158 primarily related to the substantial completion of three apartment communities in early 2013, partially offset by increased interest capitalization on three communities that commenced construction in late 2012 and in 2013. The Company expects interest expense for the full year of 2014 to be higher than in 2013 due to reduced interest capitalization as additional development projects are completed in 2014.

Other expenses of $907 in 2014 included expenses of approximately $157 related to the continuation of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

Annually recurring and periodically recurring capital expenditures decreased $3,176 or 39.1% from 2013 to 2014. The decrease in periodically recurring capital expenditures of $2,164 primarily reflects reduced water intrusion remediation projects and structural improvements at four communities and fire sprinkler system replacement work at another community in 2013, partially offset by tenant improvements at an office property as well as siding and structural improvements at two communities in 2014. For the full year 2014, the Company expects periodically recurring capital expenditures to be lower than 2013 primarily due to reduced exterior remediation and structural improvement projects in 2014. The decrease in annually recurring capital expenditures of $1,012 primarily reflects roofing expenditures at one community in 2013. For the full year 2014, the Company expects annually recurring capital expenditures to be consistent with to modestly higher than 2013 primarily due to the timing of normalized capital expenditures between years.

Fully stabilized communities

Rental and other revenues increased $1,760 or 2.4% from 2013 to 2014. This increase primarily resulted from a 2.3% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $1,672 between periods. Average economic occupancy was 95.4% in 2013 and in 2014. The slight change in occupancy rates between periods resulted in higher vacancy losses of $38 in 2013. The remaining increase in rental and other property revenues of $126 was primarily due to somewhat higher utility reimbursements. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,022 or 3.7% from 2013 to 2014. This increase was primarily due to increased property tax expenses of $858 or 7.8% and increased utility expenses of $373 or 10.0%. These increases were offset partially by decreased maintenance expenses of $180 or 4.9%. The increase in property tax expenses primarily reflects increased expense accruals in 2014 due to higher expected real estate valuations by tax authorities in most of the Company’s markets. Utility expenses increased due primarily to higher electric consumption in certain markets due to the extreme winter weather conditions in 2014. Maintenance expenses decreased due to lower grounds maintenance expenses in 2014 primarily resulting from the timing of spring planting and other grounds expenses between years. See the “Outlook” section below for a discussion of expense trends for 2014.

Asset disposals and discontinued operations

In the three months ended March 31, 2014, the Company classified three apartment communities, containing 645 units, as held for sale. Two of the communities, containing 337 units are located in New York, New York and the additional community, containing 308 units, is located in Houston, Texas. These real estate assets classified as held for sale are reported separately on the accompanying consolidated balance sheet at $141,430, which represents the lower of their depreciated cost or fair value less costs to sell. In accordance with ASC Topic 360, as amended by ASU 2014-08, the Company will only report asset disposals as discontinued operations if the disposals represent a strategic shift that has, or will have, a major effect on the entity’s operations and financial results. As discussed below, the Company believes these planned asset disposals do not meet that criteria.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Assets held for sale subsequent to January 1, 2014

Subsequent to the adoption of ASU 2014-08 (see note 1), an amendment to ASC Topic 360, and as of January 1, 2014, the Company determined that the three apartment communities classified as held for sale did not meet the criteria requiring separate reporting as discontinued operations. As a result, the operations of the communities and the resulting gains on sales of the communities will continue to be reported in continuing operations for all periods presented. The revenue, expenses, net income and net income attributable to the Company of these communities for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Revenues
Rental	$5,772	$5,508
Other property revenues	99	94

Total revenues	5,871	5,602
Property operating and maintenance expenses	(3,098)	(2,475)

Net operating income	2,773	3,127
Other expenses
Depreciation	(1,239)	(1,213)
Interest	(1,337)	(1,355)
Amortization of deferred financing costs	(59)	(59)

Net income	$138	$500

Net income, net of non-controlling interest	$154	$503

In May 2014, one of the apartment communities, containing 308 units, was subsequently sold for gross proceeds of approximately $71,750 (see note 14 to the consolidated financial statements). The additional apartment communities are expected to be sold later in 2014.

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three months ended March 31, 2013, income from discontinued operations included the results of operations of one apartment community, containing 342 units (this community was subsequently sold in October 2013) as follows:

The revenues and expenses of this community for the three months ended March 31, 2013 were as follows:

Three months ended
March 31, 2013
Revenues
Rental	$1,070
Other property revenues	101

Total revenues	1,171

Expenses
Property operating and maintenance	471
Depreciation	177
Interest	90

Total expenses	738

Income from discontinued property operations	$433

As discussed under “Liquidity and Capital Resources” below, the Company has sold and may continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of future asset sales will fluctuate based on the size and individual age of the apartment communities sold and, as a result, the future impact on aggregate revenues, expenses and gain recognition will vary from year to year.

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

The Company’s outlook for full year 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in 2013 and this trend has and is expected to continue into 2014.

Rental and other revenues from fully stabilized communities are expected to increase modestly for 2014, compared to 2013, driven primarily by new and renewed leases being completed at modestly higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2013. The rate of revenue growth is expected to continue to moderate in 2014, compared to 2013, largely attributable to new supply of competitive rental apartments. Operating expenses of fully stabilized communities are expected to increase for 2014. On a year-over-year basis, the Company expects property tax, personnel and maintenance expenses (exterior paint) to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2014. Further, management expects net operating income from newly stabilized communities to increase in 2014 as these communities reached stabilized occupancy in mid-2013. Management also expects that net operating income from lease-up communities will increase moderately in 2014. Additionally, net operating income is expected to increase for the full year of 2014 from one apartment community acquired in May 2013.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase modestly for 2014, compared to 2013. Capitalized development personnel and costs are expected to decrease modestly in 2014 as portions of the Company’s development communities are expected to be completed in mid-2014. These decreases are expected to be partially offset by capitalization to new development starts expected to commence in the second half of 2014. Additionally, other expenses are expected to include costs associated with information technology system upgrades that are expected to be completed in 2014.

Management expects interest expense for 2014 to be somewhat higher than in 2013 due primarily to reduced interest capitalization to development communities as additional communities are expected to be completed in 2014.

In May 2014, the Company closed the sale of one apartment community, containing 308 units. Also in 2014, the Company is currently marketing for sale two additional apartment communities, containing 337 units, and expects to recognize gains on these sales. The net proceeds from these sales are currently expected to be used to prepay certain secured mortgage indebtedness, including indebtedness secured by two of the communities expected to be sold, to pay special dividends to shareholders necessary to distribute taxable earnings, to repurchase shares of common stock or for general corporate purposes. Sales of assets and any payment of special dividends or prepayment of indebtedness could be dilutive to the Company’s earnings outlook depending on the timing and amount of sales and the use and timing of net proceeds received; however, management intends to pursue reinvestment opportunities to mitigate dilution to earnings and cash flow, and to maintain the strength of the balance sheet. The prepayment of secured debt would also require the Company to incur losses on extinguishment of debt relating to prepayment penalties and the write-off of unamortized deferred financing costs. There can be no assurance that these sales will close in 2014, or that the expected use of proceeds will not change.

The Company currently expects to utilize available cash, retained 2014 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, its at-the-market common equity program to fund future estimated construction expenditures. See the “Liquidity and Capital Resources” section below where discussed further. The Company’s 2014 outlook does not currently anticipate any share issuances under the Company’s at-the-market equity program in 2014. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

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

The Company’s net cash provided by operating activities decreased from $32,877 for the three months ended March 31, 2013 to $31,352 for the three months ended March 31, 2014 primarily due to the timing of the changes in the working capital components of operating cash flow between years, partially offset by increased property net operating income in 2014 from fully stabilized, newly stabilized, lease-up and acquisition communities. For the full year 2014, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities as discussed above, offset somewhat by higher net interest expense in 2014.

Net cash flows used in investing activities decreased from $21,958 for the three months ended March 31, 2013 to $21,361 for the three months ended March 31, 2014 primarily due to reduced construction and development expenditures between periods, as certain development projects were substantially completed in late 2013 and into 2014, partially offset by reduced proceeds from the sale of condominium units, as the Company completed the sale of its only remaining unit in 2014. For the full year 2014, the Company expects to continue to incur development expenditures on its existing development projects. The Company also expects to generate proceeds from the sale of certain apartment communities in 2014 as part of its overall investment, disposition and acquisition strategy depending on market conditions.

Net cash flows used in financing activities increased from $14,763 for the three months ended March 31, 2013 to $17,705 for the three months ended March 31, 2014 primarily due to increased dividends to shareholders between years. For the full year 2014, based on its current outlook, the Company expects minimal to no new net debt issuances or equity issuances under its ATM program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures. As discussed above, the Company may use the net proceeds from the expected sales of apartment communities, in combination with a portion of cash on hand and, if necessary, line of credit borrowings, to prepay secured mortgage indebtedness in 2014, to pay special dividends to shareholders and to repurchase shares of common stock.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the three months ended March 31, 2014, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In February 2014, the Company’s board of directors increased the quarterly dividend rate from $0.33 to $0.36 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.36 per share for 2014. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

The Company generally expects to utilize available net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, possibly through the sale of selected operating communities, through net proceeds from the Company’s at-the-market common equity program and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales for the three months ended March 31, 2014 and for the full year of 2013 were $2,442 and $116,684, respectively. Proceeds from these asset sales were used to increase available cash and cash equivalent balances and to fund development and acquisition activities. As of March 31, 2014, the Company had three apartment communities held for sale. The expected net proceeds from such sales may be used to prepay certain mortgage indebtedness, pay any special dividends necessary to distribute its taxable earnings, to repurchase shares of common stock, and otherwise for general corporate purposes. Sales of assets and any payment of special dividends or prepayment of indebtedness could be dilutive to the Company’s 2014 earnings depending on the timing and amount of sales and the use and timing of net proceeds received. The prepayment of indebtedness would require the Company to incur losses on extinguishment of debt relating to prepayment penalties and the write-off of unamortized deferred financing costs. Sales of apartment communities are subject to market conditions and there can be no assurance that these sales will occur or that the use of proceeds may not change.

In May 2012, the Company adopted an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2014, the Company had 4,000 shares remaining for issuance under the program. The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of March 31, 2014, the Company’s aggregate pipeline of five apartment communities under development and lease-up totaled approximately $260,700, of which approximately $79,600 remained to be incurred by the Company. The Company may also begin additional developments in 2014 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, its at-the-market common equity program to fund future estimated construction expenditures.

As of April 25, 2014, the Company had cash and cash equivalents of approximately $57,200. Additionally, the Company had no outstanding borrowings, and $420 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at March 31, 2014.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock and debt repurchase programs

In May 2012, the Company adopted an ATM common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2014, the Company had 4,000 shares remaining for issuance under the program. There were no issuances for the three months ended March 31, 2014 or 2013 under this plan. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. For the three months ended March 31, 2014, there were no repurchases under this program. For the year ended December 31, 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08.

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

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three months ended March 31,
	2014	2013
New community development and acquisition activity (1)	$14,913	$33,932
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,286	918
Other community additions and improvements (3)	2,521	4,694
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,421	3,474
Corporate additions and improvements	128	340

	$21,269	$43,358

Other Data
Capitalized interest	$846	$1,004

Capitalized development and associated costs (5)	$489	$756

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At March 31, 2014, the Company had 1,620 apartment units in five communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	3/31/2014	Available	Occupancy (4)	Leased (5)
Substantially complete, in lease-up
Post Parkside™ at Wade	Raleigh, NC	397	875	14,908	$55.0	$152	$51.5	1Q 2013	3Q 2014	83.6%
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	—	55.6	141	54.8	1Q 2013	3Q 2014	78.1%
Under construction
Post 510™	Houston, TX	242	857	—	34.8	168	32.4	1Q 2014	1Q 2015	21.9%
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	196	27.2	2Q 2014	3Q 2015	7.8%
Post Alexander™, II	Atlanta, GA	340	830	—	75.5	268	15.2	2Q 2015	4Q 2016	N/A

Total		1,620		25,464	$260.7		$181.1

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of April 26, 2014.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three months ended March 31, 2014 and 2013 was as follows.

	Three months ended March 31,
	2014	2013
Net income available to common shareholders	$13,314	$19,420
Noncontrolling interests - Operating Partnership
Noncontrolling interests - Operating Partnership	33	51
Depreciation on consolidated real estate assets	21,489	20,777
Depreciation on real estate assets held in unconsolidated entities	293	289

Funds from operations available to common shareholders and unitholders (1)	$35,129	$40,537

Weighted average shares outstanding - basic (2)	54,286	54,548
Weighted average shares and units outstanding - basic (2)	54,421	54,691
Weighted average shares outstanding - diluted (2)	54,403	54,750
Weighted average shares and units outstanding - diluted (2)	54,538	54,893

(1)	For the three months ended March 31, 2014, FFO included other expenses of approximately $907 associated with the continuation of an initiative to upgrade enterprise software systems and casualty losses related to the extreme winter weather conditions in 2014.
(2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 116 and 202 for the three months ended March 31, 2014 and 2013, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 112 and 111 for the three months ended March 31, 2014 and 2013, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

1ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2014, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At March 31, 2014, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at March 31, 2014. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(2,723)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(685)

							$(3,408)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the three months ended March 31, 2014, there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of March 31, 2014, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Under the Court’s scheduling orders, the deadline for completion of discovery was November 2013 and briefing of any dispositive motions is to be accomplished by April 2014. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to their business from time to time, some of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position.

ITEM 1A.	RISK FACTORS

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2014 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 January 31, 2014	—	$—	—	$175,200
February 1, 2014 February 28, 2014	—	—	—	$175,200
March 1, 2014 March 31, 2014	—	—	—	$175,200

Total	—	$—	—	$175,200

(1)	In the fourth quarter of 2012, the Company’s board of directors approved a stock repurchase program that was announced on December 5, 2012 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee

4.3(g)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

10.1*	—	Amended and Restated Employment and Change in Control Agreement with David C. Ward

11.1(i)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	—	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Identifies management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

May 8, 2014	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2014	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.

	By:	Post GP Holdings, Inc., its sole general partner

May 8, 2014	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2014	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee

4.3(g)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

10.1*	—	Amended and Restated Employment and Change in Control Agreement with David C. Ward

11.1(i)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Identifies management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.