Form 10-Q
period 2014-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2014-08-08
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,403,761 shares of common stock outstanding as of July 31, 2014.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of June 30, 2014, the Company owned an approximate 99.8% interest in the Operating Partnership. The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at June 30, 2014). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate assets
Land	$312,602	$327,270
Building and improvements	2,290,362	2,408,906
Furniture, fixtures and equipment	292,392	291,027
Construction in progress	66,187	74,064
Land held for future investment	48,689	61,768

	3,010,232	3,163,035
Less: accumulated depreciation	(895,723)	(913,018)
For-sale condominiums	—	1,122
Assets held for sale, net of accumulated depreciation of $40,986 at June 30, 2014	107,229	—

Total real estate assets	2,221,738	2,251,139
Investments in and advances to unconsolidated real estate entities	4,071	4,056
Cash and cash equivalents	17,201	82,110
Restricted cash	4,967	4,712
Deferred financing costs, net	7,262	8,495
Other assets	32,550	31,165

Total assets	$2,287,789	$2,381,677

Liabilities and equity
Indebtedness, including $82,922 secured by assets held for sale as of June 30, 2014	$976,760	$1,098,734
Accounts payable, accrued expenses and other	77,313	73,431
Investments in unconsolidated real estate entities	16,844	16,687
Dividends and distributions payable	21,805	17,928
Accrued interest payable	4,569	5,157
Security deposits and prepaid rents	9,329	10,888

Total liabilities	1,106,620	1,222,825

Redeemable common units	7,235	6,121

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,632 and 54,629 shares issued and 54,377 and 54,191 shares outstanding at June 30, 2014 and December 31, 2013, respectively	546	546
Additional paid-in-capital	1,113,733	1,111,861
Accumulated earnings	81,230	66,138
Accumulated other comprehensive income (loss)	(4,902)	(3,419)

	1,190,616	1,175,135
Less common stock in treasury, at cost, 338 and 519 shares at June 30, 2014 and December 31, 2013, respectively	(16,536)	(22,188)

Total Company shareholders’ equity	1,174,080	1,152,947
Noncontrolling interests - consolidated property partnerships	(146)	(216)

Total equity	1,173,934	1,152,731

Total liabilities and equity	$2,287,789	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Rental	$89,414	$83,953	$177,442	$165,279
Other property revenues	5,389	5,098	10,654	9,916
Other	223	229	442	443

Total revenues	95,026	89,280	188,538	175,638

Expenses
Property operating and maintenance (exclusive of items shown separately below)	41,795	38,173	82,391	75,457
Depreciation	20,829	21,170	42,596	42,114
General and administrative	3,966	4,170	8,094	8,415
Investment and development	794	592	1,605	1,081
Other investment costs	210	516	483	821
Other expenses	502	—	1,409	—

Total expenses	68,096	64,621	136,578	127,888

Operating income	26,930	24,659	51,960	47,750
Interest income	4	23	16	59
Interest expense	(10,433)	(11,042)	(21,677)	(22,094)
Amortization of deferred financing costs	(620)	(645)	(1,265)	(1,269)
Net gains on condominium sales activities	—	13,981	810	22,175
Equity in income of unconsolidated real estate entities, net	501	477	986	955
Other income (expense), net	(196)	(282)	(391)	(448)
Net loss on extinguishment of indebtedness	(4,287)	—	(4,287)	—

Income from continuing operations, before gains on sales of real estate assets	11,899	27,171	26,152	47,128
Gains on sales of real estate assets	36,092	—	36,092	—

Income from continuing operations	47,991	27,171	62,244	47,128

Discontinued operations
Income from discontinued property operations	—	443	—	876

Income from discontinued operations	—	443	—	876

Net income	47,991	27,614	62,244	48,004
Noncontrolling interests - consolidated real estate entities	(154)	(58)	(138)	(55)
Noncontrolling interests - Operating Partnership	(118)	(68)	(151)	(120)

Net income available to the Company	47,719	27,488	61,955	47,829
Dividends to preferred shareholders	(922)	(922)	(1,844)	(1,844)

Net income available to common shareholders	$46,797	$26,566	$60,111	$45,985

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$0.86	$0.48	$1.11	$0.83
Income from discontinued operations	—	0.01	—	0.02

Net income available to common shareholders	$0.86	$0.49	$1.11	$0.84

Weighted average common shares outstanding - basic	54,223	54,464	54,199	54,450

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$0.86	$0.48	$1.10	$0.82
Income from discontinued operations	—	0.01	—	0.02

Net income available to common shareholders	$0.86	$0.48	$1.10	$0.84

Weighted average common shares outstanding - diluted	54,335	54,658	54,314	54,648

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$47,991	$27,614	$62,244	$48,004
Net change in derivative financial instruments	(1,507)	7,175	(1,487)	8,100

Total comprehensive income	46,484	34,789	60,757	56,104
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(154)	(58)	(138)	(55)
Operating Partnership	(114)	(88)	(147)	(141)

Total Company comprehensive income	$46,216	$34,643	$60,472	$55,908

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2014	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity & Accum. Earnings, December 31, 2013	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731
Comprehensive income	—	—	—	61,955	(1,483)	—	60,472	138	60,610
Employee stock purchase, stock option and other plan issuances	—	—	(55)	(2,649)	—	5,652	2,948	—	2,948
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	1,934	—	—	—	1,934	—	1,934
Dividends to preferred shareholders	—	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Dividends to common shareholders ($0.76 per share)	—	—	—	(41,313)	—	—	(41,313)	—	(41,313)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(68)	(68)
Adjustment to redemption value of redeemable common units	—	—	—	(1,057)	—	—	(1,057)	—	(1,057)

Equity & Accum. Earnings, June 30, 2014	$9	$546	$1,113,733	$81,230	$(4,902)	$(16,536)	$1,174,080	$(146)	$1,173,934

2013
Equity & Accum. Earnings, December 31, 2012	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	—	—	—	47,829	8,079	—	55,908	55	55,963
Employee stock purchase, stock option and other plan issuances	—	1	1,572	—	—	557	2,130	—	2,130
Adjustment for ownership interest of redeemable common units	—	—	(6)	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	1,764	—	—	—	1,764	—	1,764
Dividends to preferred shareholders	—	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Dividends to common shareholders ($0.58 per share)	—	—	—	(31,665)	—	—	(31,665)	—	(31,665)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(114)	(114)
Adjustment to redemption value of redeemable common units	—	—	—	134	—	—	134	—	134

Equity & Accum. Earnings, June 30, 2013	$9	$546	$1,110,684	$41,720	$(3,600)	$(3,224)	$1,146,135	$(153)	$1,145,982

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$62,244	$48,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,596	42,466
Amortization of deferred financing costs	1,265	1,269
Net gains on sales of real estate assets	(36,902)	(22,175)
Other, net	205	811
Equity in income of unconsolidated entities, net	(986)	(955)
Distributions of earnings of unconsolidated entities	1,082	1,205
Stock-based compensation	1,939	1,768
Net loss on extinguishment of indebtedness	4,287	—
Changes in assets, decrease (increase) in:
Other assets	(1,472)	(1,946)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(588)	(641)
Accounts payable and accrued expenses	5,866	4,326
Security deposits and prepaid rents	(1,814)	223

Net cash provided by operating activities	77,722	74,355

Cash Flows From Investing Activities
Development and construction of real estate assets	(34,440)	(79,078)
Acquisition of communities	—	(48,399)
Proceeds from sales of real estate assets	73,264	57,623
Capitalized interest	(1,601)	(2,096)
Property capital expenditures	(14,272)	(16,990)
Corporate additions and improvements	(1,687)	(656)
Other investments	(458)	962

Net cash (provided by) used in investing activities	20,806	(88,634)

Cash Flows From Financing Activities
Lines of credit proceeds	80,213	—
Lines of credit repayments	(80,213)	—
Payments on indebtedness	(121,974)	(1,860)
Payments of financing costs and other	(4,291)	(292)
Proceeds from employee stock purchase and stock options plans	2,278	1,439
Distributions to noncontrolling interests - real estate entities	(68)	(114)
Distributions to noncontrolling interests - common unitholders	(93)	(72)
Dividends paid to preferred shareholders	(1,844)	(1,844)
Dividends paid to common shareholders	(37,445)	(27,263)

Net cash used in financing activities	(163,437)	(30,006)

Net decrease in cash and cash equivalents	(64,909)	(44,285)
Cash and cash equivalents, beginning of period	82,110	118,698

Cash and cash equivalents, end of period	$17,201	$74,413

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate assets
Land	$312,602	$327,270
Building and improvements	2,290,362	2,408,906
Furniture, fixtures and equipment	292,392	291,027
Construction in progress	66,187	74,064
Land held for future investment	48,689	61,768

	3,010,232	3,163,035
Less: accumulated depreciation	(895,723)	(913,018)
For-sale condominiums	—	1,122
Assets held for sale, net of accumulated depreciation of $40,986 at June 30, 2014	107,229	—

Total real estate assets	2,221,738	2,251,139
Investments in and advances to unconsolidated real estate entities	4,071	4,056
Cash and cash equivalents	17,201	82,110
Restricted cash	4,967	4,712
Deferred financing costs, net	7,262	8,495
Other assets	32,550	31,165

Total assets	$2,287,789	$2,381,677

Liabilities and equity
Indebtedness, including $82,922 secured by assets held for sale as of June 30, 2014	$976,760	$1,098,734
Accounts payable, accrued expenses and other	77,313	73,431
Investments in unconsolidated real estate entities	16,844	16,687
Distributions payable	21,805	17,928
Accrued interest payable	4,569	5,157
Security deposits and prepaid rents	9,329	10,888

Total liabilities	1,106,620	1,222,825

Redeemable common units	7,235	6,121

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	12,952	12,715
Limited partner	1,122,638	1,100,259
Accumulated other comprehensive income (loss)	(4,902)	(3,419)

Total Operating Partnership equity	1,174,080	1,152,947
Noncontrolling interests - consolidated property partnerships	(146)	(216)

Total equity	1,173,934	1,152,731

Total liabilities and equity	$2,287,789	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Rental	$89,414	$83,953	$177,442	$165,279
Other property revenues	5,389	5,098	10,654	9,916
Other	223	229	442	443

Total revenues	95,026	89,280	188,538	175,638

Expenses
Property operating and maintenance (exclusive of items shown separately below)	41,795	38,173	82,391	75,457
Depreciation	20,829	21,170	42,596	42,114
General and administrative	3,966	4,170	8,094	8,415
Investment and development	794	592	1,605	1,081
Other investment costs	210	516	483	821
Other expenses	502	—	1,409	—

Total expenses	68,096	64,621	136,578	127,888

Operating income	26,930	24,659	51,960	47,750
Interest income	4	23	16	59
Interest expense	(10,433)	(11,042)	(21,677)	(22,094)
Amortization of deferred financing costs	(620)	(645)	(1,265)	(1,269)
Net gains on condominium sales activities	—	13,981	810	22,175
Equity in income of unconsolidated real estate entities, net	501	477	986	955
Other income (expense), net	(196)	(282)	(391)	(448)
Net loss on extinguishment of indebtedness	(4,287)	—	(4,287)	—

Income from continuing operations, before gains on sales of real estate assets	11,899	27,171	26,152	47,128
Gains on sales of real estate assets	36,092	—	36,092	—

Income from continuing operations	47,991	27,171	62,244	47,128

Discontinued operations
Income from discontinued property operations	—	443	—	876

Income from discontinued operations	—	443	—	876

Net income	47,991	27,614	62,244	48,004
Noncontrolling interests - consolidated real estate entities	(154)	(58)	(138)	(55)

Net income available to the Operating Partnership	47,837	27,556	62,106	47,949
Distributions to preferred unitholders	(922)	(922)	(1,844)	(1,844)

Net income available to common unitholders	$46,915	$26,634	$60,262	$46,105

Per common unit data - Basic
Income from continuing operations (net of preferred distributions)	$0.86	$0.48	$1.11	$0.83
Income from discontinued operations	—	0.01	—	0.02

Net income available to common unitholders	$0.86	$0.49	$1.11	$0.84

Weighted average common units outstanding - basic	54,358	54,607	54,334	54,593

Per common unit data - Diluted
Income from continuing operations (net of preferred distributions)	$0.86	$0.48	$1.10	$0.82
Income from discontinued operations	—	0.01	—	0.02

Net income available to common unitholders	$0.86	$0.48	$1.10	$0.84

Weighted average common units outstanding - diluted	54,470	54,801	54,449	54,791

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$47,991	$27,614	$62,244	$48,004
Net change in derivative financial instruments	(1,507)	7,175	(1,487)	8,100

Total comprehensive income	46,484	34,789	60,757	56,104
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(154)	(58)	(138)	(55)

Total Operating Partnership comprehensive income	$46,330	$34,731	$60,619	$56,049

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data) (Unaudited)

	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2014		General Partner	Limited Partners
Equity, December 31, 2013	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	1,844	603	59,508	(1,483)	60,472	138	60,610
Contributions from the Company related to employee stock purchase, stock option and other plans	—	29	2,919	—	2,948	—	2,948
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	(7)	—	(7)
Equity-based compensation	—	19	1,915	—	1,934	—	1,934
Distributions to preferred unitholders	(1,844)	—	—	—	(1,844)	—	(1,844)
Distributions to common unitholders ($0.76 per unit)	—	(414)	(40,899)	—	(41,313)	—	(41,313)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(68)	(68)
Adjustment to redemption value of redeemable common units	—	—	(1,057)	—	(1,057)	—	(1,057)

Equity, June 30, 2014	$43,392	$12,952	$1,122,638	$(4,902)	$1,174,080	$(146)	$1,173,934

2013
Equity, December 31, 2012	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	1,844	461	45,524	8,079	55,908	55	55,963
Contributions from the Company related to employee stock purchase, stock option and other plans	—	21	2,109	—	2,130	—	2,130
Adjustment for ownership interest of redeemable common units	—	—	(6)	—	(6)	—	(6)
Equity-based compensation	—	18	1,746	—	1,764	—	1,764
Distributions to preferred unitholders	(1,844)	—	—	—	(1,844)	—	(1,844)
Distributions to common unitholders ($0.58 per unit)	—	(317)	(31,348)	—	(31,665)	—	(31,665)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(114)	(114)
Adjustment to redemption value of redeemable common units	—	—	134	—	134	—	134

Equity, June 30, 2013	$43,392	$12,660	$1,093,683	$(3,600)	$1,146,135	$(153)	$1,145,982

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$62,244	$48,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,596	42,466
Amortization of deferred financing costs	1,265	1,269
Net gains on sales of real estate assets	(36,902)	(22,175)
Other, net	205	811
Equity in income of unconsolidated entities, net	(986)	(955)
Distributions of earnings of unconsolidated entities	1,082	1,205
Equity-based compensation	1,939	1,768
Net loss on extinguishment of indebtedness	4,287	—
Changes in assets, decrease (increase) in:
Other assets	(1,472)	(1,946)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(588)	(641)
Accounts payable and accrued expenses	5,866	4,326
Security deposits and prepaid rents	(1,814)	223

Net cash provided by operating activities	77,722	74,355

Cash Flows From Investing Activities
Development and construction of real estate assets	(34,440)	(79,078)
Acquisition of communities	—	(48,399)
Proceeds from sales of real estate assets	73,264	57,623
Capitalized interest	(1,601)	(2,096)
Property capital expenditures	(14,272)	(16,990)
Corporate additions and improvements	(1,687)	(656)
Other investments	(458)	962

Net cash (provided by) used in investing activities	20,806	(88,634)

Cash Flows From Financing Activities
Lines of credit proceeds	80,213	—
Lines of credit repayments	(80,213)	—
Payments on indebtedness	(121,974)	(1,860)
Payments of financing costs and other	(4,291)	(292)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	2,278	1,439
Distributions to noncontrolling interests - real estate entities	(68)	(114)
Distributions to noncontrolling interests - non-Company common unitholders	(93)	(72)
Distributions to preferred unitholders	(1,844)	(1,844)
Distributions to common unitholders	(37,445)	(27,263)

Net cash used in financing activities	(163,437)	(30,006)

Net decrease in cash and cash equivalents	(64,909)	(44,285)
Cash and cash equivalents, beginning of period	82,110	118,698

Cash and cash equivalents, end of period	$17,201	$74,413

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

At June 30, 2014, the Company had interests in 22,596 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,201 apartment units in four communities currently under development or in lease-up. At June 30, 2014, approximately 29.3%, 22.1%, 13.6% and 9.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2014, the Company had outstanding 54,377 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 135 at June 30, 2014 and represented a 0.2% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% and 99.7% for the three months and 99.8% and 99.7% and six months ended June 30, 2014 and 2013, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums were recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” In periods prior to the sale of the Company’s final condominium unit in the first quarter of 2014, the Company accounted for condominium sales under the deposit method based on an evaluation of the factors specified in ASC Topic 360-20. The Company has no remaining investments in condominium communities. Under ASC Topic 360-20, the Company used the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs were used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits were adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, was 4.6% for the six months ended June 30, 2014 and 2013. Aggregate interest costs capitalized to projects under development or construction were $755 and $1,092 for the three months and $1,601 and $2,096 for the six months ended June 30, 2014 and 2013, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $512 and $670 for the three months and $1,001 and $1,426 for the six months ended June 30, 2014 and 2013, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of June 30, 2014, the Company had two apartment communities classified as held for sale on the consolidated balance sheet.

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

Recently issued and adopted accounting pronouncements (discontinued operations)

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures. Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods. Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts. The new guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is prohibited. The Company expects to adopt ASU 2014-09 as of January 1, 2017 and is currently evaluating the impact that this new guidance may have on its results of operations.

In April 2014, Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity” was issued. This guidance amends ASC Topics 360 and 205 and changes the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The new guidance also modifies the disclosure requirements for disposals reported as discontinued operations and for other significant disposals not reported as discontinued operations. Generally, the new guidance will

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

result in fewer asset disposals being reported as discontinued operations in the Company’s financial statements. ASU 2014-08 is to be applied prospectively for periods on or after December 31, 2014 with early adoption permitted, but only for assets held for sale or sold that have not been reported in previously issued financial statements. The Company early adopted ASU 2014-08, effective as of January 1, 2014 (see note 2).

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,
	2014	2013
Interest paid, including interest capitalized	$23,866	$25,009
Income tax payments, net	1,039	1,074
Non-cash investing and financing activities:
Dividends and distributions payable	21,805	18,066
Common stock 401k matching contribution	658	670
Construction and property capital expenditure cost accruals, increase (decrease)	(2,350)	3,521
Adjustments to equity related to redeemable common units, net increase (decrease)	(1,064)	128

2.	REAL ESTATE ACTIVITY

Dispositions

Assets held for sale/sold subsequent to January 1, 2014

In the three months ended March 31, 2014, the Company classified three apartment communities, containing 645 units, as held for sale. In May 2014, one of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of approximately $71,750. The Company recognized a gain of $36,092 on the sale of this community. At June 30, 2014, assets held for sale included two communities, containing 337 units, located in New York, New York. These real estate assets classified as held for sale are reported separately on the accompanying consolidated balance sheet at $107,229, which represents the lower of their depreciated cost or fair value less costs to sell. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities.

The carrying amount of the major components of assets and liabilities of the two communities reflected as held for sale on the balance sheet were as follows:

June 30, 2014
Land	$22,093
Building and improvements	117,915
Furniture, fixtures and equipment	8,207
Less: accumulated depreciation	(40,986)

Assets held for sale, net of accumulated depreciation	$107,229

Secured indebtedness	$82,922

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Under ASU 2014-08 (see note 1), the Company determined that the three apartment communities discussed above did not meet the criteria requiring separate reporting as discontinued operations. As a result, the operations of these communities and the resulting gains on sales of the communities are reported in continuing operations for all periods presented. Total revenues and property net operating income of these assets is included in the segment information (see note 9) under the segment caption titled, “Held for sale and sold communities.” The net income and net income attributable to the Company, including gains on sales of real estate assets related to these communities, for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$37,356	$774	$37,493	$1,274

Net income, net of noncontrolling interest	$37,202	$716	$37,355	$1,219

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three and six months ended June 30, 2013, income from discontinued operations included the results of operations of one apartment community, containing 342 units (this community was subsequently sold in October 2013) as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues
Rental	$1,089	$2,159
Other property revenues	115	216

Total revenues	1,204	2,375

Expenses
Property operating and maintenance	498	969
Depreciation	175	352
Interest	88	178

Total expenses	761	1,499

Income from discontinued property operations	$443	$876

Condominium activities

In 2013 and through the first quarter of 2014, the Company sold condominium homes at two wholly owned condominium communities, one in Atlanta, Georgia (the “Atlanta Condominium Project”) and one in Austin, Texas (the “Austin Condominium Project”). The Austin Condominium Project completed its sell-out in the second quarter of 2013, and the Atlanta Condominium Project completed the sale of its final unit in March 2014. The revenues, costs and expenses associated with consolidated condominium activities for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Condominium revenues	$—	$38,123	$2,442	$55,598
Condominium costs and expenses	—	(24,142)	(1,632)	(33,423)

Net gains on sales of condominiums	$—	$13,981	$810	$22,175

For the six months ended June 30, 2014 and 2013, the Company closed one and 50 condominium homes, respectively, at these condominium communities.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2014, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2014 and December 31, 2013, the Company’s investment in the 35% owned Apartment LLC totaled $4,071 and $4,056, respectively, excluding the credit investments discussed below. The Company’s investment in the 25% owned Apartment LLC at June 30, 2014 and December 31, 2013 reflects a credit investment of $16,844 and $16,687, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2014	December 31, 2013
Real estate assets, net of accumulated depreciation of $46,361 and $43,649 at June 30, 2014 and December 31, 2013, respectively	$208,054	$209,132
Cash and other	5,943	4,978

Total assets	$213,997	$214,110

Mortgage notes payable	$177,723	$177,723
Other liabilities	3,702	2,673

Total liabilities	181,425	180,396
Members’ equity	32,572	33,714

Total liabilities and members’ equity	$213,997	$214,110

Company’s equity investment in Apartment LLCs (1)	$(12,773)	$(12,631)

(1)	At June 30, 2014 and December 31, 2013, the Company’s equity investment includes its credit investments of $16,844 and $16,687, respectively, discussed above.

	Three months ended June 30,		Six months ended June 30,
Apartment LLCs - Income Statement Data	2014	2013	2014	2013
Revenues
Rental	$6,635	$6,350	$13,120	$12,635
Other property revenues	489	515	928	961

Total revenues	7,124	6,865	14,048	13,596

Expenses
Property operating and maintenance	2,830	2,738	5,581	5,389
Depreciation and amortization	1,387	1,350	2,763	2,690
Interest	2,258	2,258	4,496	4,496

Total expenses	6,475	6,346	12,840	12,575

Net income	$649	$519	$1,208	$1,021

Company’s share of net income in Apartment LLCs	$501	$477	$986	$955

At June 30, 2014, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.	INDEBTEDNESS

At June 30, 2014 and December 31, 2013, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70%(2)	2018	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.61% - 5.99%	2018 - 2019(3)	276,760	398,734

Total				$976,760	$1,098,734

(1)	There are no maturities of senior unsecured notes in 2014. The remaining unsecured notes mature between 2017 and 2022.
(2)	Represents stated rate at June 30, 2014. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At June 30, 2014, the effective blended interest rate under the Term Loan was 3.24%.
(3)	There are no maturities of secured notes in 2014. These notes mature between 2018 and 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2014	$1,987
2015	4,205
2016	4,418
2017	154,736
2018	350,958
Thereafter	460,456

$976,760

Debt issuances and retirements

In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of an apartment community sale (see note 2). The indebtedness was scheduled to initially mature in February 2015, and the stated rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 for the three and six months ended June 30, 2014 related to the payment of prepayment premiums and the write-off of unamortized deferred loan costs.

Unsecured lines of credit

At June 30, 2014, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At June 30, 2014, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets and certain mixed-use projects, as defined. At June 30, 2014, letters of credit to third parties totaling $420 had been issued for the account of the Company under this facility.

Additionally, at June 30, 2014, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured term loan

At June 30, 2014, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). As of June 30, 2014, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of June 30, 2014 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at June 30, 2014.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2014, the Company had not used this program and had 4,000 shares remaining for issuance. There were no sales of common stock for the three or six months ended June 30, 2014 or 2013 under this program. In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. There were no shares of common stock or unsecured notes repurchased for the three or six months ended June 30, 2014 under this repurchase program. For the year ended December 31, 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $7,235 was in excess of its net book value of $2,848. At December 31, 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,121 was in excess of its net book value of $2,792. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s Redeemable Common Units for the six months ended June 30, 2014 and 2013 was as follows:

	Six months ended June 30,
	2014	2013
Redeemable common units, beginning of period	$6,121	$7,159
Comprehensive income	147	141
Adjustment for ownership interest of redeemable common units	7	6
Stock-based compensation	5	4
Distributions to common unitholders	(102)	(83)
Adjustment to redemption value of redeemable common units	1,057	(134)

Redeemable common units, end of period	$7,235	$7,093

6.	COMPANY EARNINGS PER SHARE

For the three and six months ended June 30, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$47,991	$27,171	$62,244	$47,128
Noncontrolling interests - consolidated real estate entities	(154)	(58)	(138)	(55)
Noncontrolling interests - Operating Partnership	(118)	(67)	(151)	(118)
Preferred stock dividends	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(110)	(60)	(132)	(97)

Income from continuing operations available to common shareholders	$46,687	$26,064	$59,979	$45,014

Common shares (denominator):
Weighted average shares outstanding - basic	54,223	54,464	54,199	54,450
Dilutive shares from stock options	112	194	115	198

Weighted average shares outstanding - diluted	54,335	54,658	54,314	54,648

Per-share amount:
Basic	$0.86	$0.48	$1.11	$0.83

Diluted	$0.86	$0.48	$1.10	$0.82

Stock options to purchase 62 and 58 shares of common stock for the three months and 63 and 58 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and six months ended June 30, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per unit was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$47,991	$27,171	$62,244	$47,128
Noncontrolling interests - consolidated real estate entities	(154)	(58)	(138)	(55)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(110)	(60)	(132)	(97)

Income from continuing operations available to common unitholders	$46,805	$26,131	$60,130	$45,132

Common units (denominator):
Weighted average units outstanding - basic	54,358	54,607	54,334	54,593
Dilutive units from stock options	112	194	115	198

Weighted average units outstanding - diluted	54,470	54,801	54,449	54,791

Per-unit amount:
Basic	$0.86	$0.48	$1.11	$0.83

Diluted	$0.86	$0.48	$1.10	$0.82

Stock options to purchase 62 and 58 shares of common stock for the three months ended and 63 and 58 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2014. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three and six months ended June 30, 2014 and 2013, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At June 30, 2014, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together,

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at June 30, 2014 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at June 30, 2014 and December 31, 2013 were valued as net liabilities of $4,915 and $3,428, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2014	2013	2013	2012
Gain (loss) recognized in other comprehensive income	$(2,553)	$6,162	$(3,563)	$6,089

Loss reclassified from accumulated other comprehensive income into interest expense	$(1,046)	$(1,013)	$(2,076)	$(2,011)

The amounts reported in accumulated other comprehensive income as of June 30, 2014 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $4,101 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of June 30, 2014, the termination payment by the Company would have been approximately $4,924.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2014, the fair value of fixed rate debt was approximately $713,117 (carrying value of $676,760) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,509 (carrying value of $300,000). At December 31, 2013, the fair value of fixed rate debt was approximately $816,582 (carrying value of $798,734) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,653 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2013. The segment information for the three and six months ended June 30, 2014 and 2013 has been adjusted to reflect the impact of reclassifying, from the fully stabilized community segment to the held for sale and sold community segment, the operating results of three apartment communities designated as held for sale or sold in 2014 as described below.

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2014 and 2013.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2013.

•	Lease-up communities – those apartment communities that are under development and lease-up but were not stabilized by the beginning of 2014, including communities that stabilized in 2014.

•	Acquired communities – those communities acquired in 2014 or 2013.

•	Held for sale and sold communities – those apartment and mixed-use communities classified as held for sale or sold in 2014 (see note 2).

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2014 and 2013. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Fully stabilized communities	$76,545	$74,336	$151,818	$147,848
Newly stabilized communities	4,331	3,459	8,637	5,631
Lease-up communities	2,632	245	4,511	269
Acquired communities	1,233	383	2,443	383
Held for sale or sold communities	4,820	5,735	10,689	11,337
Other property segments	5,242	4,893	9,998	9,727
Other	223	229	442	443

Consolidated revenues	$95,026	$89,280	$188,538	$175,638

Contribution to Property Net Operating Income
Fully stabilized communities	$46,086	$45,945	$92,404	$91,525
Newly stabilized communities	2,693	1,912	5,365	2,586
Lease-up communities	1,041	(252)	1,719	(280)
Acquired communities	769	275	1,523	275
Held for sale or sold communities	2,574	3,414	5,346	6,541
Other property segments, including corporate management expenses	(155)	(416)	(652)	(909)

Consolidated property net operating income	53,008	50,878	105,705	99,738

Interest income	4	23	16	59
Other revenues	223	229	442	443
Depreciation	(20,829)	(21,170)	(42,596)	(42,114)
Interest expense	(10,433)	(11,042)	(21,677)	(22,094)
Amortization of deferred financing costs	(620)	(645)	(1,265)	(1,269)
General and administrative	(3,966)	(4,170)	(8,094)	(8,415)
Investment and development	(794)	(592)	(1,605)	(1,081)
Other investment costs	(210)	(516)	(483)	(821)
Other expenses	(502)	—	(1,409)	—
Gains on condominium sales activities, net	—	13,981	810	22,175
Equity in income of unconsolidated real estate entities, net	501	477	986	955
Other income (expense), net	(196)	(282)	(391)	(448)
Net loss on extinguishment of indebtedness	(4,287)	—	(4,287)	—

Income from continuing operations, before gains on sales of real estate assets	11,899	27,171	26,152	47,128
Gains on sales of real estate assets	36,092	—	36,092	—
Income from discontinued operations	—	443	—	876

Net income	$47,991	$27,614	$62,244	$48,004

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

10.	STOCK-BASED COMPENSATION PLANS

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $818 and $802 for the three months and $1,588 and $1,473 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $4,099 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,
	2014		2013
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	75	$48	65	$42
Granted (1)	55	47	65	50
Vested	(1)	12	(3)	37

Unvested shares, end of period	129	48	127	46

(1)	The total value of the restricted share grants for the six months ended June 30, 2014 and 2013 was $2,566 and $3,271, respectively.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $134 and $105 for the three months and $273 and $221 for the six months ended June 30, 2014 and 2013, respectively, recognized under the fair value method. At June 30, 2014, there was $694 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.0 years.

A summary of stock option activity under all plans for the six months ended June 30, 2014 and 2013, is presented below:

	Six months ended June 30,
	2014		2013
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	539	$36	685	$34
Granted	35	47	29	50
Exercised	(201)	34	(44)	28

Options outstanding, end of period (1)	373	38	670	35

Options exercisable, end of period (1)	311	36	613	34

Options vested and expected to vest, end of period (1)	371	38	667	35

Weighted average fair value of options granted during the period	$15.21		$17.26

(1)	At June 30, 2014, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $5,757, $5,387 and $5,741, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 4.5 years, 3.6 years and 4.5 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the six months ended June 30, 2014 and 2013 was $3,160 and $927, respectively.

At June 30, 2014, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $44.05	199	$29	4.2	190	$29
$45.70 - $50.30	174	48	4.9	121	48

Total	373	38	4.5	311	36

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $39 and $37 for the three months and $78 and $74 for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and six months ended June 30, 2014 and 2013 were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. The TRSs recorded no net income tax expense (benefit) for federal income taxes for the three or six months ended June 30, 2014 and 2013, as a result of the ability to offset book and taxable income (loss), if any, through the use of offsetting valuation allowances resulting from the inability to recognize net deferred tax assets in the current or prior year as discussed below.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2013, net deferred tax assets approximately totaled $25,166. At December 31, 2013, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable. For the three and six months ended June 30, 2014, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

12.	OTHER EXPENSES

Other expenses for the three and six months ended June 30, 2014 included expenses of approximately $502 and $659, respectively, related to the continuation of a strategic initiative to upgrade the Company’s operating and financial software systems. For the six months ended June 30, 2014, other expenses also included estimated casualty losses of $750 primarily related to extreme winter weather conditions in many of the Company’s markets as well as fire damage at one of the Company’s Atlanta, Georgia communities.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses. Each party filed Motions for Summary Judgment, which were briefed in April 2014, and are now pending before the Court. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

At June 30, 2014, the Company had interests in 22,596 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,201 apartment units in four communities currently under development or in lease-up. At June 30, 2014, approximately 29.3%, 22.1%, 13.6% and 9.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2014, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

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

Property Operations

Year-over-year same store revenues and net operating income (“NOI”) increased by 2.7% and 1.0%, respectively, in the first half of 2014, as compared to the first half of 2013. The Company’s operating results for the first half of 2014 and its outlook for the remainder of 2014 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent quarters and this trend is expected to continue for the remainder of 2014.

Disposition Activity

In early 2014, the Company initiated the marketing for sale of three apartment communities and associated retail space. Two of the communities, containing 337 units, are located in New York, New York and represent the Company’s only communities in that market. These communities are classified as held for sale on the Company’s consolidated balance sheet at June 30, 2014. The third community, continuing 308 units, located in Houston, Texas, was sold in May 2014 for gross proceeds of $71,750.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The sale of the Houston, Texas community in May 2014 resulted in the recognition of a gain of $36,092 in the second quarter. The net proceeds from this transaction, along with available cash and line of credit borrowings, were used to prepay $120,000 of secured mortgage indebtedness in May 2014. The indebtedness was scheduled to initially mature in February 2015, and the stated rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 related to prepayment premiums and the write-off of unamortized deferred loan costs.

As of June 30, 2014, the Company had the two New York apartment communities held for sale. The Company currently expects to close the sale of these communities in the third quarter of 2014. The anticipated net proceeds from these sales are expected to be used to prepay certain mortgage indebtedness secured by these assets and may be used pay any special dividends that may be required to distribute the Company’s taxable earnings, after various tax planning strategies have been employed, for opportunistic share repurchases, to fund new investment opportunities, and for general corporate purposes. There can be no assurance that future sales will close or that the use of the remaining proceeds may not change.

Development Activity

In the second quarter of 2014, the Company initiated construction of Post Galleria™ in Houston, Texas, consisting of 388 apartment units. In late 2013 and in the first half of 2014, the Company substantially completed construction of Post Parkside™ at Wade in Raleigh, North Carolina, consisting of 397 apartment units and approximately 14,908 square feet of retail space, Post Lake® at Baldwin Park, Phase III, consisting of 410 apartment units and Post 510™ in Houston, Texas, consisting of 242 apartment units. These communities were 95.7%, 96.8% and 57.4% leased at July 25, 2014, respectively. The Company also began the initial lease-up of Post Soho Square™ in Tampa, Florida in the second quarter of 2014. This community was 46.3% leased at July 25, 2014. The Company had three apartment communities undergoing construction (Post Soho Square™, Post Alexander™, Phase II and Post Galleria™) which are more fully discussed in “Liquidity and Capital Resources” section below under the sub-caption “Current Communities Under Development.”

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales and net proceeds from its at-the-market common equity sales program to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at June 30, 2014, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

In the first quarter of 2014, the Company completed the sale of its final available unit at the Ritz-Carlton Residences, Atlanta Buckhead, originally consisting of 126 units. At June 30, 2014, the Company had no further investment in condominium assets.

Other Expenses

Other expenses for the three and six months ended June 30, 2014 included expenses of approximately $502 and $659, respectively, related to the continuation of a strategic initiative to upgrade the Company’s operating and financial software systems. For the six months ended June 30, 2014, other expenses also included estimated casualty losses of $750 related to extreme weather conditions in many of the Company’s markets as well as fire damage at one of the Company’s Atlanta, Georgia communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2014, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the prepayment of indebtedness, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2014 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2014 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions, the Company’s expectations regarding apartment community sales (including gross sales proceeds and timing) and the use of proceeds there of (including the prepayment of indebtedness and prepayment penalties as well as the possible repurchase of shares and special dividends to shareholders), the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 30 and 31 of the Company’s Form 10-K. Other than the change related to the reporting of discontinued operations, as discussed below, there were no significant changes to the Company’s critical accounting policies and estimates for the three and six months ended June 30, 2014. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities as well as the impact of new accounting pronouncements relating to discontinued operations and revenue recognition.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At June 30, 2014, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures. Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods. Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts. The new guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is prohibited. The Company expects to adopt ASU 2014-09 as of January 1, 2017 and is currently evaluating the impact that this new guidance may have on its results of operations.

In April 2014, Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity” was issued. ASU 2014-08 amends ASC Topics 360 and 205 and changes the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 also modifies the disclosure requirements for disposal groups reported as discontinued operations and for other significant disposal groups not reported as discontinued operations. Generally, the Company anticipates that fewer sales of apartment communities will be reported as discontinued operations in the Company’s financial statements, as a result of this standard. ASU 2014-08 is to be applied prospectively for periods on or after December 31, 2014 with early adoption permitted, but only for assets held for sale or sold that have not been reported in previously issued financial statements. The Company elected to early adopt ASU 2014-08, effective as of January 1, 2014. In 2014, the Company classified three apartment communities as held for sale and determined that all of the communities did not meet the criteria requiring discontinued operations reporting. As such, as described in note 2 to the consolidated financial statements, the results of operations of these communities through their sale dates as well as the gains on sales of these communities will be reported in continuing operations.

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

For the three and six months ended June 30, 2014, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 48 communities that were completed and stabilized for all of the current and prior year, (2) one community and portions of two communities which reached stabilized occupancy in 2013, (3) one community acquired in 2013, (4) three communities and a portion of one community in lease-up in 2014, and (5) three communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three months ended June 30, 2014 and 2013 were $448 and $428, respectively, and $949 and $1,254 for the six months ended June 30, 2014, respectively. The Company expects to incur lease-up deficits during the remainder of 2014 at lease-up communities, as the Company continues to deliver completed apartment units.

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

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,			Six months ended Year ended June 30,
	2014	2013	% Change	2014	2013	% Change
Rental and other property revenues
Fully stabilized communities (1)	$76,545	$74,336	3.0%	$151,818	$147,848	2.7%
Newly stabilized communities (2)	4,331	3,459	25.2%	8,637	5,631	53.4%
Lease-up communities (3)	2,632	245	974.3%	4,511	269	1577.0%
Acquired communities (4)	1,233	383	221.9%	2,443	383	537.9%
Held for sale or sold communities (5)	4,820	5,735	(16.0)%	10,689	11,337	(5.7)%
Other property segments (6)	5,242	4,893	7.1%	9,998	9,727	2.8%

	94,803	89,051	6.5%	188,096	175,195	7.4%

Property operating and maintenance expenses (excluding depreciationand amortization)
Fully stabilized communities (1)	30,459	28,391	7.3%	59,414	56,323	5.5%
Newly stabilized communities (2)	1,638	1,547	5.9%	3,272	3,045	7.5%
Lease-up communities (3)	1,591	497	220.1%	2,792	549	408.6%
Acquired communities (4)	464	108	329.6%	920	108	751.9%
Held for sale or sold communities (5)	2,246	2,321	(3.2)%	5,343	4,796	11.4%
Other property segments, including corporate management expenses (7)	5,397	5,309	1.7%	10,650	10,636	0.1%

	41,795	38,173	9.5%	82,391	75,457	9.2%

Property net operating income (8)	$53,008	$50,878	4.2%	$105,705	$99,738	6.0%

Capital expenditures (9)(10)
Annually recurring	$3,795	$3,835	(1.0)%	$6,216	$7,267	(14.5)%

Periodically recurring	$2,087	$3,607	(42.1)%	$4,608	$8,293	(44.4)%

Average apartment units in service	20,194	19,315	4.6%	20,192	19,195	5.2%

(1)	Communities which reached stabilization prior to January 1, 2013.
(2)	Communities which reached stabilized occupancy in 2013.
(3)	Communities in lease-up but were not stabilized by the beginning of 2014, including communities stabilized in 2014.
(4)	Communities acquired subsequent to January 1, 2013.
(5)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(6)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $223 and $229 for the three months and $442 and $443 for the six months ended June 30, 2014 and 2013, respectively.
(7)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,934 and $2,847 for the three months and $5,824 and $5,749 for the six months ended June 30, 2014 and 2013, respectively. Amounts for the three and six months ended June 30, 2013 have been adjusted to conform to the 2014 segment presentation.
(8)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended June 30,		Six months ended Year ended June 30,
	2014	2013	2014	2013
Fully stabilized community NOI	$46,086	$45,945	$92,404	$91,525
Property NOI from other operating segments	6,922	4,933	13,301	8,213

Consolidated property NOI	53,008	50,878	105,705	99,738

Add (subtract):
Interest income	4	23	16	59
Other revenues	223	229	442	443
Depreciation	(20,829)	(21,170)	(42,596)	(42,114)
Interest expense	(10,433)	(11,042)	(21,677)	(22,094)
Amortization of deferred financing costs	(620)	(645)	(1,265)	(1,269)
General and administrative	(3,966)	(4,170)	(8,094)	(8,415)
Investment and development	(794)	(592)	(1,605)	(1,081)
Other investment costs	(210)	(516)	(483)	(821)
Other expenses	(502)	—	(1,409)	—
Gains on condominium sales activities, net	—	13,981	810	22,175
Equity in income of unconsolidated real estate entities, net	501	477	986	955
Other income (expense), net	(196)	(282)	(391)	(448)
Net loss on extinguishment of indebtedness	(4,287)	—	(4,287)	—

Income from continuing operations, before gains onsales of real estate assets	11,899	27,171	26,152	47,128
Gains on sales of real estate assets	36,092	—	36,092	—
Income from discontinued operations	—	443	—	876

Net income	$47,991	$27,614	$62,244	$48,004

(9)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(10)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Annually recurring capital expenditures
Continuing operations	$3,795	$3,835	$6,216	$7,267
Discontinued operations	—	57	—	98

Total annually recurring capital expenditures	$3,795	$3,892	$6,216	$7,365

Periodically recurring capital expenditures
Continuing operations	$2,087	$3,607	$4,608	$8,293
Discontinued operations	—	26	—	34

Total periodically recurring capital expenditures	$2,087	$3,633	$4,608	$8,327

Total revenue generating capital expenditures	$2,052	$1,495	$3,338	$2,413

Decrease (increase) in capital expenditure accruals	$445	$170	$110	$(1,115)

Total property capital expenditures per statements of cash flows	$8,379	$9,190	$14,272	$16,990

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities classified as held for sale and sold. For the 2014 to 2013 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2013. This portfolio consisted of 48 communities with 17,714 units, including 12 communities with 5,065 units (28.6%) located in Atlanta, Georgia, 15 communities with 4,725 units (26.7%) located in Dallas, Texas, 6 communities with 2,301 units (13.0%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.9%) located in Tampa, Florida, 5 communities with 1,748 units (9.9%) located in Charlotte, North Carolina and 6 communities with 1,764 units (9.9%) located in other markets. The operating performance of these communities was as follows:

	Three months ended June 30,			Six months ended Year ended June 30,
	2014	2013	% Change	2014	2013	% Change
Rental and other revenues	$76,545	$74,336	3.0%	$151,818	$147,848	2.7%
Property operating and maintenance expenses (excluding depreciation and amortization)	30,459	28,391	7.3%	59,414	56,323	5.5%

Same store net operating income (1)	$46,086	$45,945	0.3%	$92,404	$91,525	1.0%

Capital expenditures (2)
Annually recurring	$3,579	$3,439	4.1%	$5,825	$6,735	(13.5)%
Periodically recurring	968	2,605	(62.8)%	2,290	5,503	(58.4)%

Total capital expenditures (A)	$4,547	$6,044	(24.8)%	$8,115	$12,238	(33.7)%

Total capital expenditures per unit
(A ÷ 17,714 units)	$257	$341	(24.6)%	$458	$691	(33.7)%

Average monthly rental rate per unit (3)	$1,393	$1,361	2.4%	$1,387	$1,355	2.4%

Average economic occupancy (4)	96.2%	95.5%	0.7%	95.8%	95.5%	0.3%

Physical occupancy, end of period (4)	96.1%	95.4%	0.7%	96.1%	95.4%	0.7%

Gross turnover (5)	63.7%	67.4%	(3.7)%	57.0%	59.5%	(2.5)%

Percentage rent increase - new leases (6)	4.1%	2.3%	1.8%	3.1%	3.0%	0.1%

Percentage rent increase - renewed leases (6)	5.0%	5.4%	(0.4)%	4.9%	5.3%	(0.4)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 34 for a reconciliation of net operating income for stabilized communities to GAAP net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,579	$3,439	$5,825	$6,735
Newly stabilized communities	31	3	36	17
Lease-up communities	3	5	13	8
Acquired communities	7	1	18	1
Held for sale and sold communities	56	279	141	348
Commercial and other segments	119	165	183	256

Total annually recurring capital expenditures	$3,795	$3,892	$6,216	$7,365

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$968	$2,605	$2,290	$5,503
Newly stabilized communities	5	4	6	6
Lease-up communities	9	4	10	4
Acquired communities	13	1	14	1
Held for sale and sold communities	182	620	439	2,144
Commercial and other segments	910	399	1,849	669

Total periodically recurring capital expenditures	$2,087	$3,633	$4,608	$8,327

Total revenue generating capital expenditures	$2,052	$1,495	$3,338	$2,413

Decrease (increase) in capital expenditure accruals	$445	$170	$110	$(1,115)

Total property capital expenditures per statements of cash flows	$8,379	$9,190	$14,272	$16,990

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

(3)	Average monthly rental rate is defined as the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 95.7% and 95.0% for the three months and 95.3% and 94.9% for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, net concessions were $199 and $237, respectively, and employee discounts were $154 and $147, respectively. For the six months ended June 30, 2014 and 2013, net concessions were $408 and $516, respectively, and employee discounts were $307 and $301, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Comparison of three months ended June 30, 2014 to three months ended June 30, 2013

The Operating Partnership reported net income available to common unitholders of $46,915 for the three months ended June 30, 2014, compared to $26,634 for the three months ended June 30, 2013. The Company reported net income available to common shareholders of $46,797 for the three months ended June 30, 2014, compared to $26,566 for the three months ended June 30, 2013. As discussed below, the increase in income between periods primarily reflects the gain on sale of an apartment community in 2014 and the improved operating performance of the Company’s operating communities, partially offset by gains on condominium sales in 2013.

Rental and other revenues from property operations increased $5,752 or 6.5% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities of $2,209 or 3.0%, increased revenues of $872 from newly stabilized communities, increased revenues of $2,387 from lease-up communities and increased revenues of $850 from the acquisition of a community in May 2013, partially offset by decreased revenues of $915 from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of four communities as apartment units were completed in 2013 and into 2014. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,622 or 9.5% from 2013 to 2014 primarily due to increases from fully stabilized communities of $2,068 or 7.3%, increases of $91 from newly stabilized communities, increases of $1,094 from lease-up communities and increases of $356 from the acquisition of a community in May 2013, partially offset by decreased expenses of $75 from held for sale and sold communities. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of four development communities that began delivering apartment units in 2013 and into 2014. The expense decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014, mostly offset by $213 of increased property taxes between years due primarily to the reduction in tax abatements at the Company’s two New York communities.

In May 2014, the Company closed the sale of one apartment community. The Company recognized a gain in continuing operations of $36,092 from this sale. For the three months ended June 30, 2013, there were no sales of wholly owned apartment communities. As of June 30, 2014, the Company had two additional apartment communities held for sale. The Company currently expects to close the sale of these communities in the third quarter of 2014. There can be no assurance, however, that these sales will close. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended June 30, 2013, gains on condominium sales activities were $13,981 resulting from the sale of 30 condominiums units. The Company completed the sell-out of its remaining condominium units as of March 31, 2014.

Depreciation expense decreased $341 or 1.6% from 2013 to 2014, primarily due to decreased depreciation of $1,218 related to the cessation of depreciation on three communities classified as held for sale as of March 2014 and decreased depreciation of $381 from fully stabilized communities primarily due to the cessation of depreciation on certain fully depreciated short-lived assets at communities developed and acquired in recent years, somewhat offset by increased depreciation of $1,079 related to the completion of apartment units at four lease-up communities beginning in mid-2013 and into 2014 and $103 related to one community acquired in May 2013.

General and administrative expenses decreased $204 or 4.9%, from 2013 to 2014 primarily due to somewhat lower legal expenses associated with on-going legal matters and somewhat lower annual incentive plan expenses due to the timing of expense recognition between years.

Investment and development expenses increased $202 or 34.1%, from 2013 to 2014 primarily due to the reduction of capitalized development personnel and associated costs of $158 between years. This decrease was due to the reduction of development capitalization at three communities that were substantially completed in 2013, offset partially by increased capitalization at one development community that commenced in 2013. Additionally, development personnel and other costs increased by $44 between years. The Company expects to continue to complete portions of its existing development pipeline in 2014 and commence additional developments in 2014. The Company expects that the capitalization of development costs and expenses will decrease somewhat in 2014, which will result in increased net investment and development expenses in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Other investment costs decreased $306 or 59.3% from 2013 to 2014. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects acquisition expenses of $175 in 2013 associated with the acquisition of an apartment community and land parcel as well as reduced land carry expenses related to land placed under development in 2013.

Interest expense decreased $609 or 5.5% from 2013 to 2014 primarily due to decreased interest costs of $992 resulting from the prepayment of $120,000, 4.88% of mortgage indebtedness, effective May 1, 2014, using available cash and net proceeds from an apartment community sale, offset somewhat by increased net interest costs due to decreased interest capitalization in 2014 as well as increased interest costs due to amounts allocated to discontinued operations in 2013. Decreased interest capitalization on the Company’s development projects of $337 primarily related to the substantial completion of two apartment communities in early 2013, partially offset by increased interest capitalization on two communities under construction in 2013 and into 2014. The Company expects interest expense for the full year of 2014 to be lower than in 2013 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold and expected to be sold in 2014, somewhat offset by increased net interest costs due to reduced interest capitalization as additional development projects are completed in 2014.

Other expenses of $502 in 2014 related to consulting expenses associated with a strategic initiative to upgrade the Company’s operating and financial software systems.

Annually recurring and periodically recurring capital expenditures decreased $1,560 or 21.0% from 2013 to 2014. The decrease in periodically recurring capital expenditures of $1,520 primarily reflects reduced water intrusion remediation projects and structural improvements at five communities and fire sprinkler system replacement work at another community in 2013, partially offset by tenant improvements at an office property as well as structural improvements at one community in 2014. For the full year 2014, the Company expects periodically recurring capital expenditures to be lower than 2013 primarily due to reduced exterior remediation and structural improvement projects in 2014. The decrease in annually recurring capital expenditures of $40 primarily reflects the general timing of expenditures between periods. For the full year 2014, the Company expects annually recurring capital expenditures to be consistent with to modestly higher than 2013 primarily due to the timing of normalized capital expenditures between years.

Fully stabilized communities

Rental and other revenues increased $2,209 or 3.0% from 2013 to 2014. This increase primarily resulted from a 2.4% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $1,700 between periods. Average economic occupancy increased from 95.5% in 2013 to 96.2% in 2014. The change in occupancy rates between periods resulted in lower vacancy losses of $389 in 2014. The remaining increase in rental and other property revenues of $120 was primarily due to somewhat higher utility reimbursements. Average rental rate increases and higher occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,068 or 7.3% from 2013 to 2014. This increase was primarily due to increased property tax expenses of $1,020 or 9.3% and increased repair and maintenance expenses of $1,273 or 30.1%. The increase in property tax expenses primarily reflects increased expense accruals in 2014 due to higher expected real estate valuations by tax authorities in most of the Company’s markets. Repair and maintenance expenses increased primarily due to higher exterior painting expenses of $997 between years. See the “Outlook” section below for a discussion of expense trends for 2014.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013

The Operating Partnership reported net income available to common unitholders of $60,262 for the six months ended June 30, 2014, compared to $46,105 for the six months ended June 30, 2013. The Company reported net income available to common shareholders of $60,111 for the six months ended June 30, 2014, compared to $45,985 for the six months ended June 30, 2013. As discussed below, the additional income between periods primarily reflects a gain on the sale of an apartment community in 2014, increased net operating income from fully stabilized communities and increased income from lease-up and acquisition communities, partially offset by gains on condominium sales in 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations increased $12,901 or 7.4% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities of $3,970 or 2.7%, increased revenues of $3,006 or 53.4% from newly stabilized communities, increased revenues of $4,242 from lease-up communities and increased revenues of $2,060 from the acquisition of apartment communities in May 2013, partially offset by decreased revenues of $648 from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of three communities as apartment units were completed in 2013. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $6,934 or 9.2% from 2013 to 2014 primarily due to increases from fully stabilized communities of $3,091 or 5.5%, increases of $227 or 7.5% from newly stabilized communities, increases of $2,243 from lease-up communities, increases of $812 from the acquisition of apartment communities in May 2013 and increases of $547 from held for sale and sold communities. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of four development communities that began delivering apartment units in 2013 and into 2014. The expense increase from held for sale and sold communities was primarily due to increased property taxes of $442 between years due primarily to the reduction in tax abatements at the Company’s New York communities.

In May 2014, the Company closed the sale of one apartment community. The company recognized a gain in continuing operations of $36,092 from this sale. For the six months ended June 30, 2013, there were no sales of wholly owned apartment communities. As of June 30, 2014, the Company had two additional apartment communities held for sale. The Company currently expects to close the sale of these communities in the third quarter of 2014. There can be no assurance, however, that these sales will close. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the six months ended June 30, 2014 and 2013, gains on condominium sales activities were $810 and $22,175, respectively. The decrease in condominium gains between periods primarily reflects reduced closings from 50 units in 2013 to one unit in 2014. The condominium unit sale in 2014 represented the final condominium unit at the Company’s condominium community in Atlanta, Georgia. The Company has no condominium units remaining for sale as of June 30, 2014.

Depreciation expense increased $482 or 1.1% from 2013 to 2014, primarily due to increased depreciation of $2,030 related to the completion of apartment units at four lease-up communities beginning in mid-2013 and into 2014 and $438 related to the one community acquired in May 2013, somewhat offset by decreased depreciation of $1,192 related to the cessation of depreciation on three communities classified as held for sale as of March 2014 and decreased depreciation at fully stabilized communities of $940 due to the cessation of deprecation on certain fully depreciated short-lived assets at certain communities developed and acquired in recent years.

General and administrative expenses decreased $321, or 3.8%, from 2013 to 2014 primarily due to decreased legal expenses associated with on-going legal matters, due to somewhat lower annual incentive plan expenses due to the timing of expense recognition between years and due to the general timing of overall overhead expenses between years.

Investment and development expenses increased $524 or 48.5% from 2013 to 2014. In 2014, the capitalization of development personnel to development projects decreased by $425 due to the reduction of development capitalization at three development communities that were substantially completed in 2013, offset by increased capitalization at one development communities that began in 2013. Additionally, development personnel and other costs increased by $99. The Company expects to continue to complete portions of its existing development pipeline and commence additional developments in 2014. The Company expects that the capitalization of development costs and expenses will decrease for 2014, which will result in increased net investment and development expenses in 2014.

Other investment costs decreased $338 or 41.2% from 2013 to 2014. Other investment costs primarily include land carry expenses, such as property taxes and assessments. Other investment costs in 2013 included $175 of acquisition costs associated with the acquisition of an apartment community and a development land parcel as well as reduced land carry expenses related to land placed under development in 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Interest expense decreased $417 or 1.9% from 2013 to 2014 primarily due to decreased interest costs of $992 resulting from the prepayment of $120,000, 4.88% mortgage indebtedness, effective May 1, 2014, using available cash and net proceeds from an apartment community sale, somewhat offset by increased net interest costs due to decreased interest capitalization in 2014 as well as increased interest costs due to amounts allocated to discontinued operations in 2013. Decreased interest capitalization on the Company’s development projects of $495 primarily related to the substantial completion of two apartment communities in early 2013, partially offset by increased capitalization on three communities under construction in 2013 and into 2014. The Company expects interest expense for the full year of 2014 to be somewhat lower than in 2013 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold and expected to be sold in 2014, somewhat offset by increased net interest costs due to reduced interest capitalization as development projects are completed in 2014.

Other expenses of $1,409 in 2014 included expenses of approximately $559 related to the continuation of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

Annually recurring and periodically recurring capital expenditures decreased $4,736 or 30.4% from 2013 to 2014. The decrease in periodically recurring capital expenditures of $3,685 primarily reflects reduced water intrusion remediation projects and structural improvements at five communities and fire sprinkler system replacement work at another community in 2013, partially offset by tenant improvements at an office property as well as siding and structural improvements at two communities in 2014. For the full year 2014, the Company expects periodically recurring capital expenditures to be lower than 2013 primarily due to reduced exterior remediation and structural improvement projects in 2014. The decrease in annually recurring capital expenditures of $1,051 primarily reflects roofing expenditures at one community in 2013. For the full year 2014, the Company expects annually recurring capital expenditures to be consistent with to modestly higher than 2013 primarily due to the timing of normalized capital expenditures between years.

Fully stabilized communities

Rental and other revenues increased $3,970 or 2.7% from 2013 to 2014. This increase primarily resulted from a 2.4% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $3,372 between periods. Average economic occupancy increased from 95.5% in 2013 to 95.8% in 2014. The occupancy increase between periods resulted in lower vacancy losses of $351 in 2013. The remaining increase in rental and other property revenues of $247 was primarily due to somewhat higher utility reimbursements. Average rental rate increases and higher occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a moderate, but increasing, supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,091 or 5.5% from 2013 to 2014. This increase was primarily due to increased property tax expenses of $1,874 or 8.5% and increased repair and maintenance expenses of $1,093 or 13.8%. The increase in property tax expenses primarily reflects increased expense accruals in 2014 due to higher real estate valuations by tax authorities in most of the Company’s markets. Repair and maintenance expenses increased primarily due to higher exterior painting expenses of $993 between years. See the “Outlook” section below for a discussion of expense trends for 2014.

Asset disposals and discontinued operations

Assets held for sale subsequent to January 1, 2014

In the three months ended March 31, 2014, the Company classified three apartment communities, containing 645 units, as held for sale. In May 2014, one of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of $71,750. The Company recognized a gain of $36,092 on the sale of this community. At June 30, 2014, assets held for sale included two communities, containing 337 units, located in New York, New York. These assets classified as held for sale are reported separately on the accompanying consolidated balance sheet at $107,229, which represents the lower of their depreciated cost or fair value less costs to sell. These assets are currently expected to be sold in the third quarter of 2014. There can be no assurance, however, that these sales will close. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In accordance with ASC Topic 360, as amended by ASU 2014-08, the Company only reports asset disposals as discontinued operations if the disposals represent a strategic shift that have, or will have, a major effect on the entity’s operations and financial results. The Company believes these actual and planned asset disposals do not meet that criteria. As a result, the results of operations for these communities through the earlier of their sale dates or June 30, 2014 and the resulting gains on sales of these communities are reported in continuing operations for all periods presented.

The revenues, expenses, net income and net income attributable to the Company, including gains on sales of real estate assets related to these communities, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Rental	$4,769	$5,627	$10,540	$11,135
Other property revenues	51	108	149	202

Total revenues	4,820	5,735	10,689	11,337
Property operating and maintenance expenses	(2,246)	(2,321)	(5,343)	(4,796)

Net operating income	2,574	3,414	5,346	6,541

Other expenses
Depreciation	—	(1,218)	(1,239)	(2,431)
Interest	(1,251)	(1,363)	(2,588)	(2,718)
Amortization of deferred financing costs	(59)	(59)	(118)	(118)

Total other expenses	(1,310)	(2,640)	(3,945)	(5,267)

Gains on sales of real estate assets	36,092	—	36,092	—

Net income	$37,356	$774	$37,493	$1,274

Net income, net of non-controlling interest	$37,202	$716	$37,355	$1,219

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three and six months ended June 30, 2013, income from discontinued operations included the results of operations of one apartment community sold in October 2013, containing 342 units, was as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues
Rental	$1,089	$2,159
Other property revenues	115	216

Total revenues	1,204	2,375

Expenses
Property operating and maintenance	498	969
Depreciation	175	352
Interest	88	178

Total expenses	761	1,499

Income from discontinued property operations	$443	$876

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

The Company’s outlook for full year of 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in 2013 and this trend has and is expected to continue into 2014.

Rental and other revenues from fully stabilized communities are expected to increase modestly for 2014, compared to 2013, driven primarily by new and renewed leases being completed at modestly higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2013. The rate of revenue growth is expected to continue to moderate in 2014, compared to 2013, largely attributable to the new supply of competitive rental apartments. Operating expenses of fully stabilized communities are expected to increase for 2014. On a year-over-year basis, the Company expects property tax, personnel and maintenance expenses (primarily exterior paint) to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2014. Further, management expects net operating income from newly stabilized communities to increase in 2014 as these communities reached stabilized occupancy in mid-2013. Management also expects that net operating income from lease-up communities will increase moderately in 2014. Additionally, net operating income is expected to increase for the full year of 2014 from one apartment community acquired in May 2013.

Management expects general and administrative, property management and investment and development expenses, net of amounts capitalized to development projects, to increase modestly for 2014, compared to 2013. Capitalized development personnel and costs are expected to decrease modestly in 2014 as portions of the Company’s development communities were completed and are expected to be completed in mid to late 2014. These decreases are expected to be partially offset by capitalization to new development starts expected to commence in the second half of 2014. Additionally, other expenses are expected to include costs associated with information technology system upgrades that are expected to be completed in 2014.

Management expects interest expense for 2014 to be somewhat lower than in 2013 due primarily to the prepayment and expected prepayment of certain mortgage indebtedness in conjunction with actual and expected asset sales, offset somewhat by reduced interest capitalization to development communities as communities are expected to be completed in 2014.

In May 2014, the Company closed the sale of one apartment community, containing 308 units. Also in 2014, the Company expects to close the sale of two additional apartment communities, containing 337 units. The net proceeds from these sales were and are expected to be used to prepay certain secured mortgage indebtedness, including indebtedness secured by two of the communities, to pay special dividends to common shareholders that may be required to distribute taxable earnings, after various tax planning strategies have been employed, for opportunistic share repurchases, to fund new investment opportunities and for general corporate purposes. Sales of assets and any payment of special dividends or prepayment of indebtedness could be dilutive to the Company’s earnings outlook depending on the timing and amount of sales and the use and timing of net proceeds received. The prepayment of secured debt has and is expected to result in losses on extinguishment of indebtedness relating to prepayment penalties and the write-off of unamortized deferred financing costs. There can be no assurance that future sales will close or that the expected use of proceeds will not change.

The Company currently expects to utilize available cash, retained 2014 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales and net proceeds from its at-the-market common equity program to fund future estimated construction expenditures. See the “Liquidity and Capital Resources” section below where discussed further. The Company’s 2014 outlook does not currently anticipate any share issuances under the Company’s at-the-market equity program in 2014. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

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

The Company’s net cash provided by operating activities increased from $74,355 for the six months ended June 30, 2013 to $77,722 for the six months ended June 30, 2014 primarily due to increased property net operating income in 2014 from fully stabilized, newly stabilized, lease-up and acquisition communities. For the full year 2014, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities as discussed above, offset somewhat by decreases from sold communities.

Net cash flows from investing activities changed from net cash used in investing activities of $88,634 for the six months ended June 30, 2013 to net cash provided by investing activities of $20,086 for the six months ended June 30, 2014 primarily due to increased proceeds from the sale of an apartment community in 2014 as well as reduced construction, development and acquisition expenditures between periods. Reduced construction and development expenditures reflect the completion of certain development projects in late 2013 and into 2014. For the full year 2014, the Company expects to continue to incur development expenditures on its existing development projects. The Company also expects to generate proceeds from the sale of certain additional apartment communities in 2014 as part of its overall investment, disposition and acquisition strategy depending on market conditions.

Net cash flows used in financing activities increased from $30,006 for the six months ended June 30, 2013 to $163,437 for the six months ended June 30, 2014 primarily due to the prepayment of $120,000 of secured mortgage indebtedness and increased dividends to shareholders between years. For the full year 2014, based on its current outlook, the Company expects minimal to no new net debt issuances or equity issuances under its ATM program as the Company currently expects to use available cash, cash flow from operations and asset sale proceeds to fund current development expenditures. As discussed above, the Company has used and may continue to use the net proceeds from the expected sales of apartment communities, in combination with a portion of cash on hand and, if necessary, line of credit borrowings, to prepay secured mortgage indebtedness in 2014, to pay special dividends to common shareholders that may be required to distribute taxable earnings, after various tax planning strategies have been employed, for opportunistic share repurchases, to fund new investment opportunities and for general corporate purposes.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the six months ended June 30, 2014, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In May 2014, the Company’s board of directors increased the quarterly dividend rate from $0.36 to $0.40 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.40 per share for the remainder of 2014. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, actual gains on sales of real estate assets, if any, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales for the six months ended June 30, 2014 and for the full year of 2013 were $73,264 and $116,684, respectively. Proceeds from these asset sales were used to increase available cash and cash equivalent balances, to fund development and acquisition activities and to prepay certain mortgage indebtedness. As of June 30, 2014, the Company had two apartment communities held for sale. The Company currently expects to close the sale of these communities in the third quarter of 2014. The expected net proceeds from these sales are expected to be used to prepay certain mortgage indebtedness secured by these assets and may be used pay any special dividends that may be required to distribute the Company’s taxable earnings, after various tax planning strategies have been employed, for opportunistic share repurchases, to fund new investment opportunities, and for general corporate purposes. These sales of assets and any payment of special dividends or prepayment of indebtedness could be dilutive to the Company’s 2014 earnings depending on the timing and amount of sales and the use and timing of net proceeds received. The prepayment of indebtedness has and is expected to result in losses on extinguishment of indebtedness relating to prepayment penalties and the write-off of unamortized deferred financing costs. There can be no assurance that future sales will close or that the use of the proceeds may not change.

In May 2012, the Company adopted an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2014, the Company had 4,000 shares remaining for issuance under the program. The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of June 30, 2014, the Company’s aggregate pipeline of four apartment communities under development and lease-up totaled approximately $230,800, of which approximately $125,100 remained to be incurred by the Company. The Company may also begin additional developments in 2014 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales and net proceeds from its at-the-market common equity program to fund future estimated construction expenditures.

As of July 25, 2014, the Company had cash and cash equivalents of approximately $9,300. Additionally, the Company had $6,300 of outstanding borrowings, and $247 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at June 30, 2014.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock and debt repurchase programs

In May 2012, the Company adopted an ATM common equity sales program for the sale of up to 4,000 shares of common stock. At June 30, 2014, the Company had 4,000 shares remaining for issuance under the program. There were no issuances for the three or six months ended June 30, 2014 or 2013 under this plan. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. For the three and six months ended June 30, 2014, there were no repurchases under this program. For the year ended December 31, 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08.

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

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
New community development and acquisition activity (1)	$18,734	$91,407	$33,647	$125,339
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	2,052	1,495	3,338	2,413
Other community additions and improvements (3)	2,087	3,633	4,608	8,327
Annually recurring capital expenditures
Carpet replacements and other community additionsand improvements (4)	3,795	3,892	6,216	7,365
Corporate additions and improvements	1,559	316	1,687	656

	$28,227	$100,743	$49,496	$144,100

Other Data
Capitalized interest	$755	$1,092	$1,601	$2,096

Capitalized development and associated costs (5)	$512	$670	$1,001	$1,426

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At June 30, 2014, the Company had 1,201 apartment units in four communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 6/30/2014	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (4)	Percent Leased (5)
Substantially complete, in lease-up
Post 510™	Houston, TX	242	857	—	$34.8	$168	$34.3	1Q 2014	4Q 2014	57.4%
Under construction
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	196	33.2	2Q 2014	1Q 2015	46.3%
Post Alexander™, II	Atlanta, GA	340	830	—	75.5	268	23.4	2Q 2015	4Q 2016	N/A
Post Galleria™	Houston, TX	388	867	—	80.7	240	14.8	3Q 2016	4Q 2017	N/A

Total		1,201		10,556	$230.8		$105.7

Communities stabilized (6)
Post Parkside™ at Wade	Raleigh, NC	397	875	14,908	$54.0	$149	$52.0	1Q 2013	3Q 2014	95.7%
Post Lake® at Baldwin Park, III	Orlando, FL	410	960	—	55.6	141	55.0	1Q 2013	3Q 2014	96.8%

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of July 25, 2014.
(6)	The communities reached stabilized occupancy in early third quarter 2014.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and six months ended June 30, 2014 and 2013 was as follows.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$46,797	$26,566	$60,111	$45,985
Noncontrolling interests - Operating Partnership	118	68	151	120
Depreciation on consolidated real estate assets	20,581	20,981	42,071	41,758
Depreciation on real estate assets held in unconsolidated entities	294	291	586	580
Gains on sales of depreciable real estate assets	(36,092)	—	(36,092)	—

Funds from operations available to common shareholders and unitholders (1)	$31,698	$47,906	$66,827	$88,443

Weighted average shares outstanding - basic (2)	54,353	54,591	54,320	54,569
Weighted average shares and units outstanding - basic (2)	54,488	54,734	54,455	54,712
Weighted average shares outstanding - diluted (2)	54,465	54,785	54,435	54,767
Weighted average shares and units outstanding - diluted (2)	54,600	54,928	54,570	54,910

(1)	For the three and six months ended June 30, 2014, FFO included other expenses of approximately $502 and $659 associated with the continuation of an initiative to upgrade enterprise software systems. For the six months ended June 30, 2014, FFO also included $750 related to casualty losses from the extreme winter weather conditions in 2014 and fire damage at one of the Company’s Atlanta, Georgia communities.
(2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 112 and 194 for the three months and 115 and 198 for the six months ended June 30, 2014 and 2013, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 130 and 127 for the three months and 121 and 119 for the six months ended June 30, 2014 and 2013, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2014, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At June 30, 2014, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at June 30, 2014. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab. )
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(3,870)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(1,045)

							$(4,915)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the six months ended June 30, 2014, there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of June 30, 2014, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses. Each party filed Motions for Summary Judgment, which were briefed in April 2014, and are now pending before the Court. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2014 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014
April 30, 2014	—	$—	—	$175,200
May 1, 2014
May 31, 2014	—	—	—	$175,200
June 1, 2014
June 30, 2014	—	—	—	$175,200

Total	—	$—	—	$175,200

(1)	In the fourth quarter of 2012, the Company’s board of directors approved a stock repurchase program that was announced on December 5, 2012 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

POST PROPERTIES, INC.

August 7, 2014	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2014	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2014	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 7, 2014	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2014	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2014	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

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