Form 10-Q
period 2014-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2014-11-07
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,461,250 shares of common stock outstanding as of October 31, 2014.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of September 30, 2014, the Company owned an approximate 99.8% interest in the Operating Partnership. The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at September 30, 2014). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate assets
Land	$314,683	$327,270
Building and improvements	2,308,487	2,408,906
Furniture, fixtures and equipment	299,287	291,027
Construction in progress	70,878	74,064
Land held for future investment	41,689	61,768

	3,035,024	3,163,035
Less: accumulated depreciation	(916,555)	(913,018)
For-sale condominiums	—	1,122

Total real estate assets	2,118,469	2,251,139
Investments in and advances to unconsolidated real estate entities	4,095	4,056
Cash and cash equivalents	160,520	82,110
Restricted cash	3,558	4,712
Deferred financing costs, net	5,648	8,495
Other assets	31,304	31,165

Total assets	$2,323,594	$2,381,677

Liabilities and equity
Indebtedness	$893,170	$1,098,734
Accounts payable, accrued expenses and other	77,219	73,431
Investments in unconsolidated real estate entities	16,654	16,687
Dividends and distributions payable	21,833	17,928
Accrued interest payable	8,060	5,157
Security deposits and prepaid rents	10,024	10,888

Total liabilities	1,026,960	1,222,825

Redeemable common units	6,190	6,121

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,632 and 54,629 shares issued and 54,461 and 54,191 shares outstanding at September 30, 2014 and December 31, 2013, respectively	546	546
Additional paid-in-capital	1,114,498	1,111,861
Accumulated earnings	191,142	66,138
Accumulated other comprehensive income (loss)	(2,740)	(3,419)

	1,303,455	1,175,135
Less common stock in treasury, at cost, 254 and 519 shares at September 30, 2014 and December 31, 2013, respectively	(13,011)	(22,188)

Total Company shareholders’ equity	1,290,444	1,152,947
Noncontrolling interests - consolidated property partnerships	—	(216)

Total equity	1,290,444	1,152,731

Total liabilities and equity	$2,323,594	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Rental	$90,751	$87,895	$268,193	$253,174
Other property revenues	5,476	5,274	16,130	15,190
Other	234	225	676	668

Total revenues	96,461	93,394	284,999	269,032

Expenses
Property operating and maintenance (exclusive of items shown separately below)	41,675	40,266	124,066	115,723
Depreciation	21,018	21,580	63,614	63,694
General and administrative	4,784	4,079	12,878	12,494
Investment and development	555	367	2,160	1,448
Other investment costs	224	418	707	1,239
Severance, impairment and other	344	1,981	1,753	1,981

Total expenses	68,600	68,691	205,178	196,579

Operating income	27,861	24,703	79,821	72,453
Interest income	78	8	94	67
Interest expense	(9,858)	(11,186)	(31,535)	(33,280)
Amortization of deferred financing costs	(588)	(646)	(1,853)	(1,915)
Net gains on condominium sales activities	1,052	5,293	1,862	27,468
Equity in income of unconsolidated real estate entities, net	422	656	1,408	1,611
Other income (expense), net	(195)	(196)	(586)	(644)
Net loss on extinguishment of indebtedness	(14,070)	—	(18,357)	—

Income from continuing operations, before gains on sales of real estate assets	4,702	18,632	30,854	65,760
Gains on sales of real estate assets	151,733	—	187,825	—

Income from continuing operations	156,435	18,632	218,679	65,760

Discontinued operations
Income from discontinued property operations	—	421	—	1,297

Income from discontinued operations	—	421	—	1,297

Net income	156,435	19,053	218,679	67,057
Noncontrolling interests - consolidated real estate entities	(22,416)	(32)	(22,554)	(87)
Noncontrolling interests - Operating Partnership	(313)	(48)	(464)	(167)

Net income available to the Company	133,706	18,973	195,661	66,803
Dividends to preferred shareholders	(922)	(922)	(2,766)	(2,766)

Net income available to common shareholders	$132,784	$18,051	$192,895	$64,037

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$2.44	$0.32	$3.55	$1.15
Income from discontinued operations	—	0.01	—	0.02

Net income available to common shareholders	$2.44	$0.33	$3.55	$1.17

Weighted average common shares outstanding - basic	54,301	54,371	54,233	54,424

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$2.44	$0.32	$3.54	$1.15
Income from discontinued operations	—	0.01	—	0.02

Net income available to common shareholders	$2.44	$0.33	$3.54	$1.17

Weighted average common shares outstanding - diluted	54,373	54,539	54,336	54,611

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$156,435	$19,053	$218,679	$67,057
Net change in derivative financial instruments	2,167	(1,365)	680	6,735

Total comprehensive income	158,602	17,688	219,359	73,792
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(22,416)	(32)	(22,554)	(87)
Operating Partnership	(318)	(44)	(465)	(185)

Total Company comprehensive income	$135,868	$17,612	$196,340	$73,520

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2014	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity & Accum. Earnings, December 31, 2013	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731
Comprehensive income	—	—	—	195,661	679	—	196,340	22,554	218,894
Employee stock purchase, stock option and other plan issuances	—	—	(9)	(4,693)	—	8,519	3,817	—	3,817
Conversion of redeemable common units for shares	—	—	126	—	—	658	784	—	784
Adjustment for ownership interest of redeemable common units	—	—	(430)	—	—	—	(430)	—	(430)
Stock-based compensation	—	—	2,950	—	—	—	2,950	—	2,950
Dividends to preferred shareholders	—	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends to common shareholders ($1.16 per share)	—	—	—	(63,097)	—	—	(63,097)	—	(63,097)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(22,338)	(22,338)
Adjustment to redemption value of redeemable common units	—	—	—	(101)	—	—	(101)	—	(101)

Equity & Accum. Earnings, September 30, 2014	$9	$546	$1,114,498	$191,142	$(2,740)	$(13,011)	$1,290,444	$—	$1,290,444

2013
Equity & Accum. Earnings, December 31, 2012	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income	—	—	—	66,803	6,717	—	73,520	87	73,607
Employee stock purchase, stock option and other plan issuances	—	1	1,527	—	—	1,778	3,306	—	3,306
Adjustment for ownership interest of redeemable common units	—	—	42	—	—	—	42	—	42
Stock-based compensation	—	—	2,715	—	—	—	2,715	—	2,715
Acquisition of treasury stock	—	—	—	—	—	(20,064)	(20,064)	—	(20,064)
Dividends to preferred shareholders	—	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends to common shareholders ($0.91 per share)	—	—	—	(49,550)	—	—	(49,550)	—	(49,550)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(173)	(173)
Adjustment to redemption value of redeemable common units	—	—	—	725	—	—	725	—	725

Equity & Accum. Earnings, September 30, 2013	$9	$546	$1,111,638	$42,478	$(4,962)	$(22,067)	$1,127,642	$(180)	$1,127,462

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$218,679	$67,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,614	64,221
Amortization of deferred financing costs	1,853	1,915
Net gains on sales of real estate assets	(189,687)	(27,468)
Other, net	148	930
Impairment charges	—	400
Equity in income of unconsolidated entities, net	(1,408)	(1,611)
Distributions of earnings of unconsolidated entities	1,542	2,064
Stock-based compensation	2,957	2,722
Net loss on extinguishment of indebtedness	18,357	—
Changes in assets, decrease (increase) in:
Other assets	1,325	(612)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	2,903	3,192
Accounts payable and accrued expenses	9,762	3,989
Security deposits and prepaid rents	290	242

Net cash provided by operating activities	130,335	117,041

Cash Flows From Investing Activities
Development and construction of real estate assets	(51,059)	(101,176)
Acquisition of communities	—	(48,399)
Proceeds from sales of real estate assets	331,578	70,173
Capitalized interest	(2,345)	(3,122)
Property capital expenditures	(22,034)	(26,081)
Corporate additions and improvements	(3,600)	(1,225)
Investments in unconsolidated entities	(276)	—
Other investments	—	806

Net cash provided by (used in) investing activities	252,264	(109,024)

Cash Flows From Financing Activities
Lines of credit proceeds	90,463	—
Lines of credit repayments	(90,463)	—
Payments on indebtedness	(205,564)	(2,766)
Payments of financing costs and other	(17,322)	(292)
Proceeds from employee stock purchase and stock options plans	3,143	2,615
Acquisition of treasury stock	—	(20,064)
Distributions to noncontrolling interests - real estate entities	(22,338)	(173)
Distributions to noncontrolling interests - common unitholders	(147)	(120)
Dividends paid to preferred shareholders	(2,766)	(2,766)
Dividends paid to common shareholders	(59,195)	(45,282)

Net cash used in financing activities	(304,189)	(68,848)

Net increase (decrease) in cash and cash equivalents	78,410	(60,831)
Cash and cash equivalents, beginning of period	82,110	118,698

Cash and cash equivalents, end of period	$160,520	$57,867

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate assets
Land	$314,683	$327,270
Building and improvements	2,308,487	2,408,906
Furniture, fixtures and equipment	299,287	291,027
Construction in progress	70,878	74,064
Land held for future investment	41,689	61,768

	3,035,024	3,163,035
Less: accumulated depreciation	(916,555)	(913,018)
For-sale condominiums	—	1,122

Total real estate assets	2,118,469	2,251,139
Investments in and advances to unconsolidated real estate entities	4,095	4,056
Cash and cash equivalents	160,520	82,110
Restricted cash	3,558	4,712
Deferred financing costs, net	5,648	8,495
Other assets	31,304	31,165

Total assets	$2,323,594	$2,381,677

Liabilities and equity
Indebtedness	$893,170	$1,098,734
Accounts payable, accrued expenses and other	77,219	73,431
Investments in unconsolidated real estate entities	16,654	16,687
Distributions payable	21,833	17,928
Accrued interest payable	8,060	5,157
Security deposits and prepaid rents	10,024	10,888

Total liabilities	1,026,960	1,222,825

Redeemable common units	6,190	6,121

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	14,085	12,715
Limited partners	1,235,707	1,100,259
Accumulated other comprehensive income (loss)	(2,740)	(3,419)

Total Operating Partnership equity	1,290,444	1,152,947
Noncontrolling interests - consolidated property partnerships	—	(216)

Total equity	1,290,444	1,152,731

Total liabilities and equity	$2,323,594	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Rental	$90,751	$87,895	$268,193	$253,174
Other property revenues	5,476	5,274	16,130	15,190
Other	234	225	676	668

Total revenues	96,461	93,394	284,999	269,032

Expenses
Property operating and maintenance (exclusive of items shown separately below)	41,675	40,266	124,066	115,723
Depreciation	21,018	21,580	63,614	63,694
General and administrative	4,784	4,079	12,878	12,494
Investment and development	555	367	2,160	1,448
Other investment costs	224	418	707	1,239
Severance, impairment and other	344	1,981	1,753	1,981

Total expenses	68,600	68,691	205,178	196,579

Operating income	27,861	24,703	79,821	72,453
Interest income	78	8	94	67
Interest expense	(9,858)	(11,186)	(31,535)	(33,280)
Amortization of deferred financing costs	(588)	(646)	(1,853)	(1,915)
Net gains on condominium sales activities	1,052	5,293	1,862	27,468
Equity in income of unconsolidated real estate entities, net	422	656	1,408	1,611
Other income (expense), net	(195)	(196)	(586)	(644)
Net loss on extinguishment of indebtedness	(14,070)	—	(18,357)	—

Income from continuing operations, before gains on sales of real estate assets	4,702	18,632	30,854	65,760
Gains on sales of real estate assets	151,733	—	187,825	—

Income from continuing operations	156,435	18,632	218,679	65,760

Discontinued operations
Income from discontinued property operations	—	421	—	1,297

Income from discontinued operations	—	421	—	1,297

Net income	156,435	19,053	218,679	67,057
Noncontrolling interests - consolidated real estate entities	(22,416)	(32)	(22,554)	(87)

Net income available to the Operating Partnership	134,019	19,021	196,125	66,970
Distributions to preferred unitholders	(922)	(922)	(2,766)	(2,766)

Net income available to common unitholders	$133,097	$18,099	$193,359	$64,204

Per common unit data - Basic
Income from continuing operations (net of preferred distributions)	$2.44	$0.32	$3.55	$1.15
Income from discontinued operations	—	0.01	—	0.02

Net income available to common unitholders	$2.44	$0.33	$3.55	$1.17

Weighted average common units outstanding - basic	54,431	54,514	54,366	54,567

Per common unit data - Diluted
Income from continuing operations (net of preferred distributions)	$2.44	$0.32	$3.54	$1.15
Income from discontinued operations	—	0.01	—	0.02

Net income available to common unitholders	$2.44	$0.33	$3.54	$1.17

Weighted average common units outstanding - diluted	54,503	54,682	54,469	54,754

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$156,435	$19,053	$218,679	$67,057
Net change in derivative financial instruments	2,167	(1,365)	680	6,735

Total comprehensive income	158,602	17,688	219,359	73,792
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(22,416)	(32)	(22,554)	(87)

Total Operating Partnership comprehensive income	$136,186	$17,656	$196,805	$73,705

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data) (Unaudited)

	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2014		General Partner	Limited Partners
Equity, December 31, 2013	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	2,766	1,934	190,961	679	196,340	22,554	218,894
Contributions from the Company related to employee stock purchase, stock option and other plans	—	38	3,779	—	3,817	—	3,817
Conversion of redeemable common units	—	—	784	—	784	—	784
Adjustment for ownership interest of redeemable common units	—	—	(430)	—	(430)	—	(430)
Equity-based compensation	—	30	2,920	—	2,950	—	2,950
Distributions to preferred unitholders	(2,766)	—	—	—	(2,766)	—	(2,766)
Distributions to common unitholders ($1.16 per unit)	—	(632)	(62,465)	—	(63,097)	—	(63,097)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(22,338)	(22,338)
Adjustment to redemption value of redeemable common units	—	—	(101)	—	(101)	—	(101)

Equity, September 30, 2014	$43,392	$14,085	$1,235,707	$(2,740)	$1,290,444	$—	$1,290,444

2013
Equity, December 31, 2012	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income	2,766	642	63,395	6,717	73,520	87	73,607
Contributions from the Company related to employee stock purchase, stock option and other plans	—	33	3,273	—	3,306	—	3,306
Adjustment for ownership interest of redeemable common units	—	—	42	—	42	—	42
Equity-based compensation	—	27	2,688	—	2,715	—	2,715
Acquisition of common units	—	(201)	(19,863)	—	(20,064)	—	(20,064)
Distributions to preferred unitholders	(2,766)	—	—	—	(2,766)	—	(2,766)
Distributions to common unitholders ($0.91 per unit)	—	(497)	(49,053)	—	(49,550)	—	(49,550)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(173)	(173)
Adjustment to redemption value of redeemable common units	—	—	725	—	725	—	725

Equity, September 30, 2013	$43,392	$12,481	$1,076,731	$(4,962)	$1,127,642	$(180)	$1,127,462

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$218,679	$67,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,614	64,221
Amortization of deferred financing costs	1,853	1,915
Net gains on sales of real estate assets	(189,687)	(27,468)
Other, net	148	930
Impairment charges	—	400
Equity in income of unconsolidated entities, net	(1,408)	(1,611)
Distributions of earnings of unconsolidated entities	1,542	2,064
Equity-based compensation	2,957	2,722
Net loss on extinguishment of indebtedness	18,357	—
Changes in assets, decrease (increase) in:
Other assets	1,325	(612)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	2,903	3,192
Accounts payable and accrued expenses	9,762	3,989
Security deposits and prepaid rents	290	242

Net cash provided by operating activities	130,335	117,041

Cash Flows From Investing Activities
Development and construction of real estate assets	(51,059)	(101,176)
Acquisition of communities	—	(48,399)
Proceeds from sales of real estate assets	331,578	70,173
Capitalized interest	(2,345)	(3,122)
Property capital expenditures	(22,034)	(26,081)
Corporate additions and improvements	(3,600)	(1,225)
Investments in unconsolidated entities	(276)	—
Other investments	—	806

Net cash provided by (used in) investing activities	252,264	(109,024)

Cash Flows From Financing Activities
Lines of credit proceeds	90,463	—
Lines of credit repayments	(90,463)	—
Payments on indebtedness	(205,564)	(2,766)
Payments of financing costs and other	(17,322)	(292)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	3,143	2,615
Redemption of common units	—	(20,064)
Distributions to noncontrolling interests - real estate entities	(22,338)	(173)
Distributions to noncontrolling interests - non-Company common unitholders	(147)	(120)
Distributions to preferred unitholders	(2,766)	(2,766)
Distributions to common unitholders	(59,195)	(45,282)

Net cash used in financing activities	(304,189)	(68,848)

Net increase (decrease) in cash and cash equivalents	78,410	(60,831)
Cash and cash equivalents, beginning of period	82,110	118,698

Cash and cash equivalents, end of period	$160,520	$57,867

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

At September 30, 2014, the Company had interests in 22,650 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,592 apartment units in five communities currently under development or in lease-up. At September 30, 2014, approximately 29.8%, 22.4%, 13.8% and 10.0% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2014, the Company had outstanding 54,461 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 121 at September 30, 2014 and represented a 0.2% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% and 99.7% for the three and nine months ended September 30, 2014 and 2013, respectively.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums were recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” In periods prior to the sale of the Company’s final condominium unit in the first quarter of 2014, the Company recognized condominium sales under the deposit method based on an evaluation of the factors specified in ASC Topic 360-20. The Company has no remaining investments in condominium communities. Under ASC Topic 360-20, the Company used the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs were used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits were adjusted to reflect changes in the actual and estimated costs and revenues of each project.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.6% for the nine months ended September 30, 2014 and 2013. Aggregate interest costs capitalized to projects under development or construction were $745 and $1,026 for the three months and $2,345 and $3,122 for the nine months ended September 30, 2014 and 2013, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $784 and $737 for the three months and $1,785 and $2,163 for the nine months ended September 30, 2014 and 2013, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. As of September 30, 2014, the Company had no apartment communities classified as held for sale on the consolidated balance sheet.

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

In April 2014, Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity” was issued. This guidance amends ASC Topics 360 and 205 and changes the requirements for reporting discontinued operations. Under the new guidance, a disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The new guidance also modifies the disclosure requirements for disposals reported as discontinued operations and for other significant disposals not reported as discontinued operations. Generally, the new guidance will result in fewer asset disposals being reported as discontinued operations in the Company’s financial statements. ASU 2014-08 is to be

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

applied prospectively for periods on or after December 31, 2014 with early adoption permitted, but only for assets held for sale or sold that have not been reported in previously issued financial statements. The Company early adopted ASU 2014-08, effective as of January 1, 2014 (see note 2).

Supplemental cash flow information

Supplemental cash flow information for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,
	2014	2013
Interest paid, including interest capitalized	$30,977	$33,476
Income tax payments, net	1,039	1,082
Non-cash investing and financing activities:
Dividends and distributions payable	21,833	17,932
Conversions of redeemable common units	784	—
Common stock 401k matching contribution	658	670
Construction and property capital expenditure cost accruals, increase (decrease)	(3,421)	(3,754)
Adjustments to equity related to redeemable common units, net increase (decrease)	(531)	767

2.	REAL ESTATE ACTIVITY

Dispositions

Assets held for sale/sold subsequent to January 1, 2014

In the first quarter of 2014, the Company classified three apartment communities, containing 645 units, as held for sale. In May 2014, one of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of approximately $71,750. The Company recognized a gain of $36,092 on the sale of this community. In September 2014, two additional communities, located in New York, New York, containing 337 units, were sold for gross proceeds of approximately $270,000. One of these communities was held in a consolidated entity, 68% owned by the Company. The Company recognized gains of $151,733 ($127,659 net of noncontrolling interests) on the sale of these communities. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities.

Under ASU 2014-08 (see note 1), the Company determined that the three apartment communities discussed above did not meet the criteria requiring separate reporting as discontinued operations. As a result, the operations of these communities and the resulting gains on sales of the communities are reported in continuing operations for all periods presented. Total revenues and property net operating income of these assets is included in the segment information (see note 9) under the segment caption titled, “Held for sale and sold communities.” The net income and net income attributable to the Company, including gains on sales of real estate assets and debt extinguishment losses related to these communities, for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$138,365	$577	$176,041	$2,131

Net income, net of noncontrolling interest	$115,918	$545	$153,456	$2,044

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three and nine months ended September 30, 2013, income from discontinued operations included the results of operations of one apartment community, containing 342 units (this community was subsequently sold in October 2013) as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues
Rental	$1,113	$3,272
Other property revenues	111	327

Total revenues	1,224	3,599

Expenses
Property operating and maintenance	540	1,509
Depreciation	175	527
Interest	88	266

Total expenses	803	2,302

Income from discontinued property operations	$421	$1,297

Condominium activities

In 2013 and through the first quarter of 2014, the Company sold condominium homes at two wholly owned condominium communities, one in Atlanta, Georgia (the “Atlanta Condominium Project”) and one in Austin, Texas (the “Austin Condominium Project”). The Austin Condominium Project completed its sell-out in the second quarter of 2013, and the Atlanta Condominium Project completed the sale of its final unit in March 2014. The revenues, costs and expenses associated with consolidated condominium activities for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Condominium revenues	$—	$12,550	$2,442	$68,148
Condominium costs and expenses	771	(7,257)	(861)	(40,680)

Net gains on sales of residential condominiums	771	5,293	1,581	27,468
Net gain on sale of retail condominium	281	—	281	—

Net gains on sales of condominiums	$1,052	$5,293	$1,862	$27,468

For the nine months ended September 30, 2014 and 2013, the Company closed one and 62 condominium homes, respectively, at these condominium communities. For the three months ended September 30, 2014, the Company recognized a reduction to condominium warranty and related obligations of $771 associated with the favorable settlement of certain contingencies during the period. Additionally, for the three months ended September 30, 2014, the Company sold a retail condominium representing a portion of the available retail space at a condominium community in Austin, Texas and recognized a net gain of $281.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2014, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At September 30, 2014 and December 31, 2013, the Company’s investment in the 35% owned Apartment LLC totaled $4,095 and $4,056, respectively, excluding the credit investments discussed below. The Company’s investment in the 25% owned Apartment LLC at September 30, 2014 and December 31, 2013 reflects a credit investment of $16,654 and $16,687, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	September 30, 2014	December 31, 2013
Real estate assets, net of accumulated depreciation of $47,748 and $43,649 at September 30, 2014 and December 31, 2013, respectively	$208,009	$209,132
Cash and other	6,296	4,978

Total assets	$214,305	$214,110

Mortgage notes payable	$177,723	$177,723
Other liabilities	3,483	2,673

Total liabilities	181,206	180,396
Members’ equity	33,099	33,714

Total liabilities and members’ equity	$214,305	$214,110

Company’s equity investment in Apartment LLCs (1)	$(12,559)	$(12,631)

(1)	At September 30, 2014 and December 31, 2013, the Company’s equity investment includes its credit investments of $16,654 and $16,687, respectively, discussed above.

	Three months ended September 30,		Nine months ended September 30,
Apartment LLCs - Income Statement Data	2014	2013	2014	2013
Revenues
Rental	$6,701	$6,505	$19,821	$19,141
Other property revenues	481	475	1,410	1,435

Total revenues	7,182	6,980	21,231	20,576

Expenses
Property operating and maintenance	3,167	2,550	8,749	7,939
Depreciation and amortization	1,412	1,362	4,175	4,052
Interest	2,278	2,278	6,774	6,774

Total expenses	6,857	6,190	19,698	18,765

Net income	$325	$790	$1,533	$1,811

Company’s share of net income in Apartment LLCs	$422	$656	$1,408	$1,611

At September 30, 2014, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.	INDEBTEDNESS

At September 30, 2014 and December 31, 2013, the Company’s indebtedness consists of the following:

Description	Payment Terms	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70%(2)	2018	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99%	2019(3)	193,170	398,734

Total				$893,170	$1,098,734

(1)	There are no maturities of senior unsecured notes in 2014. The remaining unsecured notes mature between 2017 and 2022.
(2)	Represents stated rate at September 30, 2014. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At September 30, 2014, the effective blended interest rate under the Term Loan was 3.24%.
(3)	There are no maturities of secured notes in 2014. These notes mature in 2019.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2014	$711
2015	2,922
2016	3,071
2017	153,296
2018	303,502
Thereafter	429,668

$893,170

Debt issuances and retirements

In September 2014, the Company prepaid $82,627 of secured mortgage indebtedness using the net proceeds from the sale of two apartment communities (see note 2). The prepaid mortgage indebtedness consisted of two mortgages, each encumbering the apartment communities sold. The indebtedness was scheduled to initially mature in 2018 and 2019 and the stated rates on the indebtedness were 5.84% and 5.61%, respectively. In conjunction with these prepayments, the Company recognized extinguishment losses of $14,070 ($12,333, net of noncontrolling interest) for the three months ended September 30, 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of an apartment community sale (see note 2). The indebtedness was scheduled to initially mature in February 2015, and the stated rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 for the nine months ended September 30, 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Unsecured lines of credit

At September 30, 2014, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). At September 30, 2014, the Syndicated Line had a stated interest rate of LIBOR plus 1.225%, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. The Syndicated Line matures in January 2016 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 1.00% to 1.80% and from 0.15% to 0.40%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. The Syndicated Line prohibits the Company from investing further capital in condominium assets and certain mixed-use projects, as defined. At September 30, 2014, letters of credit to third parties totaling $122 had been issued for the account of the Company under this facility.

Additionally, at September 30, 2014, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2016, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line.

Unsecured term loan

At September 30, 2014, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). As of September 30, 2014, the Term Loan carried a stated interest rate of LIBOR plus 1.70%. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 1.50% to 2.30%. The Term Loan matures in January 2018, includes two six-month extension options, and carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of September 30, 2014 (subject to any adjustment based on subsequent changes in the Company’s credit ratings).

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at September 30, 2014.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In May 2012, the Company adopted an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At September 30, 2014, the Company had not used this program and had 4,000 shares remaining for issuance. There were no sales of common stock for the three or nine months ended September 30, 2014 or 2013 under this program. In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2014. There were no shares of common stock or unsecured notes repurchased for the three or nine months ended September 30, 2014 under this repurchase program. For the year ended December 31, 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At September 30, 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,190 was in excess of its net book value of $2,760. At December 31, 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership of $6,121 was in excess of its net book value of $2,792. The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s Redeemable Common Units for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine months ended September 30,
	2014	2013
Redeemable common units, beginning of period	$6,121	$7,159
Comprehensive income	465	185
Conversion of redeemable common units for shares	(784)	—
Adjustment for ownership interest of redeemable common units	430	(42)
Stock-based compensation	7	7
Distributions to common unitholders	(150)	(131)
Adjustment to redemption value of redeemable common units	101	(725)

Redeemable common units, end of period	$6,190	$6,453

6.	COMPANY EARNINGS PER SHARE

For the three and nine months ended September 30, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$156,435	$18,632	$218,679	$65,760
Noncontrolling interests - consolidated real estate entities	(22,416)	(32)	(22,554)	(87)
Noncontrolling interests - Operating Partnership	(313)	(47)	(464)	(164)
Preferred stock dividends	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(314)	(39)	(435)	(136)

Income from continuing operations available to common shareholders	$132,470	$17,592	$192,460	$62,607

Common shares (denominator):
Weighted average shares outstanding - basic	54,301	54,371	54,233	54,424
Dilutive shares from stock options	72	168	103	187

Weighted average shares outstanding - diluted	54,373	54,539	54,336	54,611

Per-share amount:
Basic	$2.44	$0.32	$3.55	$1.15

Diluted	$2.44	$0.32	$3.54	$1.15

Stock options to purchase 55 and 186 shares of common stock for the three months and 62 and 57 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and nine months ended September 30, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per unit was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$156,435	$18,632	$218,679	$65,760
Noncontrolling interests - consolidated real estate entities	(22,416)	(32)	(22,554)	(87)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(314)	(39)	(435)	(136)

Income from continuing operations available to common unitholders	$132,783	$17,639	$192,924	$62,771

Common units (denominator):
Weighted average units outstanding - basic	54,431	54,514	54,366	54,567
Dilutive units from stock options	72	168	103	187

Weighted average units outstanding - diluted	54,503	54,682	54,469	54,754

Per-unit amount:
Basic	$2.44	$0.32	$3.55	$1.15

Diluted	$2.44	$0.32	$3.54	$1.15

Stock options to purchase 55 and 186 shares of common stock for the three months ended and 62 and 57 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2014. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three and nine months ended September 30, 2014, the Company did not recognize any impairment charges related to its real estate assets. For the three and nine months ended September 30, 2013, the Company recognized impairment charges of $400 to write-down a parcel of land held for future investment to its estimate fair value. The estimated fair value of the land was determined using Level 3 inputs, consisting primarily of comparable sales and market data.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At September 30, 2014, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at September 30, 2014 (subject to an adjustment based on subsequent changes in the Company’s credit ratings). The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at September 30, 2014 and December 31, 2013 were valued as net liabilities of $2,748 and $3,428, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2014	2013	2013	2012
Gain (loss) recognized in other comprehensive income	$1,109	$(2,398)	$(2,454)	$3,691

Loss reclassified from accumulated other comprehensive income into interest expense	$(1,058)	$(1,033)	$(3,134)	$(3,044)

The amounts reported in accumulated other comprehensive income as of September 30, 2014 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,887 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of September 30, 2014, the termination payment by the Company would have been approximately $2,742.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At September 30, 2014, the fair value of fixed rate debt was approximately $619,362 (carrying value of $593,170) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,379 (carrying value of $300,000). At December 31, 2013, the fair value of fixed rate debt was approximately $816,582 (carrying value of $798,734) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,653 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2013. The segment information for the three and nine months ended September 30, 2014 and 2013 has been adjusted to reflect the impact of reclassifying, from the fully stabilized community segment to the held for sale and sold community segment, the operating results of three apartment communities designated as held for sale or sold in 2014 as described below.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2014 and 2013. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Fully stabilized communities	$77,713	$75,816	$229,532	$223,665
Newly stabilized communities	4,386	4,198	13,024	9,829
Lease-up communities	3,844	898	8,355	1,166
Acquired communities	1,272	1,169	3,715	1,552
Held for sale or sold communities	3,478	5,786	14,168	17,123
Other property segments	5,534	5,302	15,529	15,029
Other	234	225	676	668

Consolidated revenues	$96,461	$93,394	$284,999	$269,032

Contribution to Property Net Operating Income
Fully stabilized communities	$47,472	$46,602	$139,876	$138,126
Newly stabilized communities	2,651	2,613	8,017	5,199
Lease-up communities	1,979	149	3,698	(132)
Acquired communities	790	695	2,313	970
Held for sale or sold communities	1,811	3,086	7,157	9,628
Other property segments, including corporate management expenses	(151)	(242)	(804)	(1,150)

Consolidated property net operating income	54,552	52,903	160,257	152,641

Interest income	78	8	94	67
Other revenues	234	225	676	668
Depreciation	(21,018)	(21,580)	(63,614)	(63,694)
Interest expense	(9,858)	(11,186)	(31,535)	(33,280)
Amortization of deferred financing costs	(588)	(646)	(1,853)	(1,915)
General and administrative	(4,784)	(4,079)	(12,878)	(12,494)
Investment and development	(555)	(367)	(2,160)	(1,448)
Other investment costs	(224)	(418)	(707)	(1,239)
Severance, impairment and other	(344)	(1,981)	(1,753)	(1,981)
Gains on condominium sales activities, net	1,052	5,293	1,862	27,468
Equity in income of unconsolidated real estate entities, net	422	656	1,408	1,611
Other income (expense), net	(195)	(196)	(586)	(644)
Net loss on extinguishment of indebtedness	(14,070)	—	(18,357)	—

Income from continuing operations, before gains on sales of real estate assets	4,702	18,632	30,854	65,760
Gains on sales of real estate assets	151,733	—	187,825	—
Income from discontinued operations	—	421	—	1,297

Net income	$156,435	$19,053	$218,679	$67,057

10.	STOCK-BASED COMPENSATION PLANS

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $782 and $811 for the three months and $2,370 and $2,244 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was $3,337 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 1.8 years.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,
	2014		2013
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	75	$48	65	$42
Granted (1)	55	47	65	50
Vested	(1)	12	(10)	42

Unvested shares, end of period	129	48	120	46

(1)	The total value of the restricted share grants for the nine months ended September 30, 2014 and 2013 was $2,566 and $3,271, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $133 and $143 for the three months and $406 and $364 for the nine months ended September 30, 2014 and 2013, respectively, recognized under the fair value method. At September 30, 2014, there was $565 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2014 and 2013, is presented below:

	Nine months ended September 30,
	2014		2013
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	539	$36	685	$34
Granted	35	47	29	50
Exercised	(296)	32	(75)	28

Options outstanding, end of period (1)	278	42	639	35

Options exercisable, end of period (1)	216	41	587	34

Options vested and expected to vest, end of period (1)	275	42	637	35

Weighted average fair value of options granted during the period	$15.21		$17.26

(1)	At September 30, 2014, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $2,569, $2,329 and $2,558, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 4.4 years, 3.2 years and 4.4 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the nine months ended September 30, 2014 and 2013 was $5,899 and $1,454, respectively.

At September 30, 2014, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$12.22 - $45.70	128	$35	3.6	119	$34
$46.93 - $50.30	150	48	5.0	97	48

Total	278	42	4.4	216	41

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $103 and $40 for the three months and $181 and $114 for the nine months ended September 30, 2014 and 2013, respectively.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and their taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company, the Operating Partnership and their subsidiaries’ (including the taxable REIT subsidiaries (“TRSs”)) income tax returns are subject to examination by federal and state tax jurisdictions for years 2011 through 2013. Net income tax loss carryforwards and other tax attributes generated in years prior to 2011 are also subject to challenge in any examination of the 2011 to 2013 tax years.

As of September 30, 2014 and December 31, 2013, the Company’s TRSs had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The uncertainty surrounding this unrecognized tax benefit will generally be clarified in future periods as income tax loss carryforwards are utilized. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2014 and 2013 were not material to the Company’s results of operations, cash flows or financial position.

The TRSs are utilized principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) sales and other services. These TRSs are subject to federal and state income taxes. The TRSs recorded no net income tax expense (benefit) for federal income taxes for the three or nine months ended September 30, 2014 and 2013, as a result of the ability to offset book and taxable income (loss), if any, through the use of offsetting valuation allowances resulting from the inability to recognize net deferred tax assets in the current or prior year as discussed below.

The Company’s net deferred tax assets primarily reflect real estate asset basis differences between carrying amounts for financial and income tax reporting purposes, income tax loss carryforwards and the timing of income and expense recognition for certain accrued liabilities and transactions. At December 31, 2013, net deferred tax assets approximately totaled $25,166. At December 31, 2013, management had established valuation allowances to offset such net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income (loss) of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the TRSs generate sufficient taxable income to utilize such amounts or if the TRSs determine that it is more likely than not that the related deferred tax assets are realizable. For the three and nine months ended September 30, 2014, changes to the components of net deferred tax assets were offset by changes to deferred tax asset valuation allowances.

12.	SEVERANCE, IMPAIRMENT AND OTHER

Severance, impairment and other included other expenses of approximately $344 and $281 for the three months and $1,003 and $281 for the nine months ended September 30, 2014 and 2013, respectively, related to a strategic initiative to upgrade the Company’s operating and financial software systems. For the nine months ended September 30, 2014, severance, impairment and other also included casualty losses of $750 primarily related to extreme winter weather conditions in many of the Company’s markets as well as fire damage at one of the Company’s Atlanta, Georgia communities. For the three and nine months ended September 30, 2013, severance, impairment and other included severance charges of $989 related to the departure of an executive officer, a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8) and casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities.

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

At September 30, 2014, the Company had interests in 22,650 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,592 apartment units in five communities currently under development or in lease-up. At September 30, 2014, approximately 29.8%, 22.4%, 13.8% and 10.0% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2014, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

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

Property Operations

Year-over-year same store revenues and net operating income (“NOI”) increased by 2.6% and 1.3%, respectively, in the first nine months of 2014, as compared to the first nine months of 2013. The Company’s operating results for the first nine months of 2014 and its outlook for the remainder of 2014 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent quarters and this trend is expected to continue for the remainder of 2014.

Disposition Activity

In 2014, the Company completed the sale of three apartment communities and associated retail space. Two of the communities, containing 337 units, were located in New York, New York and represented the Company’s only communities in that market. The sale of the New York communities closed in September 2014 for gross proceeds of $270,000. One of the New York communities was held in a consolidated joint venture in which the Company held a 68% interest. The sale of the third community, containing 308 units, located in Houston, Texas, closed in May 2014 for gross proceeds of $71,750.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The sale of the two New York, New York communities in September 2014 resulted in the recognition of a gain of $151,733, or $127,659 net of noncontrolling interests, in the third quarter. A portion of the net proceeds from these transactions were used to prepay the secured mortgage indebtedness encumbering those communities of $82,627 in September 2014. The indebtedness was scheduled to initially mature in May 2018 and April 2019, and the stated rates on the indebtedness were 5.84% and 5.61%. In conjunction with these prepayments, the Company recognized an extinguishment loss of $14,070, or $12,333 net of noncontrolling interests, related to prepayment premiums and the write-off of unamortized deferred loan costs.

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

As of September 30, 2014, the Company did not have any communities held for sale.

Development Activity

In the third quarter of 2014, the Company initiated construction of Post Parkside™ at Wade, Phase II in Raleigh, North Carolina, consisting of 391 apartment units. In the second quarter of 2014, the Company initiated construction of Post Galleria™ in Houston, Texas, consisting of 388 apartment units. In late 2013 and in the first nine months of 2014, the Company substantially completed construction of Post Parkside™ at Wade, Phase I, in Raleigh, North Carolina, consisting of 397 apartment units and approximately 14,908 square feet of retail space, Post Lake® at Baldwin Park, Phase III, consisting of 410 apartment units and Post 510™ in Houston, Texas, consisting of 242 apartment units. These communities were 96.0%, 98.3% and 75.2% leased at October 27, 2014, respectively. The Company also began the initial lease-up of Post Soho Square™ in Tampa, Florida, consisting of 231 apartment units and approximately 10,556 square feet of retail space, in the second quarter of 2014. This community was 83.1% leased at October 27, 2014. The Company has four apartment communities undergoing construction (Post Soho Square™, Post Alexander™, Phase II, Post Galleria™ and Post Parkside™ at Wade, Phase II) which are more fully discussed in “Liquidity and Capital Resources” section below under the sub-caption “Current Communities Under Development.”

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales and net proceeds from its at-the-market common equity sales program to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at September 30, 2014, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

In the first quarter of 2014, the Company completed the sale of its final available unit at the Ritz-Carlton Residences, Atlanta Buckhead, originally consisting of 126 units. At September 30, 2014, the Company had no further investment in condominium assets. In the third quarter of 2014, the Company recognized a reduction to condominium warranty and related obligations of $771 associated with the favorable settlement of certain contingencies during the period.

Other Expenses

Other expenses for the three and nine months ended September 30, 2014 included expenses of approximately $344 and $1,003, respectively, related to the strategic initiative to upgrade the Company’s operating and financial software systems. For the nine months ended September 30, 2014, other expenses also included casualty losses of $750 related to extreme weather conditions in many of the Company’s markets as well as fire damage at one of the Company’s Atlanta, Georgia communities.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2014, expectations regarding future impairment charges, expectations regarding engagement in the for-sale condominium business, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the prepayment of indebtedness, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2014 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2014 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions, the Company’s expectations regarding apartment community sales (including gross sales proceeds and timing) and the use of proceeds there of (including the possible repurchase of shares and any special dividends to shareholders that may be considered advisable to distribute taxable income), the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 30 and 31 of the Company’s Form 10-K. Other than the change related to the reporting of discontinued operations, as discussed below, there were no significant changes to the Company’s critical accounting policies and estimates for the three and nine months ended September 30, 2014. The discussion below details the Company’s critical accounting policies related to asset impairments and revenue and profit recognition of for-sale condominium activities as well as the impact of new accounting pronouncements relating to discontinued operations and revenue recognition.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At September 30, 2014, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

For the three and nine months ended September 30, 2014, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 48 communities that were completed and stabilized for all of the current and prior year, (2) one community and portions of two communities which reached stabilized occupancy in 2013, (3) one community acquired in 2013, (4) three communities and a portion of one community in lease-up in 2014, and (5) three communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three months ended September 30, 2014 and 2013 were $369 and $380, respectively, and $1,318 and $1,634 for the nine months ended September 30, 2014, respectively. The Company expects to incur lease-up deficits during the remainder of 2014 at lease-up communities, as the Company continues to deliver completed apartment units.

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

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Rental and other property revenues
Fully stabilized communities (1)	$77,713	$75,816	2.5%	$229,532	$223,665	2.6%
Newly stabilized communities (2)	4,386	4,198	4.5%	13,024	9,829	32.5%
Lease-up communities (3)	3,844	898	328.1%	8,355	1,166	616.6%
Acquired communities (4)	1,272	1,169	8.8%	3,715	1,552	139.4%
Held for sale or sold communities (5)	3,478	5,786	(39.9)%	14,168	17,123	(17.3)%
Other property segments (6)	5,534	5,302	4.4%	15,529	15,029	3.3%

	96,227	93,169	3.3%	284,323	268,364	5.9%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	30,241	29,214	3.5%	89,656	85,539	4.8%
Newly stabilized communities (2)	1,735	1,585	9.5%	5,007	4,630	8.1%
Lease-up communities (3)	1,865	749	149.0%	4,657	1,298	258.8%
Acquired communities (4)	482	474	1.7%	1,402	582	140.9%
Held for sale or sold communities (5)	1,667	2,700	(38.3)%	7,011	7,495	(6.5)%
Other property segments, including corporate management expenses (7)	5,685	5,544	2.5%	16,333	16,179	1.0%

	41,675	40,266	3.5%	124,066	115,723	7.2%

Property net operating income (8)	$54,552	$52,903	3.1%	$160,257	$152,641	5.0%

Capital expenditures (9)(10)
Annually recurring	$3,911	$4,097	(4.5)%	$10,126	$11,364	(10.9)%

Periodically recurring	$1,443	$2,877	(49.8)%	$6,052	$11,170	(45.8)%

Average apartment units in service	20,135	19,785	1.8%	20,173	19,392	4.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(1)	Communities which reached stabilization prior to January 1, 2013.
(2)	Communities which reached stabilized occupancy in 2013.
(3)	Communities in lease-up but were not stabilized by the beginning of 2014, including communities stabilized in 2014.
(4)	Communities acquired subsequent to January 1, 2013.
(5)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
(6)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $234 and $225 for the three months and $676 and $668 for the nine months ended September 30, 2014 and 2013, respectively.
(7)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $2,994 and $2,854 for the three months and $8,819 and $8,603 for the nine months ended September 30, 2014 and 2013, respectively. Amounts for the three and nine months ended September 30, 2013 have been adjusted to conform to the 2014 segment presentation.
(8)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fully stabilized community NOI	$47,472	$46,602	$139,876	$138,126
Property NOI from other operating segments	7,080	6,301	20,381	14,515

Consolidated property NOI	54,552	52,903	160,257	152,641

Add (subtract):
Interest income	78	8	94	67
Other revenues	234	225	676	668
Depreciation	(21,018)	(21,580)	(63,614)	(63,694)
Interest expense	(9,858)	(11,186)	(31,535)	(33,280)
Amortization of deferred financing costs	(588)	(646)	(1,853)	(1,915)
General and administrative	(4,784)	(4,079)	(12,878)	(12,494)
Investment and development	(555)	(367)	(2,160)	(1,448)
Other investment costs	(224)	(418)	(707)	(1,239)
Severance, impairment and other	(344)	(1,981)	(1,753)	(1,981)
Gains on condominium sales activities, net	1,052	5,293	1,862	27,468
Equity in income of unconsolidated real estate entities, net	422	656	1,408	1,611
Other income (expense), net	(195)	(196)	(586)	(644)
Net loss on extinguishment of indebtedness	(14,070)	—	(18,357)	—

Income from continuing operations, before gains on sales of real estate assets	4,702	18,632	30,854	65,760
Gains on sales of real estate assets	151,733	—	187,825	—
Income from discontinued operations	—	421	—	1,297

Net income	$156,435	$19,053	$218,679	$67,057

(9)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(10)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Annually recurring capital expenditures
Continuing operations	$3,911	$4,097	$10,126	$11,364
Discontinued operations	—	31	—	129

Total annually recurring capital expenditures	$3,911	$4,128	$10,126	$11,493

Periodically recurring capital expenditures
Continuing operations	$1,443	$2,877	$6,052	$11,170
Discontinued operations	—	13	—	47

Total periodically recurring capital expenditures	$1,443	$2,890	$6,052	$11,217

Total revenue generating capital expenditures	$2,223	$1,800	$5,561	$4,213

Decrease (increase) in capital expenditure accruals	$185	$273	$295	$(842)

Total property capital expenditures per statements of cash flows	$7,762	$9,091	$22,034	$26,081

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

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Rental and other revenues	$77,713	$75,816	2.5%	$229,532	$223,665	2.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	30,241	29,214	3.5%	89,656	85,539	4.8%

Same store net operating income (1)	$47,472	$46,602	1.9%	$139,876	$138,126	1.3%

Capital expenditures (2)
Annually recurring	$3,595	$3,519	2.2%	$9,420	$10,254	(8.1)%
Periodically recurring	830	2,092	(60.3)%	3,120	7,596	(58.9)%

Total capital expenditures (A)	$4,425	$5,611	(21.1)%	$12,540	$17,850	(29.7)%

Total capital expenditures per unit
(A ÷ 17,714 units)	$250	$317	(21.1)%	$708	$1,008	(29.8)%

Average monthly rental rate per unit (3)	$1,407	$1,375	2.3%	$1,393	$1,362	2.3%

Average economic occupancy (4)	96.6%	96.4%	0.2%	96.1%	95.8%	0.3%

Physical occupancy, end of period (4)	95.6%	96.0%	(0.4)%	95.6%	96.0%	(0.4)%

Gross turnover (5)	62.9%	69.3%	(6.4)%	58.7%	62.9%	(4.2)%

Percentage rent increase - new leases (6)	3.4%	3.5%	(0.1)%	3.2%	3.1%	0.1%

Percentage rent increase - renewed leases (6)	4.8%	4.7%	0.1%	4.8%	5.1%	(0.3)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 34 for a reconciliation of net operating income for stabilized communities to GAAP net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,595	$3,519	$9,420	$10,254
Newly stabilized communities	34	14	70	31
Lease-up communities	40	6	53	14
Acquired communities	47	54	65	55
Held for sale and sold communities	134	294	275	642
Commercial and other segments	61	241	243	497

Total annually recurring capital expenditures	$3,911	$4,128	$10,126	$11,493

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$830	$2,092	$3,120	$7,596
Newly stabilized communities	14	5	20	11
Lease-up communities	—	5	10	9
Acquired communities	22	3	36	4
Held for sale and sold communities	175	201	614	2,345
Commercial and other segments	402	584	2,252	1,252

Total periodically recurring capital expenditures	$1,443	$2,890	$6,052	$11,217

Total revenue generating capital expenditures	$2,223	$1,800	$5,561	$4,213

Decrease (increase) in capital expenditure accruals	$185	$273	$295	$(842)

Total property capital expenditures per statements of cash flows	$7,762	$9,091	$22,034	$26,081

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

(3)	Average monthly rental rate is defined as the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units, divided by total units.
(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 96.2% and 95.9% for the three months and 95.6% and 95.2% for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, net concessions were $196 and $221, respectively, and employee discounts were $156 and $145, respectively. For the nine months ended September 30, 2014 and 2013, net concessions were $604 and $738, respectively, and employee discounts were $463 and $446, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
(5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
(6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013

The Operating Partnership reported net income available to common unitholders of $133,097 for the three months ended September 30, 2014, compared to $18,099 for the three months ended September 30, 2013. The Company reported net income available to common shareholders of $132,784 for the three months ended September 30, 2014, compared to $18,051 for the three months ended September 30, 2013. As discussed below, the increase in income between periods primarily reflects the gain on sale of two apartment communities in 2014, net of debt extinguishment losses incurred, and the improved operating performance of the Company’s operating communities, partially offset by gains on condominium sales in 2013.

Rental and other revenues from property operations increased $3,058 or 3.3% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities of $1,897 or 2.5%, increased revenues of $188 from newly stabilized communities and increased revenues of $2,946 from lease-up communities, partially offset by decreased revenues of $2,308 from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of four communities as apartment units were completed in 2013 and into 2014. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014 and the sale of two communities in late September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,409 or 3.5% from 2013 to 2014 primarily due to increases from fully stabilized communities of $1,027 or 3.5%, increases of $150 from newly stabilized communities and increases of $1,116 from lease-up communities, partially offset by decreased expenses of $1,033 from held for sale and sold communities. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of four development communities that began delivering apartment units in 2013 and into 2014. The expense decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014 and the sale of two communities in late September 2014.

In September 2014, the Company closed the sale of two apartment communities. One of the communities sold was held in a consolidated joint venture in which the Company held a 68% interest. The Company recognized a gain in continuing operations of $151,733 from these sales. A share of the gain totaling $24,074 attributable to noncontrolling interests in one of the communities sold is included as a reduction to net income in determining income available to the Company in the line titled, “Noncontrolling interests – consolidated real estate entities,” in the statement of operations. For the three months ended September 30, 2013, there were no sales of apartment communities. As of September 30, 2014, the Company did not have any apartment communities held for sale. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended September 30, 2014, gains on condominium sales activities were $1,052 compared to $5,293 for the three months ended September 30, 2013. In 2014, condominium profits reflect a reduction to condominium warranty and related obligations of $771 associated with the favorable settlement of certain contingencies during the period. Additionally, for the three months ended September 30, 2014, the Company sold a retail condominium representing a portion of the available retail space, at a condominium community in Austin, Texas, and recognized a net gain of $281. In 2013, condominium profits reflect the sale of 30 condominium units during the period.

Depreciation expense decreased $562 or 2.6% from 2013 to 2014, primarily due to decreased depreciation of $1,218 related to the cessation of depreciation on three communities classified as held for sale in the first quarter of 2014 (subsequently sold) and decreased depreciation of $389 from fully stabilized communities primarily due to the cessation of depreciation on certain fully depreciated short-lived assets at communities developed and acquired in recent years, somewhat offset by increased depreciation of $1,015 related to the completion of apartment units at four lease-up communities beginning in mid-2013 and into 2014.

General and administrative expenses increased $705 or 17.3%, from 2013 to 2014 primarily due to higher legal expenses associated with the timing of on-going legal matters between years, somewhat higher income tax consulting fees related to tax planning strategies associated with 2014 asset sale activities and somewhat higher software use fees related to the implementation of new financial systems in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Investment and development expenses increased $188 or 51.2%, from 2013 to 2014 primarily due to increased development personnel and other costs of $235 between years. The increased development costs were partially offset by increased capitalized development personnel and associated costs of $47 between years. This increase was due to the timing of development starts in late 2013 and in 2014, offset by the impact of development completions in 2013 and 2014. The Company expects to continue to complete portions of its existing development pipeline in 2014 and may commence additional developments in 2014. For the full year 2014, the Company expects that the capitalization of development costs and expenses will be somewhat lower than 2013, which will result in increased net investment and development expenses in 2014.

Other investment costs decreased $194 or 46.4% from 2013 to 2014. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects acquisition expenses of $145 in 2013 associated with the acquisition of an apartment community as well as reduced land carry expenses related to land placed under development in 2013 and 2014.

Interest expense decreased $1,328 or 11.9% from 2013 to 2014 primarily due to decreased interest costs of $1,521 resulting from the prepayment of $120,000 of mortgage indebtedness in May 2014 and the prepayment of $82,627 of mortgage indebtedness in September 2014, using available cash and net proceeds from apartment community sales, offset somewhat by increased net interest costs due to decreased interest capitalization in 2014 as well as increased interest costs due to amounts allocated to discontinued operations of $88 in 2013. Decreased interest capitalization on the Company’s development projects of $281 primarily related to the substantial completion of three apartment communities in late 2013 and in 2014, partially offset by increased interest capitalization on three communities under construction in 2013 and into 2014. The Company expects interest expense for the full year of 2014 to be lower than in 2013 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, somewhat offset by increased net interest costs due to reduced interest capitalization as development projects are completed in 2014.

Severance, impairment and other expenses of $344 in 2014 related to consulting expenses associated with a strategic initiative to upgrade the Company’s operating and financial software systems. Severance, impairment and other of $1,981 in 2013 included severance charges of $989 related to the departure of an executive officer and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8 to the consolidated financial statements). In 2013, the Company also recognized expenses of $281 related to the strategic initiative to upgrade the Company’s operating and financial software systems and casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities.

Annually recurring and periodically recurring capital expenditures decreased $1,620 or 23.2% from 2013 to 2014. The decrease in periodically recurring capital expenditures of $1,434 primarily reflects reduced water intrusion remediation expenditures at one community and fire sprinkler system replacement work at another community in 2013. For the full year 2014, the Company expects periodically recurring capital expenditures to be lower than 2013 primarily due to reduced exterior remediation and structural improvement projects in 2014. The decrease in annually recurring capital expenditures of $186 primarily reflects reduced expenditures at sold communities included in continuing operations and the general timing of expenditures between periods. For the full year 2014, the Company expects annually recurring capital expenditures to be consistent with to modestly higher than 2013 primarily due to the timing of normalized capital expenditures between years.

Fully stabilized communities

Rental and other revenues increased $1,897 or 2.5% from 2013 to 2014. This increase primarily resulted from a 2.3% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $1,684 between periods. Average economic occupancy increased from 96.4% in 2013 to 96.6% in 2014. The change in occupancy rates between periods resulted in lower vacancy losses of $237 in 2014. The remaining decrease in rental and other property revenues of $24 was primarily due to somewhat lower leasing fees. Average rental rate increases and higher occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,027 or 3.5% from 2013 to 2014. This increase was primarily due to increased property tax expenses of $966 or 8.7% and increased personnel expenses of $415 or 7.0%, partially offset by decreased repair and maintenance expenses of $521 or 11.5%. The increase in property tax expenses primarily reflects increased expense accruals in 2014 due to higher real estate valuations by tax authorities in most of the Company’s markets. The increase in personal expenses primarily reflects modest salary increases, somewhat higher incentive bonuses and increased employee benefit costs between years. Repair and maintenance expenses decreased primarily due to reduced turnover expenses due to higher average occupancies and somewhat lower resident turnover and lower exterior paint expenses due to the timing of expenses between years. See the “Outlook” section below for a discussion of expense trends for 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013

The Operating Partnership reported net income available to common unitholders of $193,359 for the nine months ended September 30, 2014, compared to $64,204 for the nine months ended September 30, 2013. The Company reported net income available to common shareholders of $192,895 for the nine months ended September 30, 2014, compared to $64,037 for the nine months ended September 30, 2013. As discussed below, the additional income between periods primarily reflects gains on the sales of three apartment communities in 2014, net of debt extinguishment losses incurred, increased net operating income from fully stabilized communities and increased income from lease-up and acquisition communities, partially offset by gains on condominium sales in 2013.

Rental and other revenues from property operations increased $15,959 or 5.9% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities of $5,867 or 2.6%, increased revenues of $3,195 or 32.5% from newly stabilized communities, increased revenues of $7,189 from lease-up communities and increased revenues of $2,163 from the acquisition of an apartment community in May 2013, partially offset by decreased revenues of $2,955 from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of four development communities as apartment units were completed in 2013 and into 2014. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014 and the sale of two communities in late September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $8,343 or 7.2% from 2013 to 2014 primarily due to increases from fully stabilized communities of $4,117 or 4.8%, increases of $377 or 8.1% from newly stabilized communities, increases of $3,359 from lease-up communities and increases of $820 from the acquisition of an apartment community in May 2013, partially offset by decreased expenses of $484 from held for sale and sold communities. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of four development communities that began delivering apartment units in 2013 and into 2014. The expense decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and the sale of two communities in late September 2014.

In September 2014, the Company closed the sale of two apartment communities. One of the communities sold was held in a consolidated joint venture in which the Company held a 68% interest. The Company recognized a gain in continuing operations of $151,733 from these sales. A share of the gain totaling $24,074 attributable to noncontrolling interests in one of the communities sold is included as a reduction to net income in determining income available to the Company in the line titled, “Noncontrolling interests – consolidated real estate entities,” on the statement of operations. In May 2014, the Company closed the sale of one apartment community. The company recognized a gain in continuing operations of $36,092 from this sale. For the nine months ended September 30, 2013, there were no sales of apartment communities. As of September 30, 2014, the Company did not have any apartment communities held for sale. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the nine months ended September 30, 2014 and 2013, the Company recognized net condominium profits of $1,862 and $27,468, respectively. In 2014, condominium profits reflect net profits of $810 from the sale of the final condominium unit at a condominium community in Atlanta, Georgia. Also, in 2014, condominium profits reflect a reduction to condominium warranty and related obligations of $771 associated with the favorable settlement of certain contingencies during the period as well as a net gain of $281 from the sale of a retail condominium representing a portion of the available space at a condominium community in Austin, Texas. In 2013, condominium profits reflect the sale of 50 condominium units during the period. The Company has no condominium units remaining for sale as of September 30, 2014.

Depreciation expense decreased $80 or 0.1% from 2013 to 2014, primarily due to decreased depreciation of $2,411 related to the cessation of depreciation on three communities classified as held for sale in the first quarter of 2014 (subsequently sold) as well as decreased depreciation at fully stabilized communities of $1,330 due to the cessation of deprecation on certain fully depreciated short-lived assets at certain communities developed and acquired in recent years, primarily offset by increased depreciation of $3,045 related to the completion of apartment units at four lease-up communities beginning in mid-2013 and into 2014 and $242 related to the one community acquired in May 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

General and administrative expenses increased $384, or 3.1%, from 2013 to 2014 primarily due to higher legal expenses associated with the timing of on-going legal matters between years, somewhat higher income tax consulting fees related to tax planning strategies associated with 2014 asset sale activities and somewhat higher software use fees related to the implementation of new financial systems in 2014.

Investment and development expenses increased $712 or 49.2% from 2013 to 2014. In 2014, the capitalization of development personnel to development projects decreased by $428 due to the reduction of development capitalization at three development communities that were substantially completed in 2013, offset by increased capitalization at three development communities that commenced in 2013 and in 2014. Additionally, development personnel and other costs increased by $284. The Company may commence additional developments in 2014. For the full year 2014, the Company expects that the capitalization of development costs and expenses will be somewhat lower than 2013, which will result in increased net investment and development expenses in 2014.

Other investment costs decreased $532 or 42.9% from 2013 to 2014. Other investment costs primarily include land carry expenses, such as property taxes and assessments. Other investment costs in 2014 decreased due to reduced land carry expenses related to land placed under development in 2013 and 2014. Additionally, other investment costs decreased between years as 2013 included $320 of acquisition costs associated with the acquisition of an apartment community and a development land parcel.

Interest expense decreased $1,745 or 5.2% from 2013 to 2014 primarily due to decreased interest costs of $2,256 resulting from the prepayment of $120,000 of mortgage indebtedness in May 2014 and the prepayment of $82,627 of mortgage indebtedness in September 2014, using available cash and net proceeds from apartment community sales, somewhat offset by increased net interest costs due to decreased interest capitalization in 2014 as well as increased interest costs due to amounts allocated to discontinued operations of $266 in 2013. Decreased interest capitalization on the Company’s development projects of $777 primarily related to the substantial completion of three apartment communities in late 2013 and in 2014, partially offset by increased capitalization on three communities under construction in 2013 and into 2014. The Company expects interest expense for the full year of 2014 to be somewhat lower than in 2013 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, somewhat offset by increased net interest costs due to reduced interest capitalization as development projects are completed in 2014.

Severance, impairment and other expenses of $1,753 in 2014 included consulting expenses of $1,003 related to the strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities. Severance, impairment and other of $1,981 in 2013 included severance charges of $989 related to the departure of an executive officer and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 8 to the consolidated financial statements). In 2013, the Company also recognized $281 related to upgrading its operating and financial software systems as well as casualty losses of $311 related to fire damage sustained at one of the Company’s Charlotte, North Carolina communities.

Annually recurring and periodically recurring capital expenditures decreased $6,356 or 28.2% from 2013 to 2014. The decrease in periodically recurring capital expenditures of $5,118 primarily reflects reduced water intrusion remediation projects and structural improvements at five communities and fire sprinkler system replacement work at another community in 2013, partially offset by tenant improvements at an office property as well as siding and structural improvements at five communities in 2014. For the full year 2014, the Company expects periodically recurring capital expenditures to be lower than 2013 primarily due to reduced exterior remediation and structural improvement projects in 2014. The decrease in annually recurring capital expenditures of $1,238 primarily reflects roofing expenditures at one community in 2013, reduced expenditures at sold communities included in continuing operations and the general timing of expenditures between years. For the full year 2014, the Company expects annually recurring capital expenditures to be consistent with to modestly higher than 2013 primarily due to the timing of normalized capital expenditures between years.

Fully stabilized communities

Rental and other revenues increased $5,867 or 2.6% from 2013 to 2014. This increase primarily resulted from a 2.3% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $5,056 between periods. Average economic occupancy increased from 95.8% in 2013 to 96.1% in 2014. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

occupancy increase between periods resulted in lower vacancy losses of $588 in 2013. The remaining increase in rental and other property revenues of $223 was primarily due to somewhat higher utility reimbursements. Average rental rate increases and higher occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and a moderate, but increasing, supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,117 or 4.8% from 2013 to 2014. This increase was primarily due to increased property tax expenses of $2,840 or 8.6%, increased personnel expenses of $711 or 3.9%, and increased repair and maintenance expenses of $571 or 4.6%. The increase in property tax expenses primarily reflects increased expense accruals in 2014 due to higher real estate valuations by tax authorities in most of the Company’s markets. The increase in personnel expenses primarily reflects modest salary increases, somewhat higher incentive bonuses and increased employee benefit costs between years. Repair and maintenance expenses increased primarily due to higher painting expenses of $918, somewhat offset by reduced turnover expenses due to higher average occupancies and somewhat lower resident turnover between years. See the “Outlook” section below for a discussion of expense trends for 2014.

Asset disposals and discontinued operations

Assets held for sale/sold subsequent to January 1, 2014

In the first quarter 2014, the Company classified three apartment communities, containing 645 units, as held for sale. In May 2014, one of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of $71,750. The Company recognized a gain of $36,092 on the sale of this community. In September 2014, two additional communities, located in New York, New York, containing 337 units, were sold for gross proceeds of approximately $270,000. One of these communities was held in a consolidated entity, 68% owned by the Company. The Company recognized gains of $151,733 ($127,659 net of noncontrolling interests) on the sale of these communities. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities.

In accordance with ASC Topic 360, as amended by ASU 2014-08, the Company only reports asset disposals as discontinued operations if the disposals represent a strategic shift that have, or will have, a major effect on the entity’s operations and financial results. The Company believes these asset disposals did not meet that criteria. As a result, the results of operations for these communities through their sale dates and the resulting gains on sales of these communities are reported in continuing operations for all periods presented.

The revenues, expenses, net income and net income attributable to the Company, including gains on sales of real estate assets and debt extinguishment losses related to these communities, for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Rental	$3,463	$5,669	$14,003	$16,804
Other property revenues	15	117	165	319

Total revenues	3,478	5,786	14,168	17,123
Property operating and maintenance expenses	(1,667)	(2,700)	(7,011)	(7,495)

Net operating income	1,811	3,086	7,157	9,628

Other expenses
Depreciation	—	(1,218)	(1,239)	(3,650)
Interest	(1,070)	(1,232)	(3,474)	(3,669)
Amortization of deferred financing costs	(39)	(59)	(158)	(178)
Net loss on extinguishment of indebtedness	(14,070)	—	(14,070)	—

Total other expenses	(15,179)	(2,509)	(18,941)	(7,497)

Gains on sales of real estate assets	151,733	—	187,825	—

Net income	$138,365	$577	$176,041	$2,131

Net income, net of noncontrolling interest	$115,918	$545	$153,456	$2,044

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For the three and nine months ended September 30, 2013, income from discontinued operations included the results of operations of one apartment community containing 342 units (this community was subsequently sold in October 2013), as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues
Rental	$1,113	$3,272
Other property revenues	111	327

Total revenues	1,224	3,599

Expenses
Property operating and maintenance	540	1,509
Depreciation	175	527
Interest	88	266

Total expenses	803	2,302

Income from discontinued property operations	$421	$1,297

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

Outlook

The outlook and assumptions presented below are forward-looking and are based on the Company’s future view of apartment markets and general economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

The Company’s outlook for full year of 2014 is based on the expectation that economic and employment conditions will continue to gradually improve. However, there continues to be significant risk and uncertainty in the economy and the unemployment rate continues to be higher than normal. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in 2013 and this trend has and is expected to continue through 2014.

Rental and other revenues from fully stabilized communities are expected to increase modestly for 2014, compared to 2013, driven primarily by new and renewed leases being completed at modestly higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2013. The rate of revenue growth is expected to moderate in 2014, compared to 2013, largely attributable to the new supply of competitive rental apartments. Operating expenses of fully stabilized communities are expected to increase for 2014. On a year-over-year basis, the Company expects property tax, personnel and maintenance expenses (primarily exterior paint) to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2014. Further, management expects net operating income from newly stabilized communities to increase in 2014 as these communities reached stabilized occupancy in mid-2013. Management also expects that net operating income from lease-up communities will increase moderately in 2014. Additionally, net operating income is expected to increase for the full year of 2014 from one apartment community acquired in May 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In May 2014, the Company closed the sale of one apartment community, containing 308 units. In September 2014, the Company closed the sale of two additional apartment communities, containing 337 units. The net proceeds from these sales were used to prepay certain secured mortgage indebtedness, including indebtedness secured by two of the communities. The impact of net operating income from apartment communities sold, net of interest savings from debt prepayments, is expected to be modestly dilutive to net income in the fourth quarter of 2014.

Management expects interest expense for 2014 to be somewhat lower than in 2013 due primarily to the prepayment of certain mortgage indebtedness in conjunction with asset sales, offset somewhat by reduced interest capitalization to development communities as communities are expected to be completed in 2014, partially offset by increased interest capitalization to new development starts in the second half of 2014.

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

The Company’s net cash provided by operating activities increased from $117,041 for the nine months ended September 30, 2013 to $130,335 for the nine months ended September 30, 2014 primarily due to increased property net operating income in 2014 from fully stabilized, newly stabilized, lease-up and acquisition communities. For the full year 2014, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities as discussed above, offset somewhat by decreases from sold communities.

Net cash flows from investing activities changed from net cash used in investing activities of $109,024 for the nine months ended September 30, 2013 to net cash provided by investing activities of $252,264 for the nine months ended September 30, 2014 primarily due to increased proceeds from the sale of three apartment communities in 2014 as well as reduced construction, development and acquisition expenditures between periods. Reduced construction and development expenditures reflect the completion of certain development projects in late 2013 and into 2014. For the full year 2014, the Company expects to continue to incur development expenditures on its existing development projects.

Net cash flows used in financing activities increased from $68,848 for the nine months ended September 30, 2013 to $304,189 for the nine months ended September 30, 2014 primarily due to the prepayment of $202,627 of secured mortgage indebtedness and increased dividends to shareholders between years. For the full year 2014, based on its current outlook, the Company expects minimal to no new net debt issuances or equity issuances under its ATM program as the Company currently expects to use available cash, cash flow from operations and, if necessary, line of credit borrowings, to fund current development expenditures.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the nine months ended September 30, 2014, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In May 2014, the Company’s board of directors increased the quarterly dividend rate from $0.36 to $0.40 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.40 per share for the remainder of 2014. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, actual gains on sales of real estate assets, if any, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained. Should taxable income exceed the Company’s normal quarterly dividends (including any dividends which may be allocated from future periods under the REIT provisions of the Internal Revenue Code), the Company’s board of directors may consider it advisable to pay a special dividend to meet the annual distribution requirements described above.

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

As previously discussed, the Company has used the proceeds from the sales of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales for the nine months ended September 30, 2014 and for the full year of 2013 were $331,578 and $116,684, respectively. Proceeds from these asset sales were used to prepay certain mortgage indebtedness, to increase available cash and cash equivalent balances and to fund development and investment activities. The prepayment of indebtedness resulted in losses on extinguishment of indebtedness related to prepayment penalties and the write-off of unamortized deferred financing costs in 2014. As of September 30, 2014, the Company did not have any apartment communities held for sale.

In May 2012, the Company adopted an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At September 30, 2014, the Company had 4,000 shares remaining for issuance under the program. The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of September 30, 2014, the Company’s aggregate pipeline of five apartment communities under development and lease-up totaled approximately $283,800, of which approximately $156,200 remained to be incurred by the Company. The Company may also begin additional developments in 2014 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales and net proceeds from its at-the-market common equity program to fund future estimated construction expenditures.

As of October 27, 2014, the Company had cash and cash equivalents of approximately $134,900. Additionally, the Company had no outstanding borrowings, and $122 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at September 30, 2014.

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

Stock and debt repurchase programs

In May 2012, the Company adopted an ATM common equity sales program for the sale of up to 4,000 shares of common stock. At September 30, 2014, the Company had 4,000 shares remaining for issuance under the program. There were no issuances for the three or nine months ended September 30, 2014 or 2013 under this plan. The Company has used and expects to use these programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2012, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2014. For the three and nine months ended September 30, 2014, there were no repurchases under this program. For the year ended December 31, 2013, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
New community development and acquisition activity (1)	$15,321	$21,760	$48,968	$147,159
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	2,223	1,800	5,561	4,213
Other community additions and improvements (3)	1,443	2,890	6,052	11,217
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,911	4,128	10,126	11,493
Corporate additions and improvements	1,913	569	3,600	1,225

	$24,811	$31,147	$74,307	$175,307

Other Data
Capitalized interest	$745	$1,026	$2,345	$3,122

Capitalized development and associated costs (5)	$784	$737	$1,785	$2,163

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Current communities under development

At September 30, 2014, the Company had 1,592 apartment units in five communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 9/30/2014	Quarter of First Units Available	Estimated Quarter of Stabilized Occup. (4)	Percent Leased (5)
Substantially complete, in lease-up
Post 510™	Houston, TX	242	857	—	$34.8	$168	$34.4	1Q 2014	1Q 2015	75.2%
Under construction
Post Soho Square™	Tampa, FL	231	880	10,556	39.8	196	37.0	2Q 2014	1Q 2015	83.1%
Post Alexander™, II	Atlanta, GA	340	830	—	75.5	268	30.6	2Q 2015	4Q 2016	N/A
Post Galleria™	Houston, TX	388	867	—	80.7	240	17.1	3Q 2016	4Q 2017	N/A
Post Parkside™ at Wade, II	Raleigh, NC	391	872	—	53.0	155	8.5	1Q 2016	2Q 2017	N/A

Total		1,592		10,556	$283.8		$127.6

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of October 27, 2014.

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

FFO should not be considered an alternative to net income available to common shareholders (determined in accordance with GAAP) as an indicator of the Company’s financial performance. While management believes that FFO is an important supplemental non-GAAP financial measure, management believes it is also important to stress that FFO should not be considered as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity. Further, FFO is not necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and nine months ended September 30, 2014 and 2013 was as follows.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income available to common shareholders	$132,784	$18,051	$192,895	$64,037
Noncontrolling interests - Operating Partnership	313	48	464	167
Depreciation on consolidated real estate assets	20,724	21,468	62,795	63,226
Depreciation on real estate assets held in unconsolidated entities	296	291	882	871
Gains on sales of depreciable real estate assets	(151,733)	—	(187,825)	—
Noncontrolling interest share of gains on sales of depreciable real estate assets	24,074	—	24,074	—
Gain on sale of retail condominium	(281)	—	(281)	—

Funds from operations available to common shareholders and unitholders (1)	$26,177	$39,858	$93,004	$128,301

Weighted average shares outstanding - basic (2)	54,430	54,493	54,357	54,544
Weighted average shares and units outstanding - basic (2)	54,560	54,636	54,490	54,687
Weighted average shares outstanding - diluted (2)	54,502	54,661	54,460	54,731
Weighted average shares and units outstanding - diluted (2)	54,632	54,804	54,593	54,874

(1)	For the three and nine months ended September 30, 2014, FFO included other expenses of approximately $344 and $1,003 associated with the initiative to upgrade enterprise software systems. For the nine months ended September 30, 2014, FFO also included $750 related to casualty losses from the extreme winter weather conditions in 2014 and fire damage at one of the Company’s Atlanta, Georgia communities. For the three and nine months ended September 30, 2013, FFO included severance charges of $989, asset impairment charges of $400, expenses of approximately $281 associated with the start of the strategic initiative to upgrade enterprise software systems and estimated fire casualty losses of $311.
(2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 72 and 168 for the three months and 103 and 187 for the nine months ended September 30, 2014 and 2013, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 129 and 122 for the three months and 123 and 120 for the nine months ended September 30, 2014 and 2013, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2014, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At September 30, 2014, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at September 30, 2014. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab. )
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(2,201)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(547)

							$(2,748)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in September 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the nine months ended September 30, 2014, there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of September 30, 2014, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2014 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014
July 31, 2014	—	$—	—	$175,200
August 1, 2014
August 31, 2014	—	—	—	$175,200
September 1, 2014
September 30, 2014	—	—	—	$175,200

Total	—	$—	—	$175,200

(1)	In the fourth quarter of 2012, the Company’s board of directors approved a stock repurchase program that was announced on December 5, 2012 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

2.1(j)	—	Purchase and Sale Agreement, dated May 30, 2014, between Rose Hill Associates, LLC and MF 385 First Ave LLC

2.2(j)	—	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Rose Hill Associates, LLC and MF 385 First Ave LLC

2.3(j)	—	Purchase and Sale Agreement, dated May 30, 2014, between Post Toscana, LLC and MF 389 East 89 LLC

2.4(j)	—	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Post Toscana, LLC and MF 389 East 89 LLC

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee

4.3(g)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

11.1(i)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	—	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 24, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 7, 2014	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2014	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 7, 2014	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2014	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

2.1(j)	—	Purchase and Sale Agreement, dated May 30, 2014, between Rose Hill Associates, LLC and MF 385 First Ave LLC

2.2(j)	—	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Rose Hill Associates, LLC and MF 385 First Ave LLC

2.3(j)	—	Purchase and Sale Agreement, dated May 30, 2014, between Post Toscana, LLC and MF 389 East 89 LLC

2.4(j)	—	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Post Toscana, LLC and MF 389 East 89 LLC

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee

4.3(g)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

11.1(i)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	—	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 24, 2014 and incorporated herein by reference.