Form 10-K
period 2014-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2015-02-27
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2014 was approximately $2,841,986,098. As of February 16, 2015, there were 54,593,018 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc. 2015 Proxy Statement in connection with its Annual Meeting of Shareholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of December 31, 2014, the Company owned an approximate 99.8% interest in the Operating Partnership. The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-K. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at December 31, 2014). This annual report on Form 10-K presents the following separate financial information for both the Company and the Operating Partnership:

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

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2014, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2014, the Company had interests in 22,994 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,705 apartment units in five communities currently under development or in lease-up. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 594 employees.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2014, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.8% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of common stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common or preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

As the sole shareholder of the Operating Partnership’s sole general partner, the Company has the exclusive power under the limited partnership agreement of the Operating Partnership to manage and conduct the business of the Operating Partnership. The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. In general, the Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, until January 2044 without the approval of each limited partner who received Common Units of the Operating Partnership in connection with the Company’s initial public offering. The Company’s indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

Post Properties, Inc.	1
Post Apartment Homes, L.P.

At December 31, 2014, the Operating Partnership wholly-owned a separate corporate subsidiary, Post Asset Management, Inc. (“PAM”). Through PAM and its subsidiaries and through its predecessor, Post Services, Inc. and its subsidiaries, the Operating Partnership provides other services to third parties and, in prior years, sold for-sale condominium homes. PAM is a “taxable REIT subsidiary” as defined in the Internal Revenue Code of 1986, as amended. The Operating Partnership owns 100% of the common stock of PAM.

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

The Company is focusing on a limited number of rapidly-growing major U.S. cities and has regional investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities that are consistent with its market strategy. The Company operates in nine markets as of December 31, 2014.

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

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 40 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed internet, on-site business centers, on-site courtesy officers, urban vegetable gardens, pools and fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. The Company regularly invests in internet-based marketing and customer service programs designed to maintain high levels of resident satisfaction in order to enhance what it believes is a valuable asset.

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

Operating Strategy

The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also continues to execute on opportunities to improve processes and technology that drive efficiency in its business.

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives include generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% and maintaining adequate liquidity through

Post Properties, Inc.	2
Post Apartment Homes, L.P.

available cash and its unsecured lines of credit. At December 31, 2014, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets, and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

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

Post Investment Group

Post Investment Group is responsible for all development, acquisition, rehabilitation, disposition and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals and project design. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. The division recommends and executes major value added renovations and redevelopments of existing communities.

Post Corporate Services

Post Corporate Services provides executive direction and control to the Company’s other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing, capital and risk management strategies. All accounting, management reporting, compliance, information systems, human resources, personnel recruiting, training, legal, security, and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

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

•	Acquired communities - those communities acquired in the current or prior year.

•	Held for sale and sold communities - those apartment and mixed-use communities classified as held for sale or sold in 2014.

A summary of segment operating results for 2014, 2013 and 2012 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Post Properties, Inc.	3
Post Apartment Homes, L.P.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2010 through December 31, 2014, the Company and its affiliates have developed and completed 2,442 apartment units in five apartment communities and additional phases in three communities and sold five apartment communities containing an aggregate of 1,263 apartment units (including a joint venture interest in one apartment community consisting of 276 units in 2012). During the same period, the Company acquired three apartment communities containing 887 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2014		2013		2012		2011		2010
Units developed and completed	883		1,163		-		-		396
Units acquired	-		300		360		227		-
Units sold	(645)		(342)		(278	)(3)	-		-
Total units completed and owned by the Company and its affiliates at year-end	21,531	(1)	21,293	(2)	20,172	(4)	20,090	(5)	19,863	(6)
Total revenues from continuing operations (in thousands)	$377,812		$362,737		$330,334		$301,003		$280,960

(1)	Excludes 1,463 units currently under construction at December 31, 2014.
(2)	Excludes 1,223 units currently under construction (including 410 units in lease-up) at December 31, 2013.
(3)	Includes a net decrease of two apartment units to reflect the conversion of two apartment units into commercial space.
(4)	Excludes 2,046 units under development (including 662 units in lease-up) at December 31, 2012.
(5)	Excludes 1,568 units under development at December 31, 2011.
(6)	Excludes 642 units under development at December 31, 2010.

Current Development Activity

At December 31, 2014, the Company had 1,705 apartment units in five communities under construction or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 12/31/2014	Quarter of First Units Available	Estimated Quarter of Stabilized Occup. (4)	Percent Leased (5)
Substantially complete, in lease-up
Post 510™	Houston, TX	242	857	-	$34.4	$166	$34.4	1Q 2014	1Q 2015	95.0%
Under construction
Post Alexander™, II	Atlanta, GA	340	830	-	75.5	268	46.3	2Q 2015	4Q 2016	N/A
Post Galleria™	Houston, TX	388	867	-	80.7	240	19.9	3Q 2016	4Q 2017	N/A
Post Parkside™ at Wade, II	Raleigh, NC	391	872	-	53.0	155	10.5	1Q 2016	2Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	10.3	1Q 2017	2Q 2018	N/A

Total		1,705		5,800	$309.2		$121.4

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of February 16, 2015.

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

Condominium Activities

At December 31, 2014, the Company had no further investment in condominium assets. Prior to the second quarter of 2014, the Company sold the final condominium homes at two communities. The Company does not expect to further engage in the for-sale condominium business in future periods.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

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

The Company competes for residents in its apartment communities based on its high level of resident service, the quality of its apartment communities and the desirability of its locations. Resident leases at its apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. The Company does not seek to compete on the basis of providing the low-cost solution for all residents.

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

Post Properties, Inc.	5
Post Apartment Homes, L.P.

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

In developing properties and constructing apartment communities, the Company utilizes independent environmental consultants to determine whether there are any flood plains, wetlands or other environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements. If wetlands or other environmentally sensitive areas are identified, the Company plans and conducts its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards. In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

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

Post Properties, Inc.	6
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

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment communities or the Company might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

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

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. A lack of economic growth, especially in such areas, may have a disproportionate impact on the Company. In general, factors that may adversely affect market and economic conditions include the following:

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

From time to time, the Company develops and constructs apartment communities. The Company is currently developing a second phase of its Post Parkside™ at Wade apartment community in Raleigh, North Carolina, its Post Galleria™ community in Houston, Texas, a second phase of its Post South Lamar™ apartment community in Austin, Texas and a second phase of its Post Alexander™ apartment community in Atlanta, Georgia. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company

Post Properties, Inc.	7
Post Apartment Homes, L.P.

may also make improvements to acquired or existing properties. The Company’s development and construction activities may be exposed to the following risks:

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

•	uncertainties associated with warranty and related obligations for the Company’s for-sale condominium homes previously sold.

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

At December 31, 2014, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. Although the Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in other core markets, it is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Economic slowdowns in the U.S. and declines in the condominium and single family housing markets may negatively affect the Company’s financial condition and results of operations.

There was a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. Although the real estate development industry and the U.S. economy has seen steady improvement since 2010, there can be no assurance that market conditions will remain or improve further in the near future. Negative trends may materially and adversely affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among

Post Properties, Inc.	8
Post Apartment Homes, L.P.

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

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2014, the Company had consolidated outstanding mortgage indebtedness of $192,459, senior unsecured notes of $400,000, unsecured term loan indebtedness of $300,000 and no outstanding borrowings on its unsecured revolving lines of credit. None of the Company’s indebtedness matures in 2015.

The Company could become more highly leveraged, which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% and to maintain adequate liquidity through the Company’s available cash and unsecured lines of credit. At December 31, 2014, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

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

Post Properties, Inc.	9
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

Mortgages on the Company’s or its subsidiaries’ properties may contain customary negative covenants that, among other things, limit the property owner’s ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. If the Company or its subsidiaries were to breach any debt covenants and did not cure the breach within any applicable cure period, its lenders could require the Company to repay the debt immediately. In addition, if a property is mortgaged to secure debt, and the Company is unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness could materially adversely affect the Company’s financial condition and results of operations.

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

The Company pays regular quarterly dividends to holders of shares of its common stock. Commencing with the dividend declared in May 2014, the Company established a quarterly dividend payment rate to common shareholders of $0.40 per

Post Properties, Inc.	10
Post Apartment Homes, L.P.

share. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2015. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2015.

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

Future dividend payments by the Company will be paid at the discretion of the board of directors. In evaluating whether to pay any dividends and the level and form of such dividends, the Company anticipates that the board of directors will consider, among other factors, the following:

•	funds from our operations, the Company’s financial condition and capital requirements in light of the current economic climate and the resulting impact on the Company’s business;
•	the annual distribution requirements under the REIT provisions of the Code;
•	the impact of the payment of any special dividend, including any additional shares issued in connection with a special dividend paid in the form of stock;
•	the impact of any additional shares issued in connection with the Company’s at-the-market common equity program; and
•	other factors that the board of directors deems relevant.

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

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by lower housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

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

Post Properties, Inc.	11
Post Apartment Homes, L.P.

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

Post Properties, Inc.	12
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

Post Properties, Inc.	13
Post Apartment Homes, L.P.

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

The Company’s business requires it to use and store customer and employee personal identifying information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. The collection and use of personal identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

The Company devotes significant resources to network security to protect the Company’s systems and data. The Company’s security measures include user names and passwords to access Company information technology systems. The Company also uses encryption and authentication technologies to secure the transmission and storage of data. These security measures, however, cannot provide absolute security. They may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts, including personally identifiable information of tenants and employees. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities. Regardless, the Company may experience a breach of the Company’s systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects the company’s systems or results in the unauthorized release of personal identifying information, the Company’s reputation and brand could be materially damaged and materially adversely affect the Company’s business. The Company also may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations and financial condition.

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

Post Properties, Inc.	14
Post Apartment Homes, L.P.

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

The Company has no further investment in condominium assets and does not expect to further engage in the for-sale condominium business in future periods. However, the Company will continue to be exposed to additional risks and challenges related to warranty claims and related obligations, which could have an adverse impact on the Company’s business, results of operations and financial condition.

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

Post Properties, Inc.	15
Post Apartment Homes, L.P.

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

Changes in market conditions and volatility of share prices could adversely affect the market price of the Company’s common stock.

The stock markets, including the New York Stock Exchange, on which the Company lists its common shares, have experienced significant price and volume fluctuations. As a result, the market price of the Company’s common stock could be similarly volatile, and investors in the Company’s common stock may experience a decrease in the value of their shares, including decreases due to economic or market factors and unrelated to the Company’s operating performance or prospects. Furthermore, the Company is subject to research coverage by securities and industry analysts. If one or more of present or future analysts who cover the Company were to downgrade its common stock or publish inaccurate or unfavorable research about its business, the Company’s stock price would likely decline.

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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 868 were outstanding as of December 31, 2014. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

Post Properties, Inc.	16
Post Apartment Homes, L.P.

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

Minimum employee health care coverage mandated by state or federal legislation, such as the federal healthcare reform legislation that became law in March 2010 could increase the Company’s employee health benefit costs or require it to alter the benefits it provides to employees. The legislation imposes implementation effective dates extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, in some cases, it is difficult to determine at this time what impact the health care reform legislation will have on the Company’s financial results. If the Company’s employee health benefit costs increase, its results of operations, financial position and cash flows could be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2014, the Company owned 57 completed Post® multi-family apartment communities, including one community in lease-up and four communities held in unconsolidated entities. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	15	6,267	29.1%
Dallas, TX	15	4,725	21.9%
Greater Washington, D.C.	7	2,914	13.5%
Tampa, FL	5	2,342	10.9%
Charlotte, NC	5	1,748	8.2%
Orlando, FL	3	1,308	6.1%
Houston, TX	2	895	4.2%
Austin, TX	4	935	4.3%
Raleigh, NC	1	397	1.8%

	57	21,531	100.0%

Thirty-seven of the communities have equal to or in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 14.0 years. The average economic occupancy rate was 96.1% and 95.7% for 2014 and 2013, respectively, and the average monthly rental rate per apartment unit was $1,398 and $1,365, respectively, for the 48 communities stabilized for 2014 and 2013. See “Selected Financial Information.”

At December 31, 2014, the Company had 1,705 apartment units in five communities currently under construction or in lease-up. One community in lease-up, totaling 242 apartment units, is included in the table above and in the community information on pages 18 and 19.

Post Properties, Inc.	17
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2014 Average Rental Rates Per Unit	2014 Average Economic Occ. (1)
Atlanta
Buckhead / Brookhaven
Post Alexander™	2008	307	$1,788	97.2%
Post Brookhaven®	1990-1992 (3)	735	1,229	97.7%
Post Chastain®	1990/2008	558	1,330	96.9%
Post Collier Hills® (2)	1997	396	1,190	95.4%
Post Gardens®	1998	397	1,342	96.2%
Post Glen®	1997	314	1,376	98.3%
Post Lindbergh® (2)	1998	396	1,238	96.9%
Post Peachtree Hills®	1992-1994/2009 (3)	300	1,442	97.9%
Post StratfordTM (4)	2000	250	1,426	96.4%
Dunwoody
Post Crossing®	1995	354	1,236	97.2%
Emory Area
Post BriarcliffTM	1999	688	1,317	96.5%
Midtown
Post ParksideTM	2000	188	1,639	97.8%
Northwest Atlanta
Post Crest® (2)	1996	410	1,153	98.6%
Post Riverside®	1998	522	1,592	96.0%
Post SpringTM	2000	452	1,085	97.2%

Subtotal/Average – Atlanta		6,267	1,333	97.0%

Dallas
North Dallas
Post Addison CircleTM	1998-2000 (3)	1,334	1,111	96.3%
Post EastsideTM	2008	435	1,248	95.6%
Post Legacy	2000	384	1,120	96.5%
Post Sierra at Frisco Bridges™	2009	268	1,156	95.7%
Uptown Dallas
Post AbbeyTM	1996	34	2,105	96.0%
Post Cole’s CornerTM	1998	186	1,210	97.5%
Post GalleryTM	1999	34	3,018	96.3%
Post HeightsTM	1998-1999/2009 (3)	368	1,374	95.4%
Post Katy Trail™	2010	227	1,661	96.9%
Post MeridianTM	1991	133	1,388	95.4%
Post SquareTM	1996	216	1,390	95.3%
Post Uptown VillageTM	1995-2000 (3)	496	1,162	97.2%
Post VineyardTM	1996	116	1,170	96.0%
Post VintageTM	1993	160	1,266	96.6%
Post WorthingtonTM	1993/2008	334	1,477	95.1%

Subtotal/Average – Dallas		4,725	1,257	96.1%

Austin
Post Barton Creek™	1998	160	1,824	94.6%
Post Park Mesa™	1992	148	1,524	95.9%
Post South Lamar™	2013	298	1,597	92.5%
Post West Austin™	2009	329	1,466	95.7%

Subtotal/Average – Austin		935	1,578	94.5%

Post Properties, Inc.	18
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Market / Submarket / Community	Year Completed/Year of Substantial Renovations	No. of Units	December 2014 Average Rental Rates Per Unit	2014 Average Economic Occ. (1)
Houston
Post Midtown Square®	1999/2013(3)	653	$1,512	95.3%
Post 510™ (5)	2014	242	1,611	N/A

Subtotal/Average – Houston (5)		895	1,539	95.3%

Tampa
Post Bay at Rocky Point™	1997	150	1,439	96.9%
Post Harbour PlaceTM	1999-2002(3)	578	1,556	97.9%
Post Hyde Park®	1996-2008(3)	467	1,493	97.8%
Post Rocky Point®	1996-1998(3)	916	1,328	96.2%
Post Soho™ (5)	2014	231	1,635	N/A

Subtotal/Average – Tampa (5)		2,342	1,455	97.2%

Orlando
Post Lake® at Baldwin Park	2004-2007(3)	350	1,476	97.1%
Post Lake® at Baldwin Park - Phase III (5)	2013	410	1,517	N/A
Post Lakeside™	2013	300	1,351	97.1%
Post ParksideTM	1999	248	1,510	97.1%

Subtotal/Average – Orlando (5)		1,308	1,467	97.1%

Charlotte
Post Ballantyne	2004	323	1,209	95.2%
Post Gateway PlaceTM	2000	436	1,163	95.4%
Post Park at Phillips Place®	1998	402	1,441	97.6%
Post South End™	2009	360	1,358	97.1%
Post Uptown PlaceTM	2000	227	1,210	96.1%

Subtotal/Average – Charlotte		1,748	1,282	96.4%

Raleigh

Post Parkside™ at Wade (5)	2013	397	1,035	N/A

Washington D.C.
Maryland
Post Fallsgrove	2003	361	1,715	95.2%
Post Park®	2010	396	1,652	94.8%
Virginia
Post Carlyle Square™	2006/2013(3)	549	2,365	92.4%
Post Corners at Trinity Centre	1996	336	1,595	93.5%
Post Pentagon Row TM	2001	504	2,246	92.3%
Post Tysons Corner TM	1990	499	1,694	92.7%
Washington D.C.
Post Massachusetts Avenue TM (2)	2002	269	3,312	93.6%

Subtotal/Average – Washington, D.C.		2,914	2,051	93.3%

Total		21,531	$1,444	95.8%

(1)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(2)	These communities are owned in unconsolidated entities.
(3)	These dates represent the respective completion dates for multiple phases of a community.
(4)	The Company has a leasehold interest in the land underlying this community.
(5)

These communities are in lease-up or otherwise achieved stabilized occupancy during 2014; therefore, the average economic occupancy information is not included above. As such, the respective market average economic occupancy and market average rental rate totals exclude these communities.

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

The persons who are executive officers of the Company and its affiliates and their positions as of February 16, 2015 are as follows:

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

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate Company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 52 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 49 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for thirty years. Since October 1997, she has been an Executive Vice President of the Company and is responsible for oversight of all legal matters of the Company and risk management. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 60 years old.

David C. Ward.  Mr. Ward has been an Executive Vice President and Chief Investment Officer of the Company since August 2013 and is responsible for all acquisition, disposition, development, and asset management activities for the Company’s portfolio. Mr. Ward served as Executive Vice President, Regional Investment Director from August 2004 to August 2013. Prior to joining the Company, Mr. Ward was Divisional President and Managing Partner for JPI Partners, Inc., where he was responsible for multifamily investment activities for regional offices in Texas, Georgia and Florida. Mr. Ward is 55 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance. Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007. Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004. Mr. Konas is 56 years old.

S. Jamie Teabo.  Ms. Teabo has been with the Company for twenty-eight years. Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities. She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 51 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate Company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 56 years old.

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared
2013
First Quarter	$50.89	$46.19	$0.25
Second Quarter	52.57	45.23	0.33
Third Quarter	50.21	43.88	0.33
Fourth Quarter	46.65	42.43	0.33

2014
First Quarter	$50.00	$44.05	$0.36
Second Quarter	53.90	48.61	0.40
Third Quarter	55.91	50.34	0.40
Fourth Quarter	60.18	50.93	0.40

On February 16, 2015, the Company had 1,270 common shareholders of record and 54,593,018 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant. For a discussion of the Company’s credit agreements, see note 4 to the consolidated financial statements.

During 2014, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 16, 2015, the Operating Partnership had 19 holders of record of Common Units and 120,564 Common Units outstanding, excluding the 54,593,018 of Common Units owned by the Company.

For each quarter during 2014 and 2013, the Operating Partnership paid a cash distribution, per unit, to holders of Common Units equal in amount to the dividends paid, per share, on the Company’s common stock for such quarter.

During 2014, the Operating Partnership did not sell any unregistered securities.

In 2014, the Company’s board of directors adopted a stock and notes repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes from time to time until December 31, 2017. Under a previous program, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average price per share of $45.08 in 2013. There were no shares of common or preferred stock repurchased in 2014 or 2012.

Post Properties, Inc.	22
Post Apartment Homes, L.P.

Equity compensation plan information

The following table presents information as of December 31, 2014 about our common stock that may be issued under the Company’s Amended and Restated 2003 Incentive Stock Plan. As of December 31, 2014, there were outstanding stock grants subject to forfeiture for 75,516 shares which are not reflected in the table.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (per share)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Incentive Stock Plan (1)(2)	147,522	$46.39	1,354,486

Total	147,522	46.39	1,354,486
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	147,522	$46.39	1,354,486

(1)	The term for all outstanding options and SARs is ten years from the date of grant.
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

Post Properties, Inc.	23
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$355,583	$341,902	$311,021	$282,584	$264,274
Other	22,229	20,835	19,313	18,419	16,686

Total revenues	$377,812	$362,737	$330,334	$301,003	$280,960

Income (loss) from continuing operations (1)	$238,183	$81,122	$82,786	$24,717	$(8,002)
Income from discontinued operations (2)	-	29,798	1,505	878	1,011

Net income (loss)	238,183	110,920	84,291	25,595	(6,991)
Noncontrolling interests, net	(23,063)	(386)	(352)	(129)	31
Dividends to preferred shareholders and redemption costs	(3,688)	(3,688)	(3,688)	(6,212)	(7,547)

Net income (loss) available to common shareholders	$211,432	$106,846	$80,251	$19,254	$(14,507)

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends) - basic	$3.89	$1.42	$1.46	$0.36	$(0.32)
Income from discontinued operations - basic	-	0.55	0.03	0.02	0.02
Net income (loss) available to common shareholders - basic	3.89	1.96	1.49	0.38	(0.30)
Income (loss) from continuing operations (net of preferred dividends) - diluted	$3.88	$1.41	$1.45	$0.36	$(0.32)
Income from discontinued operations - diluted	-	0.54	0.03	0.02	0.02
Net income (loss) available to common shareholders - diluted	3.88	1.96	1.48	0.38	(0.30)
Dividends declared	1.56	1.24	0.97	0.84	0.80
Weighted average common shares outstanding - basic	54,262	54,336	53,821	50,420	48,483
Weighted average common shares outstanding - diluted	54,353	54,508	54,131	50,808	48,483

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,066,284	$3,164,157	$3,034,633	$2,842,534	$2,734,889
Real estate, net of accumulated depreciation	2,128,767	2,251,139	2,191,708	2,075,517	2,042,375
Total assets	2,311,798	2,381,677	2,363,364	2,139,064	2,114,779
Total indebtedness	892,459	1,098,734	1,102,464	970,443	1,033,249
Total redeemable common units	7,086	6,121	7,159	6,840	6,192
Total equity	1,285,960	1,152,731	1,119,620	1,047,523	967,295

OTHER DATA
Cash flow provided by (used in):
Operating activities	$163,339	$150,374	$134,189	$102,384	$77,111
Investing activities	221,402	(95,738)	(145,015)	(94,940)	(22,320)
Financing activities	(326,339)	(91,224)	116,440	(16,449)	(46,049)
Total stabilized communities (at end of period)	56	57	56	56	55
Total stabilized apartment units (at end of period)	21,289	20,896	20,172	20,090	19,863
Average economic occupancy (fully stabilized communities) (3)	96.1%	95.7%	96.0%	95.9%	95.3%

(1)

Income (loss) from continuing operations in 2014 included net gains on the sale of apartment communities of $187,825, partially offset by net losses on the early extinguishment of indebtedness of $18,357 and severance, impairment and other charges of $2,266. Income (loss) from continuing operations in 2013 included severance, impairment and other charges of $2,417. Income (loss) from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity.

(2)

Reflects gains and operating results of communities held for sale and sold in years prior to 2014 under the applicable accounting guidance in those years (see note 1 to the consolidated financial statements).

(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.6%, 95.1%, 95.3%, 95.1% and 94.2% for 2014, 2013, 2012, 2011 and 2010, respectively). Net concessions were $796, $1,003, $1,159, $1,338 and $1,842 for 2014, 2013, 2012, 2011 and 2010, respectively. Employee discounts were $633, $837, $855, $732 and $711 for 2014, 2013, 2012, 2011 and 2010, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy, or (ii) one year after completion of construction.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$355,583	$341,902	$311,021	$282,584	$264,274
Other	22,229	20,835	19,313	18,419	16,686

Total revenues	$377,812	$362,737	$330,334	$301,003	$280,960

Income (loss) from continuing operations (1)	$238,183	$81,122	$82,786	$24,717	$(8,002)
Income from discontinued operations (2)	-	29,798	1,505	878	1,011

Net income (loss)	238,183	110,920	84,291	25,595	(6,991)
Noncontrolling interests, net	(22,554)	(107)	(135)	(67)	(20)
Distributions to preferred unitholders and redemption costs	(3,688)	(3,688)	(3,688)	(6,212)	(7,547)

Net income (loss) available to common unitholders	$211,941	$107,125	$80,468	$19,316	$(14,558)

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions) - basic	$3.89	$1.42	$1.46	$0.36	$(0.32)
Income from discontinued operations - basic	-	0.55	0.03	0.02	0.02
Net income (loss) available to common unitholders - basic	3.89	1.96	1.49	0.38	(0.30)
Income (loss) from continuing operations (net of preferred distributions) - diluted	$3.88	$1.41	$1.45	$0.36	$(0.32)
Income from discontinued operations - diluted	-	0.54	0.03	0.02	0.02
Net income (loss) available to common unitholders - diluted	3.88	1.96	1.48	0.38	(0.30)
Distributions declared	1.56	1.24	0.97	0.84	0.80
Weighted average common units outstanding - basic	54,392	54,478	53,968	50,584	48,655
Weighted average common units outstanding - diluted	54,483	54,650	54,278	50,972	48,655

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,066,284	$3,164,157	$3,034,633	$2,842,534	$2,734,889
Real estate, net of accumulated depreciation	2,128,767	2,251,139	2,191,708	2,075,517	2,042,375
Total assets	2,311,798	2,381,677	2,363,364	2,139,064	2,114,779
Total indebtedness	892,459	1,098,734	1,102,464	970,443	1,033,249
Total redeemable common units	7,086	6,121	7,159	6,840	6,192
Total equity	1,285,960	1,152,731	1,119,620	1,047,523	967,295

OTHER DATA
Cash flow provided by (used in):
Operating activities	$163,339	$150,374	$134,189	$102,384	$77,111
Investing activities	221,402	(95,738)	(145,015)	(94,940)	(22,320)
Financing activities	(326,339)	(91,224)	116,440	(16,449)	(46,049)

Total stabilized communities (at end of period)	56	57	56	56	55
Total stabilized apartment units (at end of period)	21,289	20,896	20,172	20,090	19,863
Average economic occupancy (fully stabilized communities) (3)	96.1%	95.7%	96.0%	95.9%	95.3%

(1)

Income (loss) from continuing operations in 2014 included net gains on the sale of apartment communities of $187,825, partially offset by net losses on the early extinguishment of indebtedness of $18,357 and severance, impairment and other charges of $2,266. Income (loss) from continuing operations in 2013 included severance, impairment and other charges of $2,417. Income (loss) from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income (loss) from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919. Income (loss) from continuing operations in 2010 included consolidated impairment charges of $35,091 and impairment charges from an unconsolidated entity of $5,492, partially offset by consolidated nonrecurring gains on the extinguishment of debt of $2,845 and $23,596 from an unconsolidated entity.

(2)

Reflects gains and operating results of communities held for sale and sold in years prior to 2014 under the applicable accounting guidance in those years (see note 1 to the consolidated financial statements).

(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.6%, 95.1%, 95.3%, 95.1% and 94.2% for 2014, 2013, 2012, 2011 and 2010, respectively). Net concessions were $796, $1,003, $1,159, $1,338 and $1,842 for 2014, 2013, 2012, 2011 and 2010, respectively. Employee discounts were $633, $837, $855, $732 and $711 for 2014, 2013, 2012, 2011 and 2010, respectively. A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy, or (ii) one year after completion of construction.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except per share or unit and apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2014, the Company had interests in 22,994 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,705 apartment units at five communities currently under development or in lease-up. At December 31, 2014, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2014, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

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

Property Operations

Favorable market fundamentals and demographics, a steadily improving economy and jobs market, and a still weak first-time homeowner market have contributed to improved multi-family housing demand and, consequently, positive revenue and net operating income (“NOI”) in the Company’s markets since 2010. Year-over-year same store revenues and NOI increased by 2.7% and 1.8%, respectively, in 2014, as compared to 2013. The Company’s operating results for 2014 and its outlook for 2015 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for 2015 is based on the expectation that economic and employment conditions will continue to steadily improve. However, there continues to be risk and uncertainty in the economy and the jobs market. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The sale of the two New York, New York communities in September 2014 resulted in the recognition of a gain of $151,733, or $127,659 net of noncontrolling interests, in the third quarter. A portion of the net proceeds from these transactions was used to prepay in September 2014 the secured mortgage indebtedness encumbering those communities totaling $82,627. The indebtedness was scheduled to initially mature in May 2018 and April 2019, and the stated interest rates on the indebtedness were 5.84% and 5.61%. In conjunction with these prepayments, the Company recognized an extinguishment loss of $14,070, or $12,333 net of noncontrolling interests, related to prepayment premiums and the write-off of unamortized deferred loan costs.

The sale of the Houston, Texas community in May 2014 resulted in the recognition of a gain of $36,092 in the second quarter. The net proceeds from this transaction, along with available cash and line of credit borrowings, were used to prepay $120,000 of secured mortgage indebtedness in May 2014. The indebtedness was scheduled to initially mature in February 2015, and the stated interest rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Development Activity

In 2014, the Company initiated construction of three apartment communities (Post Parkside™ at Wade, Phase II, Post Galleria™ and Post South Lamar™, Phase II) containing 1,123 apartment units and 5,800 square feet of retail space. Total budgeted development and construction costs were $199,300. In addition to these communities, the Company also has an additional community (Post Alexander™, Phase II) that began construction in 2013 with a total expected development cost of $75,500. These communities are summarized in “Liquidity and Capital Revenues” section below under the sub-caption “Current Communities Under Development.”

In late 2013 and in 2014, the Company substantially completed construction of Post Parkside™ at Wade, Phase I, in Raleigh, North Carolina, consisting of 397 apartment units and approximately 14,908 square feet of retail space; Post Lake® at Baldwin Park, Phase III, consisting of 410 apartment units; Post 510™ in Houston, Texas, consisting of 242 apartment units and Post Soho Square™ in Tampa, Florida, consisting of 231 apartment units and approximately 10,556 square feet of retail space. These communities were 92.7%, 95.7%, 95.0% and 99.6% leased at February 16, 2015, respectively.

Operating results for 2014 and 2013 included revenues of $13,012 and $2,587 and net operating income of $6,653 and $609, respectively, from these communities that were under construction or in lease-up during 2014.

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at December 31, 2014, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Condominium Activity

In the first quarter of 2014, the Company completed the sale of its final available unit at the Ritz-Carlton Residences, Atlanta Buckhead, originally consisting of 126 units. At December 31, 2014, the Company had no further investment in condominium assets. Also in 2014, the Company recognized a reduction to condominium warranty and related obligations of $1,454 associated with the anticipated resolution and favorable settlement of certain obligations during the period.

Severance, Impairment and Other Expenses

Severance, impairment and other expenses in 2014 included expenses of $1,066 related to the completion of the Company’s strategic initiative to upgrade its operating and financial systems, non-cash asset impairment charges of $450

Post Properties, Inc.	27
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

related to a commercial property (see note 14 to the consolidated financial statements) and casualty losses of $750 related to extreme winter weather in many of the Company’s markets as well as fire damage at one community.

In 2013, severance, impairment and other expenses included expenses of $592 related to the upgrade of the Company’s software systems discussed above, a non-cash impairment charge of $400 related to land held for future investment (see note 14 to the consolidated financial statements), casualty losses of $236 related to fire damage at one community and severance charges of $1,189 primarily related to the departure of an executive officer.

Disclosure regarding forward-looking statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2015, expectations regarding future impairment charges, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2015 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2015 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2015, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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
•

The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities, including the impact of the Company’s ongoing litigation with the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act as well as the impact of other litigation;

•	Any breach of the Company’s privacy or information security systems;
•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The costs associated with moisture infiltration and resulting mold remediation;
•	Uncertainties associated with increased costs to own and maintain the Company’s apartment communities;
•	Ongoing risks and uncertainties associated with the Company’s previous investment in for-sale condominium housing, including warranty and related obligations;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;
•	Increased costs arising from health care reform; and
•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. As the Company is primarily in the business of developing, owning and managing apartment communities, its critical accounting policies relating to cost capitalization and asset impairment evaluation are subject to significant management estimates and judgments. Additionally, the discussion below includes the impact of new accounting pronouncements relating to discontinued operations and revenue recognition.

Post Properties, Inc.	29
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. In 2014, 2013 and 2012, the Company capitalized interest totaling $3,115, $3,962 and $5,534, respectively. The decrease in capitalized interest in 2014 primarily relates to the completion of three development communities in the first half of 2014 and resulting reduction in weighted average costs of communities under construction. The weighted average interest rate used in the calculation of the capitalized interest amounts was 4.6%, 4.6% and 5.4% in 2014, 2013 and 2012, respectively and, as a result, was not a significant factor in the decrease in interest capitalization in 2014 discussed above. In 2015, the Company anticipates increased interest capitalization over 2014 levels due to increased weighted average costs under construction resulting from the on-going construction of four communities as of December 31, 2014 as well as the expectation of addition development starts in 2015. The average interest rate expected to be used in the interest capitalization calculation in 2015 is expected to be moderately lower than the rate in 2014. Lower average interest rates in 2015 are primarily due to the refinancing of $300,000 of unsecured term loan indebtedness at lower rates in January 2015 (see note 4 to the consolidated financial statements). Lower average capitalization rates in 2013 resulted from debt refinancing activities in 2013 that lowered the Company’s effective interest rates on its total indebtedness (see note 4 to the consolidated financial statements). Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and could cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. As discussed above, the completion of three development communities in the first half of 2014 also led to a decrease in the capitalization of such costs from 2013 to 2014. In 2014, 2013 and 2012, the Company capitalized $2,794, $2,900 and $3,755, respectively, and expensed $2,366, $1,755 and $1,317, respectively, of development personnel and associated costs. The Company expects capitalization of development personnel and associated costs to development projects to be higher in 2015 due to four apartment communities under construction at December 31, 2014, as well as the expectation of new development starts in 2015.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. See notes 1 and 14 to the consolidated financial statements for a discussion of impairment charges in 2014 and 2013 and for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. At December 31, 2014, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and in determining that no impairment existed. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

In April 2014, Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity” was issued. ASU 2014-08 amends ASC Topics 360 and 205 and changes the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 also modifies the disclosure requirements for disposal groups reported as discontinued operations and for other significant disposal groups not reported as discontinued operations. Generally, the Company anticipates that fewer sales of apartment communities will be reported as discontinued operations in the Company’s financial statements, as a result of this standard. ASU 2014-08 is to be applied prospectively for periods on or after December 31, 2014 with early adoption permitted, but only for assets held for sale or sold that have not been reported in previously issued financial statements. The Company elected to early adopt ASU 2014-08, effective as of January 1, 2014. In 2014, the Company classified three apartment communities as held for sale and determined that all of the communities did not meet the criteria requiring discontinued operations reporting. As such, as described in note 2 to the consolidated financial statements, the results of operations of these communities through their sale dates as well as the gains on sales of these communities were reported in continuing operations.

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

For the year ended December 31, 2014, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 48 communities that were completed and stabilized for all of 2014 and 2013 (same store communities), (2) one community and portions of two communities which reached stabilized occupancy in 2013, (3) three communities and a portion of one community in lease-up during 2014, (4) one community acquired in 2013, and (5) three communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360). There were no apartment communities classified as held for sale at December 31, 2014.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing, and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing, management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits in 2014, 2013 and 2012 were approximately $1,318, $1,977 and $1,985, respectively.

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

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2014 and 2013 is summarized as follows:

	Year ended December 31,
	2014	2013	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$306,657	$298,578	$8,079	2.7%
Newly stabilized communities (2)	17,401	14,178	3,223	22.7%
Lease-up communities (3)	13,012	2,587	10,425	403.0%
Acquired communities (4)	4,978	2,762	2,216	80.2%
Held for sale or sold communities (5)	14,168	23,025	(8,857)	(38.5)%
Other property segments (6)	20,604	20,735	(131)	(0.6)%

	376,820	361,865	14,955	4.1%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	118,593	113,866	4,727	4.2%
Newly stabilized communities (2)	6,592	6,149	443	7.2%
Lease-up communities (3)	6,359	1,978	4,381	221.5%
Acquired communities (4)	1,889	1,015	874	86.1%
Held for sale or sold communities (5)	7,011	10,300	(3,289)	(31.9)%
Other property segments, including corporate management expenses (7)	22,515	21,953	562	2.6%

	162,959	155,261	7,698	5.0%

Property net operating income (8)	$213,861	$206,604	$7,257	3.5%

Capital expenditures (9)(10)
Annually recurring	$13,943	$14,532	$(589)	(4.1)%

Periodically recurring	$8,137	$15,846	$(7,709)	(48.6)%

Average apartment units in service	20,142	19,573	569	2.9%

(1)	Communities which reached stabilization prior to January 1, 2013.
(2)	Communities which reached stabilized occupancy in 2013.
(3)	Communities in lease-up that were not stabilized by the beginning of 2014, including communities stabilized in 2014.
(4)	Communities acquired in 2013 and 2014.
(5)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
(6)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $992 and $872 in 2014 and 2013, respectively.

(7)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and community maintenance. In 2014 and 2013, corporate property management expenses were $12,282 and $11,516, respectively. Amounts for 2013 have been adjusted to conform to the 2014 segment presentation.

Post Properties, Inc.	32
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(8)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2014	2013
Fully stabilized community NOI	$188,064	$184,712
Property NOI from other operating segments	25,797	21,892

Consolidated property NOI	213,861	206,604

Add (subtract):
Interest income	135	77
Other revenues	992	872
Depreciation	(84,759)	(85,608)
Interest expense	(40,286)	(44,704)
Amortization of deferred financing costs	(2,282)	(2,573)
General and administrative	(17,898)	(17,245)
Investment and development	(2,366)	(1,755)
Other investment costs	(768)	(1,324)
Severance, impairment and other	(2,266)	(2,417)
Gains on condominium sales activities, net	2,545	27,944
Equity in income of unconsolidated real estate entities, net	1,788	2,090
Other income (expense), net	19	(839)
Net loss on extinguishment of indebtedness	(18,357)	-

Income from continuing operations, before gains on sales of real estate assets	50,358	81,122
Gains on sales of real estate assets	187,825	-
Income from discontinued operations	-	29,798

Net income	$238,183	$110,920

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

	Year ended December 31,
	2014	2013
Annually recurring capital expenditures
Continuing operations	$13,943	$14,532
Discontinued operations	-	141

Total annually recurring capital expenditures	$13,943	$14,673

Periodically recurring capital expenditures
Continuing operations	$8,137	$15,846
Discontinued operations	-	47

Total periodically recurring capital expenditures	$8,137	$15,893

Total revenue generating capital expenditures	$7,677	$5,965

Decrease (increase) in capital expenditure accruals	$295	$(295)

Total property capital expenditures per statements of cash flows	$30,052	$36,236

The Operating Partnership reported net income available to common unitholders of $211,941 in 2014, compared to $107,125 in 2013. The Company reported net income available to common shareholders of $211,432 in 2014, compared to $106,846 in 2013. As discussed below, the additional income between periods primarily reflects gains on the sales of three apartment communities in 2014, net of debt extinguishment losses incurred, increased net operating income from fully stabilized communities and lease-up communities, partially offset by reduced net operating income from sold communities in 2014 and reduced gains on condominium sales in 2014.

As shown in the table on page 31, rental and other revenues from property operations increased $14,955 or 4.1% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities, newly stabilized

Post Properties, Inc.	33
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

communities, lease-up communities and increased revenues from the acquisition of an apartment community in May 2013, partially offset by decreased revenues from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of four development communities as apartment units were completed in 2013 and into 2014. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and the sale of two communities in September 2014.

As reflected in the table on page 31, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $7,698 or 5.0% from 2013 to 2014 primarily due to increases from fully stabilized communities, newly stabilized communities, lease-up communities and from the acquisition of an apartment community in May 2013, partially offset by decreased expenses from held for sale and sold communities. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of four development communities that began delivering apartment units in 2013 and into 2014. The expense decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and the sale of two communities in September 2014. The expense increase in other segment expenses primarily reflects increased corporate property management expenses due, in large part, to personnel severance costs in 2014.

In September 2014, the Company closed the sale of two apartment communities. One of the communities sold was held in a consolidated joint venture in which the Company held a 68% interest. The Company recognized a gain in continuing operations of $151,733 from these sales. A share of the gain totaling $24,074 attributable to noncontrolling interests in one of the communities sold is included as a reduction to net income in determining income available to the Company in the line titled, “Noncontrolling interests – consolidated real estate entities,” on the statement of operations. In May 2014, the Company closed the sale of one apartment community. The company recognized a gain in continuing operations of $36,092 from this sale. In 2013, there were no sales of apartment communities. As of December 31, 2014, the Company did not have any apartment communities held for sale. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

In 2014 and 2013, the Company recognized net condominium profits of $2,545 and $27,944, respectively. In 2014, condominium profits reflect net profits of $810 from the sale of the final condominium unit at a condominium community in Atlanta, Georgia. Also, in 2014, condominium profits reflect a reduction to condominium warranty and related obligations of $1,454 associated with the anticipated resolution and final settlement of certain obligations at Atlanta, Georgia and Austin, Texas condominium communities during the year as well as a net gain of $281 from the sale of a retail condominium representing a portion of the available retail space at the condominium community in Austin, Texas. In 2013, condominium profits reflect the sale of 62 condominium units at these communities. The Company has no condominium units remaining for sale as of December 31, 2014.

Depreciation expense decreased $849 or 1.0% from 2013 to 2014, primarily due to decreased depreciation of $3,633 related to the cessation of depreciation on three communities classified as held for sale in the first quarter of 2014 (subsequently sold) as well as decreased depreciation at fully stabilized communities of $1,881 due to the cessation of deprecation on certain fully depreciated short-lived assets at certain communities developed and acquired in recent years, primarily offset by increased depreciation of $3,962 related to the completion of apartment units at four lease-up communities beginning in mid-2013 and into 2014 and $245 related to communities stabilized in 2013.

General and administrative expenses increased $653, or 3.8%, from 2013 to 2014 primarily due to higher legal expenses associated with the timing of on-going legal matters between years, higher professional fees primarily due to increased income tax consulting fees related to tax planning strategies associated with 2014 asset sale activities and somewhat higher software usage fees related to the implementation of new financial systems in 2014.

Post Properties, Inc.	34
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Investment and development expenses increased $611 or 34.8% from 2013 to 2014. In 2014, the capitalization of development personnel to development projects decreased by $106 due to the reduction of development capitalization at three development communities that were substantially completed in 2013, offset by increased capitalization at three development communities that commenced in 2013 and in 2014. Additionally, development personnel and other costs increased by $505. The Company may commence additional developments in 2015. For the full year 2015, the Company expects that the capitalization of development costs and expenses will be moderately higher than 2014, which will result in decreased net investment and development expenses in 2015.

Other investment costs decreased $556 or 42.0% from 2013 to 2014. Other investment costs primarily include land carry expenses, such as property taxes and assessments. Other investment costs in 2014 decreased due to reduced land carry expenses related to land placed under development in 2013 and 2014. Additionally, other investment costs decreased between years as 2013 included $320 of acquisition costs associated with the acquisition of an apartment community and a development land parcel.

Interest expense decreased $4,418 or 9.9% from 2013 to 2014 primarily due to decreased interest costs of $4,976 resulting from the prepayment of $120,000 of mortgage indebtedness in May 2014 and the prepayment of $82,627 of mortgage indebtedness in September 2014, using available cash and net proceeds from apartment community sales, somewhat offset by increased net interest costs due to decreased interest capitalization in 2014 as well as increased interest costs due to amounts allocated to discontinued operations of $289 in 2013. Decreased interest capitalization on the Company’s development projects of $847 primarily related to the substantial completion of three apartment communities in late 2013 and in 2014, partially offset by increased capitalization on three communities under construction in 2013 and into 2014. The Company expects interest expense for the full year of 2015 to be lower than in 2014 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, the January 2015 refinancing of the Company’s unsecured credit facilities at lower interest rates, and due to increased interest capitalization on increased development and construction activities between years.

Severance, impairment and other expenses of $2,266 in 2014 included consulting expenses of $1,066 related to the completion of the strategic initiative to upgrade the Company’s operating and financial software systems, non-cash impairment charges of $450 on a commercial property (see note 14 to the consolidated financial statements) and casualty losses of $750 related to extreme weather conditions in many of the Company’s markets as well as fire damage at one apartment community. Severance, impairment and other of $2,417 in 2013 included severance charges of $1,189 primarily related to the departure of an executive officer and a non-cash impairment charge of $400 related to a parcel of land held for future investment (see note 14 to the consolidated financial statements). In 2013, the Company also recognized expenses of $592 related to upgrading its operating and financial software systems as well as casualty losses of $236 related to fire damage sustained at one apartment community.

Annually recurring and periodically recurring capital expenditures decreased $8,298 or 27.3% from 2013 to 2014. The decrease in periodically recurring capital expenditures of $7,709 primarily reflects reduced water intrusion remediation projects and structural improvements at six communities and fire sprinkler system replacement work at another community in 2013, partially offset by tenant improvements at an office property as well as siding and structural improvements at four communities in 2014. For the full year 2015, the Company expects periodically recurring capital expenditures to be modestly higher than 2014 primarily due to timing of exterior remediation projects between years and common area upgrades at one community in 2015. The decrease in annually recurring capital expenditures of $589 primarily reflects roofing expenditures at one community in 2013, reduced expenditures between years at sold communities included in continuing operations and the general timing of expenditures between years. For the full year 2015, the Company expects annually recurring capital expenditures to be moderately higher than 2014 primarily due to a targeted equipment and structural upgrade at one community and modest increases throughout the portfolio in 2015.

Post Properties, Inc.	35
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities classified as held for sale and sold in 2014. For the 2014 to 2013 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2013. This portfolio consisted of 48 communities with 17,714 units, including 12 communities with 5,065 units (28.6%) located in Atlanta, Georgia, 15 communities with 4,725 units (26.7%) located in Dallas, Texas, 6 communities with 2,301 units (13.0%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.9%) located in Tampa, Florida, 5 communities with 1,748 units (9.9%) located in Charlotte, North Carolina and 6 communities with 1,764 units (9.9%) located in other markets. The operating performance of these communities was as follows:

	Year ended December 31,
	2014	2013	% Change
Rental and other revenues	$306,657	$298,578	2.7%
Property operating and maintenance expenses (excluding depreciation and amortization)	118,593	113,866	4.2%

Same store net operating income (1)	$188,064	$184,712	1.8%

Capital expenditures (2)
Annually recurring	$12,986	$13,074	(0.7)%
Periodically recurring	4,571	10,197	(55.2)%

Total capital expenditures (A)	$17,557	$23,271	(24.6)%

Total capital expenditures per unit
(A ÷ 17,714 units)	$991	$1,314	(24.6)%

Average monthly rental rate per unit (3)	$1,398	$1,365	2.4%

Average economic occupancy (4)	96.1%	95.7%	0.4%

Physical occupancy, end of period (4)	94.8%	94.7%	0.1%

Gross turnover (5)	55.2%	60.1%	(4.9)%

Percentage rent increase - new leases (6)	3.1%	3.1%	0.0%

Percentage rent increase - renewed leases (6)	4.9%	5.0%	(0.1)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total property capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below:

	Year ended December 31,
	2014	2013
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$12,986	$13,074
Newly stabilized communities	68	42
Lease-up communities	68	16
Acquired communities	102	85
Held for sale and sold communities	276	908
Commercial and other segments	443	548

Total annually recurring capital expenditures	$13,943	$14,673

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$4,571	$10,197
Newly stabilized communities	20	14
Lease-up communities	13	12
Acquired communities	36	21
Held for sale and sold communities	614	3,201
Commercial and other segments	2,883	2,448

Total periodically recurring capital expenditures	$8,137	$15,893

Total revenue generating capital expenditures	$7,677	$5,965

Decrease (increase) in capital expenditure accruals	$295	$(295)

Total property capital expenditures per statements of cash flows	$30,052	$36,236

Post Properties, Inc.	36
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
(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 95.6% and 95.2% for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, net concessions were $796 and $955, respectively, and employee discounts were $633 and $596, respectively.

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

Rental and other revenues increased $8,079 or 2.7% from 2013 to 2014. This increase primarily resulted from a 2.4% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $6,865 between periods. Average economic occupancy increased from 95.7% in 2013 to 96.1% in 2014. The occupancy increase between periods resulted in lower vacancy losses of $647 in 2014. The remaining increase in rental and other property revenues of $567 was primarily due to somewhat higher utility reimbursements. Average rental rate increases and higher occupancy rates were primarily due to increasing rental demand resulting from a steadily improving economy and jobs market, favorable demographics and a still weak first-time homeowner market, offset somewhat by an increasing supply of new apartment communities. See the “Outlook” section below for an additional discussion of trends for 2015.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,727 or 4.2% from 2013 to 2014. This increase was primarily due to increased property tax expenses of $3,543 or 8.0%, increased personnel expenses of $1,037 or 4.3%, and increased repair and maintenance expenses of $357 or 2.1%. The increase in property tax expenses primarily reflects increased expense accruals in 2014 due to higher real estate valuations by tax authorities in most of the Company’s markets. The increase in personnel expenses primarily reflects modest salary increases, somewhat higher incentive bonuses and increased employee benefit costs between years. Repair and maintenance expenses increased primarily due to higher painting expenses of $707, somewhat offset by reduced turnover expenses due to higher average occupancies and somewhat lower resident turnover between years. See the “Outlook” section below for a discussion of expense trends for 2015.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2013 to 2012 comparison, the operating community categories were based on the status of each community as of January 1, 2012. As a result, these categories are different from the operating community categories used in the 2014 to 2013 comparison discussed earlier in this section.

Post Properties, Inc.	37
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2013 and 2012 is summarized as follows:

	Year ended December 31,
	2013	2012	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$313,412	$301,899	$11,513	3.8%
Lease-up communities (2)	16,765	1,779	14,986	842.4%
Acquired communities (3)	8,708	2,757	5,951	215.9%
Other property segments (4)	22,980	23,049	(69)	(0.3)%

	361,865	329,484	32,381	9.8%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	121,149	115,891	5,258	4.5%
Lease-up communities (2)	8,125	1,784	6,341	355.4%
Acquired communities (3)	2,987	889	2,098	236.0%
Other property segments, including corporate management expenses (5)	23,000	23,211	(211)	(0.9)%

	155,261	141,775	13,486	9.5%

Property net operating income (6)	$206,604	$187,709	$18,895	10.1%

Capital expenditures (7)(8)
Annually recurring	$14,532	$15,925	$(1,393)	(8.7)%

Periodically recurring	$15,846	$8,101	$7,745	95.6%

Average apartment units in service	19,573	18,379	1,194	6.5%

(1)	Communities which reached stabilization prior to January 1, 2012.
(2)	Communities in lease-up that were not stabilized as of January 1, 2013, including communities stabilized in 2013.
(3)	Communities acquired in 2012 and 2013.
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

(6)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2013	2012
Fully stabilized community NOI	$192,263	$186,008
Property NOI from other operating segments	14,341	1,701

Consolidated property NOI	206,604	187,709

Add (subtract):
Interest income	77	393
Other revenues	872	850
Depreciation	(85,608)	(79,367)
Interest expense	(44,704)	(46,028)
Amortization of deferred financing costs	(2,573)	(2,695)
General and administrative	(17,245)	(16,342)
Investment and development	(1,755)	(1,317)
Other investment costs	(1,324)	(1,401)
Severance, impairment and other	(2,417)	-
Gains on sales of real estate assets, net	27,944	36,273
Equity in income of unconsolidated real estate entities, net	2,090	7,995
Other income (expense), net	(839)	1,034
Net gain (loss) on extinguishment of indebtedness	-	(4,318)

Loss from continuing operations	81,122	82,786
Income from discontinued operations	29,798	1,505

Net income (loss)	$110,920	$84,291

Post Properties, Inc.	38
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

As shown in the table on page 37, rental and other revenues from property operations increased $32,381 or 9.8% from 2012 to 2013 primarily due to increased revenues from the Company’s fully stabilized communities, lease-up communities and from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by reduced revenues from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from lease-up communities reflects the lease-up of portions of five communities as apartment units were completed in mid-2012 and into 2013.

As reflected in the table on page 37, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $13,486 or 9.5% from 2012 to 2013 primarily due to increases from fully stabilized communities, lease-up communities and from the acquisition of apartment communities in July 2012 and in May 2013, somewhat offset by a decrease in other property segment expense, including corporate property management expenses. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of five development communities that began delivering apartment units in mid-2012 and throughout 2013. The expense decrease from other property segments primarily reflects a general decrease in the volume of the Company’s corporate apartment rental business between years, offset somewhat by modest increases in corporate property management expenses.

In 2013 and 2012, gains on condominium sales activities were $27,944 and $36,273, respectively. The decrease in condominium gains between periods primarily reflects the impact of fewer condominium unit closings in 2013, offset somewhat by lower on-going condominium carrying costs as units were sold, and by improved profit margins at both condominium communities between years. Condominium revenues decreased $21,530 primarily as a result of 34 fewer unit closings in 2013, offset partially by higher average sales prices per condominium unit in 2013. Improved profit margins in 2013 primarily resulted from favorable revisions to the amount of estimated project revenues and costs as the sell-out process was completed at a condominium community in Austin, Texas during the second quarter of 2013, and was substantially completed in the third quarter of 2013 at a condominium community in Atlanta, Georgia. On-going carrying

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

Severance, impairment and other in 2013 included severance charges of $1,189 related to the departure of an executive officer and other personnel and a non-cash impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 14 to the consolidated financial statements). As discussed above, in connection with the executive officer’s departure, the Company realigned the executive responsibilities in the Company’s investment group. The Company also recognized expenses of approximately $592 related to the start of a strategic initiative to upgrade the Company’s operating and financial software systems and estimated casualty losses of $236 related to fire damage sustained at one apartment community.

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
(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 95.1% and 95.3% for the years ended December 31, 2014 and 2012, respectively. For the years ended December 31, 2014 and 2012, net concessions were $1,003 and $1,175, respectively, and employee discounts were $837 and $858, respectively.

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

In accordance with ASC Topic 360, as amended by ASU 2014-08 (adopted effective January 1, 2014), the Company only reports asset disposals as discontinued operations if the disposals represent a strategic shift that have, or will have, a major effect on the entity’s operations and financial results. The Company believes these asset disposals did not meet that criteria. As a result, the results of operations for these communities through their sale dates and the resulting gains on sales of these communities are reported in continuing operations for all periods presented.

The revenues, expenses, net income and net income attributable to the Company, including gains on sales of real estate assets and debt extinguishment losses related to these communities, for 2014, 2013 and 2012 were as follows:

	Year ended December 31,
	2014	2013	2012
Revenues
Rental	$14,003	$22,610	$21,906
Other property revenues	165	415	375

Total revenues	14,168	23,025	22,281
Property operating and maintenance expenses	(7,011)	(10,300)	(9,401)

Net operating income	7,157	12,725	12,880

Other expenses
Depreciation	(1,239)	(4,873)	(4,752)
Interest	(3,474)	(4,898)	(4,976)
Amortization of deferred financing costs	(158)	(237)	(236)
Net loss on extinguishment of indebtedness	(14,070)	-	-

Total other expenses	(18,941)	(10,008)	(9,964)

Gains on sales of real estate assets	187,825	-	-

Net income	$176,041	$2,717	$2,916

Net income, net of noncontrolling interest	$153,456	$2,610	$2,781

Post Properties, Inc.	43
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets were included in discontinued operations. For 2013 and 2012, income from discontinued operations included the results of operations of one apartment community sold in October 2013, containing 342 units, as follows:

	Year ended December 31,
	2013	2012
Revenues
Rental	$3,557	$4,155
Other property revenues	356	422

Total revenues	3,913	4,577

Expenses
Property operating and maintenance	1,679	1,903
Depreciation	527	778
Interest	289	391

Total expenses	2,495	3,072

Income from discontinued property operations	$1,418	$1,505

As discussed under “Liquidity and Capital Resources” below, the Company has sold and may continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of future asset sales will fluctuate based on the size and individual age of the apartment communities sold and, as a result, the future impact on aggregate revenues, expenses and gain recognition will vary from year to year. There were no apartment communities classified as held for sale at December 31, 2014.

Outlook for 2015

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

The Company’s outlook for 2015 is based on the expectation that economic and employment conditions will continue to steadily improve. However, there continues to be risk and uncertainty in the economy and the jobs market. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

Rental and other revenues from fully stabilized communities are expected to increase moderately for 2015, compared to 2014, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2014. The rate of revenue growth is expected to be somewhat consistent with 2014, as increased demand attributable to a steadily improving economy and jobs market and a still weak first-time homebuyer market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2015, compared to 2014. The Company expects property tax, personnel and utility expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2015. Further, management expects net operating income from newly stabilized

Post Properties, Inc.	44
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

communities to increase moderately in 2015 as these communities reached stabilized occupancy in 2014. Management also expects that net operating income from lease-up communities will increase moderately in 2015. Offsetting these increases, net operating income is expected to decline in 2015 due to the impact of the sale of three communities in 2014.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase moderately for 2015, compared to 2014, but are expected to be more than offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2015 due to four apartment communities under construction at December 31, 2014 and the expectation of additional development starts in 2015. Other expenses are expected to decline in 2015 due to the completion of technology system upgrades in 2014 and due to the timing of weather-related and casualty losses in 2014.

Management expects interest expense for 2015 to be lower than in 2014 due to the early retirement of indebtedness in connection with asset sales in 2014, as well as the refinancing of the Company’s unsecured term loan and line of credit facilities at lower interest rates in January 2015, and due to increased interest capitalization to expected increases in the volume of communities under construction in 2015.

The Company currently expects to utilize available cash, retained 2015 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures. See “Liquidity and Capital Resources” section below where discussed further. The Company’s 2015 outlook does not currently anticipate any additional share issuances under the Company’s at-the-market equity program in 2015. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

The Company’s net cash provided by operating activities increased from $150,374 in 2013 to $163,339 in 2014 primarily due to increased property net operating income in 2014 from fully stabilized, newly stabilized and lease-up communities, offset somewhat by decreased net operating income from held for sale and sold communities in 2014, as well as lower interest expenses in 2014. The Company’s net cash provided by operating activities increased from $134,189 in 2012 to $150,374 in 2013 primarily due to increased property net operating income in 2013 from fully stabilized, lease-up and acquisition communities, offset somewhat by severance and other expenses in 2013. For 2015, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities, offset by apartment communities sold in 2014, as discussed above, and due to lower net interest expense in 2015.

Net cash flow used in investing activities of $95,738 in 2013 changed to net cash provided by investing activities of $221,402 in 2014 primarily due to increased proceeds from the sale of three apartment communities in 2014 as well as reduced construction, development and acquisition expenditures between years as projects were completed and there were no acquisitions in 2014. Net cash flows used in investing activities decreased from $145,015 in 2012 to $95,738 in 2013 primarily due to higher proceeds from the sales of real estate assets, including the sale of one apartment community in 2013, as well as the reduced level of apartment community acquisition expenditures between years, and the somewhat reduced level of construction and development expenditures in 2013. In 2015, the Company expects to continue to incur development expenditures on its existing and expected future development projects. The Company may sell additional apartment communities in 2015 as part of its overall investment, disposition and acquisition strategy depending on market conditions. However, there can be no assurances that any sales will occur.

Net cash flows used in financing activities increased from $91,224 in 2013 to $326,339 in 2014 primarily due to the prepayment of $202,627 of secured mortgage indebtedness and increased dividends to shareholders between years. Net cash flows from financing activities changed from net cash provided by financing activities of $116,440 in 2012 to net

Post Properties, Inc.	45
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

cash used in financing activities of $91,224 in 2013 primarily due to treasury stock purchases and higher dividends in 2013 as well as higher net proceeds from debt financing activities in 2012 and higher proceeds from the sale of common stock in 2012. In 2015, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under its at-the-market equity program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures, and no debt is scheduled to mature in 2015.

Since 1993, the Company has elected to be taxed as a REIT under the Internal Revenue Code. Management currently intends to continue operating the Company as a REIT in 2015. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For 2014, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In May 2014, the Company’s board of directors increased the quarterly dividend rate from $0.36 to $0.40 per common share. The Company currently expects to at least maintain the quarterly dividend payment rate to common shareholders of $0.40 per common share for 2015. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

To the extent the Company continues to pay dividends at rates determined by the board of directors, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company may also use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status, and the Company’s regular quarterly dividend payments to common and preferred shareholders were deemed sufficient to distribute its 2014 taxable income to shareholders.

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

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales for 2014, 2013 and 2012 were $331,578, $116,684 and $87,673, respectively. In 2012, the Company also received a distribution of net sales proceeds of $7,674 from the sale of one

Post Properties, Inc.	46
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

community held by an unconsolidated entity. In 2014, proceeds from these asset sales were used to prepay certain mortgage indebtedness, to increase available cash and cash equivalent balances and to fund development and investment activities. As of December 31, 2014, the Company had no apartment communities held for sale. The prepayment of indebtedness in 2014 resulted in losses on extinguishment of indebtedness related to prepayment penalties and the write-off of unamortized deferred financing costs in 2014.

In May 2012, the Company adopted a new at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2014, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of December 31, 2014, the Company’s aggregate pipeline of five apartment communities under development and lease-up totaled approximately $309,200, of which approximately $187,800 remained to be incurred by the Company. The Company may also begin additional developments in 2015 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures.

As of February 16, 2015, the Company had cash and cash equivalents of approximately $112,800. Additionally, the Company had no outstanding borrowings, and $122 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at December 31, 2014.

In January 2015, the Company closed the refinancing of its $330,000 unsecured lines of credit for an initial four-year term maturing in January 2019, with a one-year extension option. The refinancing reduced the current stated interest rate from London Interbank Offered Rate (LIBOR) plus 1.225%, to LIBOR plus 1.05%. The current stated annual facility fee was also reduced to 0.20% of the aggregate loan commitments. Also in January 2015, the Company closed the refinancing of its $300 million unsecured bank term loan facility which extends the maturity date from January 2018 to January 2020. The refinanced term loan facility reduced the current stated interest rate from LIBOR plus 1.70% to LIBOR plus 1.15%. The Company maintains interest rate swap agreements that fix the variable interest cost associated with this term loan facility through its prior maturity date in January 2018. The blended effective interest rate, after considering the impact of the interest rate swap arrangements, was reduced from 3.24% to 2.69% through January 2018, the termination date of the interest rate swap arrangements.

Management believes it will have adequate available cash and capacity under its unsecured revolving lines of credit to execute its 2015 business plan and meet its short-term liquidity requirements. The Company also currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the multi-family sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Post Properties, Inc.	47
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2014, was as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term fixed rate debt (1)	$726,292	$30,092	$208,680	$212,924	$274,596
Term loan, lines of credit (variable rate) and interest rate swap arrangements (1)(2)	329,824	9,777	19,553	300,494	-
Operating leases (3)	66,868	626	1,264	1,288	63,690
Development and construction obligations (4)	189,000	117,905	71,095	-	-
Other long-term obligations (5)	13,353	9,952	3,243	58	100

Total	$1,325,337	$168,352	$303,835	$514,764	$338,386

(1)	Amounts include principal and interest payments.
(2)

At December 31, 2014, the Company had no outstanding borrowings but had issued letters of credit to third parties totaling $122 under its line of credit facility arrangements. The terms of the interest rate swap arrangements are discussed below under “Off-Balance Sheet Arrangements.”

(3)	Primarily includes a ground lease underlying one apartment community owned by the Company.
(4)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2014, including amounts due under general construction contracts.
(5)

Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain advertising and other contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $29,757, $36,531 and $28,015 in 2014, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

At December 31, 2014, the Company held investments in two unconsolidated entities that own four apartment communities. The Company held 25% to 35% equity interests in these apartment LLCs. These unconsolidated entities have third party mortgage indebtedness totaling $177,723 at December 31, 2014. The Company’s share of this indebtedness totaled $49,531 at December 31, 2014.

The Company had issued letters of credit to third parties totaling $122 under its syndicated line of credit facility at December 31, 2014.

At December 31, 2014, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 that requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4 to the consolidated financial statements) and terminate in January 2018. If the Company had been required to terminate and settle these Interest Rate Swaps as of December 31, 2014, the termination payment by the Company would have been approximately $3,686.

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2014 is included in note 4 to the consolidated financial statements. There were no issuances of secured or unsecured debt in 2014. However, in 2014, the Company prepaid secured mortgage indebtedness totaling $202,627. In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of an apartment community sale. The indebtedness was scheduled to initially mature in February 2015, and the stated interest rate on the indebtedness was 4.88%. In September 2014, the Company prepaid $82,627 of secured mortgage indebtedness using the net proceeds from the sale of two apartment communities. The prepaid mortgage indebtedness consisted of two mortgages, each encumbering the apartment communities sold. The indebtedness was scheduled to initially mature in 2018 and 2019, and the stated interest rates on the indebtedness were 5.84% and 5.61%, respectively. In conjunction with these prepayments, the Company recognized extinguishment losses of $18,357 ($16,620, net of noncontrolling interest) in 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Stock and Debt Programs

In May 2012, the Company adopted a new at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2014, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used previous at-the-market equity programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017. In 2013, the Company repurchased 550 shares of common stock under a previous program at an average price per share of $45.08 for an aggregate costs of $24,800.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for 2014, 2013 and 2012 are summarized as follows:

	Year ended December 31,
	2014	2013	2012
New community development and acquisition activity (1)	$71,104	$165,286	$219,611
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	7,677	5,965	3,730
Other community additions and improvements (3)	8,137	15,893	8,115
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	13,943	14,673	16,170
Corporate additions and improvements	3,914	1,357	585

	$104,775	$203,174	$248,211

Other Data
Capitalized interest	$3,115	$3,962	$5,534

Capitalized development and associated costs (5)	$2,794	$2,900	$3,755

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

Current Development Activity

At December 31, 2014, the Company had 1,705 apartment units in five communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 12/31/2014	Quarter of First Units Available	Estimated Quarter of Stabilized Occup. (4)	Percent Leased (5)
Substantially complete, in lease-up
Post 510™	Houston, TX	242	857	-	$34.4	$166	$34.4	1Q 2014	1Q 2015	95.0%
Under construction
Post Alexander™, II	Atlanta, GA	340	830	-	75.5	268	46.3	2Q 2015	4Q 2016	N/A
Post Galleria™	Houston, TX	388	867	-	80.7	240	19.9	3Q 2016	4Q 2017	N/A
Post Parkside™ at Wade, II	Raleigh, NC	391	872	-	53.0	155	10.5	1Q 2016	2Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	10.3	1Q 2017	2Q 2018	N/A

Total		1,705		5,800	$309.2		$121.4

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of February 16, 2015.

Post Properties, Inc.	50
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Inflation

For each of the last three years and as of December 31, 2014, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2014	2013	2012
Net income available to common shareholders	$211,432	$106,846	$80,251
Noncontrolling interests - Operating Partnership	509	279	217
Depreciation on consolidated real estate assets	83,599	84,841	78,737
Depreciation on real estate assets held in unconsolidated entities	1,181	1,164	1,199
Gains on sales of depreciable real estate assets	(187,825)	(28,380)	-
Noncontrolling interest share of gains on sales of depreciable real estate assets	24,074	-	-
Gain on sale of retail condominium	(281)	-	-
Gain on sale of apartment community - unconsolidated entities	-	-	(6,055)
Non-cash impairment charge on depreciable real estate	450	-	-

Funds from operations available to common shareholders and unitholders (1)	$133,139	$164,750	$154,349

Weighted average shares outstanding - basic (2)	54,387	54,456	53,948
Weighted average shares and units outstanding - basic (2)	54,517	54,598	54,095
Weighted average shares outstanding - diluted (2)	54,478	54,628	54,258
Weighted average shares and units outstanding - diluted (2)	54,608	54,770	54,405

(1)

FFO for 2014, included losses on the early extinguishment of indebtedness of $18,357, $16,620 net of noncontrolling interest. FFO for 2014 also included other costs of $1,816. FFO for 2013 included severance, impairment and other costs of $2,417. FFO for 2012 included losses on the early extinguishment of indebtedness of $4,318.

(2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 91, 172 and 310 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 125, 120 and 127 in 2014, 2013 and 2012, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.	52
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2014, the Company had no outstanding variable rate debt tied to LIBOR under aggregate $330,000 line of credit arrangements. At December 31, 2014, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 3.24% at December 31, 2014. As discussed below, the Term Loan was refinanced in January 2015 and the effective blended rate, after considering the impact of the interest rate swaps, was reduced to 2.69% through January 2018. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value (3)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$2,922	$3,071	$153,296	$3,502	$179,668	$250,000	$592,459	$620,641

Average interest rate	6.0%	6.0%	4.8%	6.0%	6.0%	3.4%	4.6%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1)	-	-	-	-	-	-	-	-
Term loan (2)	-	-	-	300,000	-	-	300,000	304,983

Total floating rate debt	-	-	-	300,000	-	-	300,000	304,983

Total debt	$2,922	$3,071	$153,296	$303,502	$179,668	$250,000	$892,459	$925,624

(1)

Interest on the cash management and syndicated lines of credit is based on LIBOR plus 1.225% at December 31, 2014. At December 31, 2014, the one-month LIBOR rate was 0.17%. See “Liquidity and Capital Resources” above where the refinancing of the Company’s unsecured lines of credit in January 2015 is discussed further. The interest rate on the amended syndicated line and cash management line of credit was lowered to LIBOR plus 1.05% in January 2015. The maturity date on the amended lines of credit was extended to January 2019, and includes a one-year extension option to January 2020.

(2)

The interest rate on the Term Loan is based on LIBOR plus 1.70% at December 31, 2014. The interest rate under the Term Loan is effectively fixed at a rate of 3.24% at December 31, 2014 through the use of four interest rate swap arrangements with notional amounts totaling $300,000 as described in the table below. The Term Loan was refinanced in January 2015. The interest rate on the amended $300,000 term loan was lowered to

Post Properties, Inc.	53
Post Apartment Homes, L.P.

LIBOR plus 1.15% and the maturity date was extended from January 2018 to January 2020. Subsequent to the refinancing in January 2015, the interest rate on the amended term loan will be effectively fixed at a rate of 2.69% through January 2018 through the use of the four interest rate swap arrangements described in the table below.

(3)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2014.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
						Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000(1)	1.55%	one-month LIBOR	1/19/2018	$ (2,912)

Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000(2)	1.50%	one-month LIBOR	1/19/2018	$ (773)

						$ (3,685)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 1 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. The Company has no floating rate LIBOR-based borrowings outstanding as of December 31, 2014, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in notes 18 and 19 of the Notes to Consolidated Financial Statements.

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

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

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
Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework (2013), the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and accumulated earnings, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Post Properties, Inc.	58

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations during the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2015

Post Properties, Inc.	59

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2014	2013
Assets
Real estate assets
Land	$317,077	$327,270
Building and improvements	2,323,626	2,408,906
Furniture, fixtures and equipment	304,534	291,027
Construction in progress	86,971	74,064
Land held for future investment	33,197	61,768

	3,065,405	3,163,035
Less: accumulated depreciation	(937,310)	(913,018)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	672	-
For-sale condominiums	-	1,122

Total real estate assets	2,128,767	2,251,139
Investments in and advances to unconsolidated real estate entities	4,059	4,056
Cash and cash equivalents	140,512	82,110
Restricted cash	3,572	4,712
Deferred financing costs, net	5,117	8,495
Other assets	29,771	31,165

Total assets	$2,311,798	$2,381,677

Liabilities, redeemable common units and equity
Indebtedness	$892,459	$1,098,734
Accounts payable, accrued expenses and other	70,616	73,431
Investments in unconsolidated real estate entities	16,624	16,687
Dividends and distributions payable	21,852	17,928
Accrued interest payable	4,229	5,157
Security deposits and prepaid rents	12,972	10,888

Total liabilities	1,018,752	1,222,825

Redeemable common units	7,086	6,121

Commitments and contingencies
Equity
Company shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,632 and 54,629 shares issued and 54,509 and 54,191 shares outstanding at December 31, 2014 and 2013, respectively	546	546
Additional paid-in-capital	1,114,851	1,111,861
Accumulated earnings	185,001	66,138
Accumulated other comprehensive income (loss)	(3,675)	(3,419)

	1,296,732	1,175,135
Less common stock in treasury, at cost, 207 and 519 shares at December 31, 2014 and 2013, respectively	(10,772)	(22,188)

Total Company shareholders’ equity	1,285,960	1,152,947
Noncontrolling interests - consolidated real estate entities	-	(216)

Total equity	1,285,960	1,152,731

Total liabilities, redeemable common units and equity	$2,311,798	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	60

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues
Rental	$355,583	$341,902	$311,021
Other property revenues	21,237	19,963	18,463
Other	992	872	850

Total revenues	377,812	362,737	330,334

Expenses
Property operating and maintenance (exclusive of items shown separately below)	162,959	155,261	141,775
Depreciation	84,759	85,608	79,367
General and administrative	17,898	17,245	16,342
Investment and development	2,366	1,755	1,317
Other investment costs	768	1,324	1,401
Severance, impairment and other	2,266	2,417	-

Total expenses	271,016	263,610	240,202

Operating income	106,796	99,127	90,132
Interest income	135	77	393
Interest expense	(40,286)	(44,704)	(46,028)
Amortization of deferred financing costs	(2,282)	(2,573)	(2,695)
Net gains on condominium sales activities	2,545	27,944	36,273
Equity in income of unconsolidated real estate entities, net	1,788	2,090	7,995
Other income (expense), net	19	(839)	1,034
Net loss on extinguishment of indebtedness	(18,357)	-	(4,318)

Income from continuing operations, before gains on sales of real estate assets	50,358	81,122	82,786
Gains on sales of real estate assets	187,825	-	-

Income from continuing operations	238,183	81,122	82,786

Discontinued operations
Income from discontinued property operations	-	1,418	1,505
Gains on sales of real estate assets	-	28,380	-

Income from discontinued operations	-	29,798	1,505

Net income	238,183	110,920	84,291
Noncontrolling interests - consolidated real estate entities	(22,554)	(107)	(135)
Noncontrolling interests - Operating Partnership	(509)	(279)	(217)

Net income available to the Company	215,120	110,534	83,939
Dividends to preferred shareholders	(3,688)	(3,688)	(3,688)

Net income available to common shareholders	$211,432	$106,846	$80,251

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$3.89	$1.42	$1.46
Income from discontinued operations	-	0.55	0.03

Net income available to common shareholders	$3.89	$1.96	$1.49

Weighted average common shares outstanding - basic	54,262	54,336	53,821

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$3.88	$1.41	$1.45
Income from discontinued operations	-	0.54	0.03

Net income available to common shareholders	$3.88	$1.96	$1.48

Weighted average common shares outstanding - diluted	54,353	54,508	54,131

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	61

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Net income	$238,183	$110,920	$84,291
Net change in derivative financial instruments	(257)	8,282	(9,069)

Total comprehensive income	237,926	119,202	75,222
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(22,554)	(107)	(135)
Operating Partnership	(508)	(301)	(194)

Total Company comprehensive income	$214,864	$118,794	$74,893

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	62

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	(No. of Shares)	(No. of Shares)
Equity and Accum. Earnings, December 31, 2011	868	52,988	$9	$530	$1,053,612	$-	$(2,633)	$(4,000)	$ 1,047,518	$5	$1,047,523
Comprehensive income (loss)	-	-	-	-	-	83,939	(9,046)	-	74,893	135	75,028
Sales of common stock, net	-	550	-	6	25,451	-	-	-	25,457	-	25,457
Employee stock purchase, stock option and other plan issuances	-	919	-	9	25,339	-	-	66	25,414	-	25,414
Conversion of redeemable common units for shares	-	13	-	-	438	-	-	153	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	-	-	(416)	-	-	-	(416)	-	(416)
Stock-based compensation	-	-	-	-	2,930	-	-	-	2,930	-	2,930
Dividends to preferred shareholders	-	-	-	-	-	(3,688)	-	-	(3,688)	-	(3,688)
Dividends to common shareholders ($0.97 per share)	-	-	-	-	-	(52,551)	-	-	(52,551)	-	(52,551)
Distributions to noncontrolling interests -consolidated real estate entities	-	-	-	-	-	-	-	-	-	(234)	(234)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(434)	-	-	(434)	-	(434)

Equity and Accum. Earnings, December 31, 2012	868	54,470	9	545	1,107,354	27,266	(11,679)	(3,781)	1,119,714	(94)	1,119,620
Comprehensive income (loss)	-	-	-	-	-	110,534	8,260	-	118,794	107	118,901
Employee stock purchase, stock option and other plan issuances	-	263	-	1	1,061	(1,542)	-	6,029	5,549	-	5,549
Conversion of redeemable common units for shares	-	8	-	-	-	(10)	-	364	354	-	354
Adjustment for ownership interest of redeemable common units	-	-	-	-	(192)	-	-	-	(192)	-	(192)
Stock-based compensation	-	-	-	-	3,638	-	-	-	3,638	-	3,638
Treasury stock acquisitions	-	(550)	-	-	-	-	-	(24,800)	(24,800)		(24,800)
Dividends to preferred shareholders	-	-	-	-	-	(3,688)	-	-	(3,688)	-	(3,688)
Dividends to common shareholders ($1.24 per share)	-	-	-	-	-	(67,433)	-	-	(67,433)	-	(67,433)
Distributions to noncontrolling interests -consolidated real estate entities	-	-	-	-	-	-	-	-	-	(229)	(229)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	1,011	-	-	1,011	-	1,011

Equity and Accum. Earnings, December 31, 2013	868	54,191	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$ 1,152,947	$(216)	$1,152,731

Post Properties, Inc.	63

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	(No. of Shares)	(No. of Shares)
Equity & Accum. Earnings, December 31, 2013	868	54,191	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$ 1,152,947	$(216)	$1,152,731
Comprehensive income	-	-	-	-	-	215,120	(256)	-	214,864	22,554	237,418
Employee stock purchase, stock option and other plan issuances	-	304	-	-	(701)	(6,663)	-	10,758	3,394	-	3,394
Conversion of redeemable common units for shares	-	14	-	-	126	-	-	658	784	-	784
Adjustment for ownership interest of redeemable common units	-	-	-	-	(425)	-	-	-	(425)	-	(425)
Stock-based compensation	-	-	-	-	3,990	-	-	-	3,990	-	3,990
Dividends to preferred shareholders	-	-	-	-	-	(3,688)	-	-	(3,688)	-	(3,688)
Dividends to common shareholders ($1.56 per share)	-	-	-	-	-	(84,901)	-	-	(84,901)	-	(84,901)
Distributions to noncontrolling interestsconsolidated real estate entities	-	-	-	-	-	-	-	-	-	(22,338)	(22,338)
Adjustment to redemption value of redeemable common units	-	-	-	-	-	(1,005)	-	-	(1,005)	-	(1,005)

Equity & Accum. Earnings, December 31, 2014	868	54,509	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$ 1,285,960	$-	$1,285,960

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	64

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$238,183	$110,920	$84,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,759	86,135	80,145
Amortization of deferred financing costs	2,282	2,573	2,695
Net gains on sales of real estate assets	(190,370)	(56,324)	(36,273)
Other, net	256	2,142	585
Impairment charges	450	400	-
Equity in income of unconsolidated entities, net	(1,788)	(2,090)	(7,995)
Distributions of earnings of unconsolidated entities	2,077	2,865	3,236
Stock-based compensation	4,000	3,647	2,937
Net loss on extinguishment of indebtedness	18,357	-	4,318
Changes in assets, decrease (increase) in:
Other assets	2,184	(3,524)	(812)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(928)	(564)	536
Accounts payable and accrued expenses	941	2,154	598
Prepaid rents and other	2,936	2,040	(72)

Net cash provided by operating activities	163,339	150,374	134,189

Cash Flows From Investing Activities
Development and construction of real estate assets	(72,282)	(123,422)	(133,379)
Acquisition of communities	-	(48,399)	(73,963)
Proceeds from sales of real estate assets	331,578	116,684	87,673
Capitalized interest	(3,115)	(3,962)	(5,534)
Property capital expenditures	(30,052)	(36,236)	(28,015)
Corporate additions and improvements	(3,914)	(1,357)	(585)
Proceeds from (investments in) unconsolidated entities	(447)	-	7,821
Other investing activities	(366)	954	967

Net cash provided by (used in) investing activities	221,402	(95,738)	(145,015)

Cash Flows From Financing Activities
Lines of credit proceeds	90,463	-	104,632
Lines of credit repayments	(90,463)	-	(239,632)
Proceeds from indebtedness	-	-	550,000
Payments on indebtedness	(206,275)	(3,730)	(282,979)
Payments of financing costs and other	(17,338)	(302)	(11,051)
Proceeds from sales of common stock	-	-	25,457
Proceeds from employee stock purchase and stock options plans	5,906	4,858	24,666
Acquisition of treasury stock and other	(2,084)	(24,800)	-
Distributions to noncontrolling interests - real estate entities	(22,338)	(229)	(234)
Distributions to noncontrolling interests - common unitholders	(196)	(166)	(139)
Dividends paid to preferred shareholders	(3,688)	(3,688)	(3,688)
Dividends paid to common shareholders	(80,980)	(63,167)	(50,592)
Other financing activities	654	-	-

Net cash provided by (used in) financing activities	(326,339)	(91,224)	116,440

Net increase (decrease) in cash and cash equivalents	58,402	(36,588)	105,614
Cash and cash equivalents, beginning of period	82,110	118,698	13,084

Cash and cash equivalents, end of period	$140,512	$82,110	$118,698

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	65

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the general partner of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of the general partner of Post Apartment Homes, L.P., including the general partner’s principal executive officer and principal financial officer, management of the general partner of Post Apartment Homes, L.P. conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework (2013), the management of the general partner of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2014. The effectiveness of Post Apartment Homes, L.P.’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership has changed its method of accounting for and disclosure of discontinued operations during the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2015

Post Apartment Homes, L.P.	67

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2014	2013
Assets
Real estate assets
Land	$317,077	$327,270
Building and improvements	2,323,626	2,408,906
Furniture, fixtures and equipment	304,534	291,027
Construction in progress	86,971	74,064
Land held for future investment	33,197	61,768

	3,065,405	3,163,035
Less: accumulated depreciation	(937,310)	(913,018)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	672	-
For-sale condominiums	-	1,122

Total real estate assets	2,128,767	2,251,139
Investments in and advances to unconsolidated real estate entities	4,059	4,056
Cash and cash equivalents	140,512	82,110
Restricted cash	3,572	4,712
Deferred financing costs, net	5,117	8,495
Other assets	29,771	31,165

Total assets	$2,311,798	$2,381,677

Liabilities, redeemable common units and equity
Indebtedness	$892,459	$1,098,734
Accounts payable, accrued expenses and other	70,616	73,431
Investments in unconsolidated real estate entities	16,624	16,687
Distributions payable	21,852	17,928
Accrued interest payable	4,229	5,157
Security deposits and prepaid rents	12,972	10,888

Total liabilities	1,018,752	1,222,825

Redeemable common units	7,086	6,121

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	14,057	12,715
Limited partners	1,232,186	1,100,259
Accumulated other comprehensive income (loss)	(3,675)	(3,419)

Total Operating Partnership equity	1,285,960	1,152,947
Noncontrolling interests - consolidated real estate entities	-	(216)

Total equity	1,285,960	1,152,731

Total liabilities, redeemable common units and equity	$2,311,798	$2,381,677

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	68

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2014	2013	2012
Revenues
Rental	$355,583	$341,902	$311,021
Other property revenues	21,237	19,963	18,463
Other	992	872	850

Total revenues	377,812	362,737	330,334

Expenses
Property operating and maintenance (exclusive of items shown separately below)	162,959	155,261	141,775
Depreciation	84,759	85,608	79,367
General and administrative	17,898	17,245	16,342
Investment and development	2,366	1,755	1,317
Other investment costs	768	1,324	1,401
Severance, impairment and other	2,266	2,417	-

Total expenses	271,016	263,610	240,202

Operating income	106,796	99,127	90,132
Interest income	135	77	393
Interest expense	(40,286)	(44,704)	(46,028)
Amortization of deferred financing costs	(2,282)	(2,573)	(2,695)
Net gains on condominium sales activities	2,545	27,944	36,273
Equity in income of unconsolidated real estate entities, net	1,788	2,090	7,995
Other income (expense), net	19	(839)	1,034
Net loss on extinguishment of indebtedness	(18,357)	-	(4,318)

Income from continuing operations, before gains on sales of real estate assets	50,358	81,122	82,786
Gains on sales of real estate assets	187,825	-	-

Income from continuing operations	238,183	81,122	82,786

Discontinued operations
Income from discontinued property operations	-	1,418	1,505
Gains on sales of real estate assets	-	28,380	-

Income from discontinued operations	-	29,798	1,505

Net income	238,183	110,920	84,291
Noncontrolling interests - consolidated real estate entities	(22,554)	(107)	(135)

Net income available to the Operating Partnership	215,629	110,813	84,156
Distributions to preferred unitholders	(3,688)	(3,688)	(3,688)

Net income available to common unitholders	$211,941	$107,125	$80,468

Per common unit data - Basic
Income from continuing operations (net of preferred distributions)	$3.89	$1.42	$1.46
Income from discontinued operations	-	0.55	0.03

Net income available to common unitholders	$3.89	$1.96	$1.49

Weighted average common units outstanding—basic	54,392	54,478	53,968

Per common unit data - Diluted
Income from continuing operations (net of preferred distributions)	$3.88	$1.41	$1.45
Income from discontinued operations	-	0.54	0.03

Net income available to common unitholders	$3.88	$1.96	$1.48

Weighted average common units outstanding—diluted	54,483	54,650	54,278

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	69

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year ended December 31,
	2014	2013	2012
Net income	$238,183	$110,920	$84,291
Net change in derivative financial instruments	(257)	8,282	(9,069)

Total comprehensive income	237,926	119,202	75,222
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	(22,554)	(107)	(135)

Total Operating Partnership comprehensive income	$215,372	$119,095	$75,087

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	70

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners
	(No. of Units)	(No. of Units)
Equity, December 31, 2011	868	53,144	$43,392	$11,662	$995,097	$(2,633)	$1,047,518	$5	$1,047,523
Comprehensive income (loss)	-	-	3,688	804	79,447	(9,046)	74,893	135	75,028
Contributions from the Company related to sales of Company common stock	-	550	-	255	25,202	-	25,457	-	25,457
Contributions from the Company related to employee stock purchase, stock option and other plans	-	919	-	254	25,160	-	25,414	-	25,414
Conversion of redeemable common units	-	-	-	-	591	-	591	-	591
Adjustment for ownership interest of redeemable common units	-	-	-	-	(416)	-	(416)	-	(416)
Redeption of preferred units	-	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	29	2,901	-	2,930	-	2,930
Distributions to preferred unitholders	-	-	(3,688)	-	-	-	(3,688)	-	(3,688)
Distributions to common unitholders ($0.97 per unit)	-	-	-	(527)	(52,024)	-	(52,551)	-	(52,551)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(234)	(234)
Adjustment to redemption value of redeemable common units	-	-	-	-	(434)	-	(434)	-	(434)

Equity, December 31, 2012	868	54,613	43,392	12,477	1,075,524	(11,679)	1,119,714	(94)	1,119,620
Comprehensive income (loss)	-	-	3,688	1,071	105,775	8,260	118,794	107	118,901
Contributions from the Company related to employee stock purchase, stock option and other plans	-	263	-	55	5,494	-	5,549	-	5,549
Conversion of redeemable common units	-	-	-	-	354	-	354	-	354
Adjustment for ownership interest of redeemable common units	-	-	-	-	(192)	-	(192)	-	(192)
Equity-based compensation	-	-	-	36	3,602	-	3,638	-	3,638
Acquisition of common units	-	(550)	-	(248)	(24,552)	-	(24,800)	-	(24,800)
Distributions to preferred unitholders	-	-	(3,688)	-	-	-	(3,688)	-	(3,688)
Distributions to common unitholders ($1.24 per unit)	-	-	-	(676)	(66,757)	-	(67,433)	-	(67,433)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(229)	(229)
Adjustment to redemption value of redeemable common units	-	-	-	-	1,011	-	1,011	-	1,011

Equity, December 31, 2013	868	54,326	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731

Post Apartment Homes, L.P.	71

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners
	(No. of Units)	(No. of Units)
Equity, December 31, 2013	868	54,326	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	-	-	3,688	2,119	209,313	(256)	214,864	22,554	237,418
Contributions from the Company related to employee stock purchase, stock option and other plans	-	304	-	34	3,360	-	3,394	-	3,394
Conversion of redeemable common units	-	-	-	-	784	-	784	-	784
Adjustment for ownership interest of redeemable common units	-	-	-	-	(425)	-	(425)	-	(425)
Equity-based compensation	-	-	-	40	3,950	-	3,990	-	3,990
Distributions to preferred unitholders	-	-	(3,688)	-	-	-	(3,688)	-	(3,688)
Distributions to common unitholders ($1.56 per unit)	-	-	-	(851)	(84,050)	-	(84,901)	-	(84,901)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(22,338)	(22,338)
Adjustment to redemption value of redeemable common units	-	-	-	-	(1,005)	-	(1,005)	-	(1,005)

Equity, December 31, 2014	868	54,630	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$-	$1,285,960

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	72

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$238,183	$110,920	$84,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,759	86,135	80,145
Amortization of deferred financing costs	2,282	2,573	2,695
Net gains on sales of real estate assets	(190,370)	(56,324)	(36,273)
Other, net	256	2,142	585
Impairment charges	450	400	-
Equity in income of unconsolidated entities, net	(1,788)	(2,090)	(7,995)
Distributions of earnings of unconsolidated entities	2,077	2,865	3,236
Equity-based compensation	4,000	3,647	2,937
Net loss on extinguishment of indebtedness	18,357	-	4,318
Changes in assets, decrease (increase) in:
Other assets	2,184	(3,524)	(812)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(928)	(564)	536
Accounts payable and accrued expenses	941	2,154	598
Prepaid rents and other	2,936	2,040	(72)

Net cash provided by operating activities	163,339	150,374	134,189

Cash Flows From Investing Activities
Development and construction of real estate assets	(72,282)	(123,422)	(133,379)
Acquisition of communities	-	(48,399)	(73,963)
Proceeds from sales of real estate assets	331,578	116,684	87,673
Capitalized interest	(3,115)	(3,962)	(5,534)
Property capital expenditures	(30,052)	(36,236)	(28,015)
Corporate additions and improvements	(3,914)	(1,357)	(585)
Proceeds from (investments in) unconsolidated entities	(447)	-	7,821
Other investing activities	(366)	954	967

Net cash provided by (used in) investing activities	221,402	(95,738)	(145,015)

Cash Flows From Financing Activities
Lines of credit proceeds	90,463	-	104,632
Lines of credit repayments	(90,463)	-	(239,632)
Proceeds from indebtedness	-	-	550,000
Payments on indebtedness	(206,275)	(3,730)	(282,979)
Payments of financing costs and other	(17,338)	(302)	(11,051)
Contributions from the Company related to stock sales, employee stock purchase and stock option plans	5,906	4,858	50,123
Redemption of common units and other	(2,084)	(24,800)	-
Distributions to noncontrolling interests - real estate entities	(22,338)	(229)	(234)
Distributions to noncontrolling interests - non-Company common unitholders	(196)	(166)	(139)
Distributions to preferred unitholders	(3,688)	(3,688)	(3,688)
Distributions to common unitholders	(80,980)	(63,167)	(50,592)
Other financing activities	654	-	-

Net cash provided by (used in) financing activities	(326,339)	(91,224)	116,440

Net increase (decrease) in cash and cash equivalents	58,402	(36,588)	105,614
Cash and cash equivalents, beginning of period	82,110	118,698	13,084

Cash and cash equivalents, end of period	$140,512	$82,110	$118,698

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	73

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

At December 31, 2014, the Company had interests in 22,994 apartment units in 58 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,705 apartment units in five communities currently under development or in lease-up. At December 31, 2014, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At December 31, 2014, the Company had outstanding 54,509 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 121 at December 31, 2014 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for the year ended December 31, 2014, and 99.7% for the years ended December 31, 2013 and 2012.

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
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

these entities is included in consolidated net income. All inter-company accounts and transactions have been eliminated in consolidation. The Company’s noncontrolling interest of common unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” In periods prior to the sale of the Company’s final condominium in the first quarter of 2014, the Company recognized condominium sales under the deposit method based on an evaluation of the factors specified in ASC 360-20. Under ASC Topic 360-20, the Company used the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs were used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, cumulative project cost of sale allocations and the resulting profits were adjusted to reflect changes in the actual and estimated costs and revenues of each project.

For condominium communities, the operating results and associated gains and losses are reflected on the consolidated statement of operations in the caption titled “Net gains on condominium sales activities.”

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

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.6%, 4.6% and 5.4% in 2014, 2013 and 2012, respectively. Aggregate interest costs capitalized to projects under development or construction were $3,115, $3,962 and $5,534, respectively. Internal development and construction

Post Properties, Inc.	75
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $2,794, $2,900 and $3,755 in 2014, 2013 and 2012, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

For cash flow statement purposes, the Company classified capital expenditures for developed condominium communities in investing activities in the caption titled, “Development and construction of real estate assets.” Likewise, the proceeds from the sales of condominiums are included in investing activities in the caption titled, “Proceeds from the sale of real estate assets.”

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

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” The Company measures its derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rate changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Georgia, Florida, Virginia, Maryland and North Carolina.

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

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. At December 31, 2014 and 2013, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 5) and (2) noncontrolling interests related to its consolidated real estate entities (none as of December 31, 2014).

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

Recently issued accounting pronouncements

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

Supplemental cash flow information

Supplemental cash flow information for 2014, 2013 and 2012 was as follows:

	Year ended December 31,
	2014	2013	2012
Interest paid, net of interest capitalized	$41,214	$45,557	$45,883
Interest paid, including interest capitalized	44,329	49,519	51,417
Income tax payments, net	1,166	1,192	3
Non-cash investing and financing activities:
Dividends and distributions payable	21,852	17,928	13,653
Conversions of redeemable common units	784	354	591
Common stock 401k matching contribution	658	670	639
Construction and property capital expenditure cost accruals, increase (decrease)	(2,821)	(8,435)	7,422
Adjustments to equity related to redeemable common units and other, net increase (decrease)	(2,538)	819	(850)

2.	REAL ESTATE ACTIVITIES

Acquisitions

In May 2013, the Company acquired a 300-unit apartment community located in Orlando, Florida for a purchase price of approximately $48,500. The purchase price of this community was allocated to land ($4,377), building improvements and equipment ($43,724) and identified lease related intangible assets ($399) based on their estimated fair values.

Dispositions

Assets held for sale/sold subsequent to January 1, 2014

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. In 2014, the Company classified three apartment communities, containing 645 units, as held for sale. In May 2014, one of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of approximately $71,750. The Company recognized a gain of $36,092 on the sale of this community. In September 2014, two additional communities, located in New York, New York, containing 337 units, were sold for gross proceeds of approximately $270,000. One of these communities was held in a consolidated entity, 68% owned by the Company. The Company recognized gains of $151,733 ($127,659 net of noncontrolling interests) on the sale of these communities. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities. There were no apartment communities classified as held for sale at December 31, 2014.

Under ASU 2014-08 (see note 1), the Company determined that the three apartment communities discussed above did not meet the criteria requiring separate reporting as discontinued operations. As a result, the operations of these communities and the resulting gains on sales of the three apartment communities are reported in continuing operations for all periods presented. Total revenues and property net operating income of these assets is included in the segment information (see note 15) under the segment caption titled, “Held for sale and sold communities.” The net income and net income attributable to the Company, including gains on sales of real estate assets and debt extinguishment losses related to these communities for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012
Net income	$176,041	$2,717	$2,916

Net income, net of noncontrolling interest	$153,456	$2,610	$2,781

Post Properties, Inc.	79
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Assets held for sale/sold prior to January 1, 2014

Prior to the adoption of ASU 2014-08 and under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains and losses on the sale of these assets were included in discontinued operations.

In 2013, the Company recognized net gains in discontinued operations of $28,380 from the sale of one apartment community, containing 342 units. This sale generated aggregate gross proceeds of $47,500. Income from discontinued operations included the results of operations of the apartment community through its sale date in October 2013. The revenues and expenses for this community in 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012
Revenues
Rental	$3,557	$4,155
Other property revenues	356	422

Total revenues	3,913	4,577

Expenses
Property operating and maintenance	1,679	1,903
Depreciation	527	778
Interest	289	391

Total expenses	2,495	3,072

Income from discontinued property operations	$1,418	$1,505

Condominium activities

In prior years and through the first quarter of 2014, the Company sold condominium homes at two wholly owned condominium communities, one in Atlanta, Georgia (the “Atlanta Condominium Project”) and one in Austin, Texas (the “Austin Condominium Project”). The Austin Condominium Project completed its sell-out in the second quarter of 2013, and the Atlanta Condominium Project completed the sale of its final unit in March 2014.

The revenues, costs and expenses associated with consolidated condominium activities included in continuing operations in 2014, 2013 and 2012 was as follows:

	Year ended December 31,
	2014	2013	2012
Condominium revenues	$2,442	$68,168	$89,698
Condominium costs and expenses	(178)	(40,224)	(54,037)

Net gains on sales of residential condominiums	2,264	27,944	35,661
Net gain on sale of retail condominium	281	-	-
Income tax benefit	-	-	612

Net gains on sales of condominiums	$2,545	$27,944	$36,273

The Company closed one, 62 and 96 condominium homes in 2014, 2013 and 2012, respectively, at these condominium communities. In 2014, the Company recognized a reduction to condominium warranty and related obligations of $1,454 associated with the anticipated resolution and final settlement of certain obligations during the year. Additionally in 2014, the Company sold a retail condominium, representing a portion of the available retail space at the Austin Condominium Project and recognized a net gain of $281. At December 31, 2014, the Company had the remaining retail condominiums at the Austin Condominium Project, with a net carrying value of $672, classified as held for sale. In February 2015, the retail condominiums were sold for gross proceeds of approximately $2,500, and the Company recognized a net gain of approximately $1,750. In 2012, the Company recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years by the Company’s taxable REIT subsidiaries.

Post Properties, Inc.	80
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2014, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At December 31, 2014 and 2013, the Company’s investment in the 35% owned Apartment LLC totaled $4,059 and $4,056, respectively, excluding the credit investments discussed below. The excess of the Company’s investment over its equity in the underlying net assets of this Apartment LLC was approximately $2,646 at December 31, 2014. The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company’s investment in the 25% owned Apartment LLC at December 31, 2014 and 2013 reflects a credit investment of $16,624 and $16,687, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2014	2013
Real estate assets, net of accumulated depreciation of $49,153 and $43,649 at December 31, 2014 and 2013, respectively	$208,493	$209,132
Cash and other	5,490	4,978

Total assets	$213,983	$214,110

Mortgage notes payable	$177,723	$177,723
Other liabilities	3,445	2,673

Total liabilities	181,168	180,396
Members’ equity	32,815	33,714

Total liabilities and members’ equity	$213,983	$214,110

Company’s equity investment in Apartment LLCs (1)	$(12,565)	$(12,631)

(1)	At December 31, 2014 and 2013, the Company’s equity investment includes its credit investments of $16,624 and $16,687, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2014	2013	2012
Revenues
Rental	$26,502	$25,692	$24,659
Other property revenues	1,857	1,881	1,844

Total revenues	28,359	27,573	26,503

Expenses
Property operating and maintenance	11,939	10,955	10,541
Depreciation and amortization	5,608	5,421	5,768
Interest	9,052	9,052	9,181

Total expenses	26,599	25,428	25,490

Net income (loss) from continuing operations	1,760	2,145	1,013
Income (loss) from discontinued operations	-	-	21,667

Net income	$1,760	$2,145	$22,680

Company’s share of net income in Apartment LLCs	$1,788	$2,090	$7,995

Post Properties, Inc.	81
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

At December 31, 2014, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes collectively total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

In February 2012, a 35% owned Apartment LLC sold an apartment community located in Atlanta, Georgia. The net cash proceeds from the sale of approximately $50,500 were used to retire the Apartment LLC’s outstanding mortgage note payable of $29,273 and to make distributions to its members. The results of operations and the gain on sale of the apartment community from this Apartment LLC are included in discontinued operations in the table above in 2012. The Company’s equity in income of unconsolidated entities for the year ended December 31, 2012 includes a net gain of $6,055 resulting from this transaction.

4.	INDEBTEDNESS

At December 31, 2014 and 2013, the Company’s indebtedness consisted of the following:

	Payment Terms		Maturity Date		December 31,
Description		Interest Rate			2014	2013
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022	(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.70% (2)	2018		300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99%	2019		192,459	398,734

Total					$892,459	$1,098,734

(1)	The outstanding unsecured notes mature in 2017 and 2022.
(2)

Represents stated rate at December 31, 2014. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility. At December 31, 2014, the effective blended interest rate under the Term Loan was 3.24%. As discussed below, the Company refinanced this facility in January 2015.

Debt	maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2015	$2,922
2016	3,071
2017	153,296
2018	303,502
2019	179,668
Thereafter	250,000

$892,459

Unsecured lines of credit

At December 31, 2014, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line had a stated interest rate of LIBOR plus 1.225% and matured in 2016, was provided by a syndicate of eleven financial institutions and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. In January 2015, the Company amended the $300,000 unsecured line of credit (the “Amended Syndicated Line”). The Amended Syndicated Line has a current stated interest rate of LIBOR plus 1.05% and is provided by a syndicate of nine financial institutions. The Amended Syndicated Line currently requires the payment of annual facility fees of 0.20% of the aggregate loan commitments. The Amended Syndicated Line matures in 2019 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Amended Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the

Post Properties, Inc.	82
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively. The Amended Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Amended Syndicated Line, depending on market conditions. The credit agreement for the Amended Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Amended Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2014, letters of credit to third parties totaling $122 had been issued for the account of the Company under this facility.

Additionally, at December 31, 2014, the Company had a $30,000 unsecured line of credit that carried an interest rate of LIBOR plus 1.225% and matured in 2016. In January 2015, the Company amended the $30,000 unsecured line of credit (the “Amended Cash Management Line”). The Amended Cash Management Line matures in 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Amended Syndicated Line discussed above.

In connection with the refinancing of the Amended Syndicated Line, the Amended Cash Management Line and the Term Loan (discussed below) in January 2015, the Company incurred fees and expenses of approximately $4,002. In connection with the refinancing of the Syndicated Line and Term Loan facilities in January 2015, the Company recognized an extinguishment loss of approximately $200 related to the write-off of a portion of amortized deferred loan costs.

Unsecured term loan

At December 31, 2014, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). The Term Loan carried a stated interest rate of LIBOR plus 1.70% and matured in 2018. In January 2015, the Company amended the $300,000 unsecured bank term loan (the “Amended Term Loan”). The Amended Term Loan has a current stated interest rate of LIBOR plus 1.15% and is provided by a syndicate of eight financial institutions. The Amended Term Loan matures in January 2020. The Amended Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Amended Term Loan carries other terms, including financial covenants, substantially consistent with the Amended Syndicated Line discussed above. As discussed in note 14, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan was 3.24% as of December 31, 2014. The effective blended interest rate on the Amended Term Loan will be 2.69% (subject to adjustment based on subsequent changes in the Company’s credit ratings) through January 2018, the termination date of the interest rate swaps.

Debt issuances, retirements and modifications

2014

In September 2014, the Company prepaid $82,627 of secured mortgage indebtedness using the net proceeds from the sale of two apartment communities (see note 2). The prepaid mortgage indebtedness consisted of two mortgages, each encumbering the apartment communities sold. The indebtedness was scheduled to initially mature in 2018 and 2019 and the stated interest rates on the indebtedness were 5.84% and 5.61%, respectively. In conjunction with these prepayments, the Company recognized extinguishment losses of $14,070 ($12,333, net of noncontrolling interest) in 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness using available cash and line of credit borrowings, which were largely repaid from the net proceeds of an apartment community sale (see note 2). The indebtedness was scheduled to initially mature in February 2015, and the stated interest rate on the indebtedness was 4.88%. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 in 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Post Properties, Inc.	83
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

2013

There were no issuances or retirements of indebtedness in 2013.

Debt compliance and other

The Company’s Amended Syndicated Line, Amended Cash Management Line, Amended Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at December 31, 2014.

The aggregate net book value at December 31, 2014 of property pledged as collateral for indebtedness amounted to approximately $121,144.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

The Company has an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At December 31, 2014, the Company had not used this program and had 4,000 shares remaining for issuance. Sales of common stock under a previous ATM program totaled 550 shares for gross process of $26,153 in 2012. The average gross sales price per share was $47.55 in 2012. The Company’s net proceeds of $25,457 in 2012 were contributed to the Operating Partnership in exchange for a like number of common units. The Company and the Operating Partnership used the proceeds from this program for general corporate purposes.

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017. Under a previous program, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08 in 2013. There were no shares of common stock repurchased in 2014 or 2012 under this program or a previous stock repurchase program.

Preferred stock

At December 31, 2014, the Company had one outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price (1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)
Series A	868	$50.00	10/01/26	$50.00	8.5%	$4.25

(1)	The redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2014 and 2013, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $7,086 and $6,121, respectively, representing their fair value at the respective dates. In prior periods, the Company had noncontrolling interests in consolidated real estate entities that met the criterion to be classified and accounted for as a component of permanent equity.

Post Properties, Inc.	84
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s redeemable common units for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012
Redeemable common units, beginning of period	$6,121	$7,159	$6,840
Comprehensive income	508	301	194
Conversion of redeemable common units for shares	(784)	(354)	(591)
Adjustment for ownership interest of redeemable common units	425	192	416
Stock-based compensation	10	9	7
Distributions to common unitholders	(199)	(175)	(141)
Adjustment to redemption value of redeemable common units	1,005	(1,011)	434

Redeemable common units, end of period	$7,086	$6,121	$7,159

6.	COMPANY EARNINGS PER SHARE

In 2014, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations available to common shareholders of the Company was as follows:

	Year ended December 31,
	2014	2013	2012
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$238,183	$81,122	$82,786
Noncontrolling interests - consolidated real estate entities	(22,554)	(107)	(135)
Noncontrolling interests - Operating Partnership	(509)	(202)	(213)
Preferred stock dividends	(3,688)	(3,688)	(3,688)
Unvested restricted stock (allocation of earnings)	(481)	(170)	(183)

Income from continuing operations available to common shareholders	$210,951	$76,955	$78,567

Common shares (denominator):
Weighted average shares outstanding - basic	54,262	54,336	53,821
Dilutive shares from stock options	91	172	310

Weighted average shares outstanding - diluted	54,353	54,508	54,131

Per-share amount:
Basic	$3.89	$1.42	$1.46

Diluted	$3.88	$1.41	$1.45

Stock options to purchase 60, 186 and 158 shares of common stock in 2014, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

Post Properties, Inc.	85
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

In 2014, 2013 and 2012, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations available to common unitholders of the Operating Partnership was as follows:

	Year ended December 31,
	2014	2013	2012
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$238,183	$81,122	$82,786
Noncontrolling interests - consolidated real estate entities	(22,554)	(107)	(135)
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Unvested restricted stock (allocation of earnings)	(481)	(170)	(183)

Income from continuing operations available to common unitholders	$211,460	$77,157	$78,780

Common units (denominator):
Weighted average units outstanding - basic	54,392	54,478	53,968
Dilutive units from stock options	91	172	310

Weighted average units outstanding - diluted	54,483	54,650	54,278

Per-unit amount:
Basic	$3.89	$1.42	$1.46

Diluted	$3.88	$1.41	$1.45

Stock options to purchase 60, 186 and 158 shares of common stock in 2014, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

8.	SEVERENCE, IMPAIRMENT AND OTHER

Severance, impairment and other in 2014 included a non-cash asset impairment charge of $450 to write-down to fair value a commercial property (see note 14) and $1,066 related to the conclusion of the Company’s strategic initiative to upgrade the Company’s operating and financial software systems. The Company also recognized casualty losses of $750 primarily related to extreme winter conditions in many of the Company’s markets as well as fire damage at one community.

Severance, impairment and other in 2013 included severance charges of $1,189 related to the departure of an executive officer and other personnel and a non-cash asset impairment charge of $400 to write-down to fair value a parcel of land held for future investment (see note 14). The Company also recognized expenses of approximately $592 related to the upgrade of the Company’s software systems discussed above and estimated casualty losses of $236 related to fire damage sustained at one community.

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

Reconciliation of net income available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to noncontrolling interests and taxable REIT subsidiaries. A reconciliation of net income available to the Company to estimated taxable income for 2014, 2013 and 2012 is detailed below:

	2014	2013	2012
Net income available to the Company	$215,120	$110,534	$83,939
Add (subtract) net loss (income) of taxable REIT subsidiaries	(4,088)	(26,842)	(33,956)

Adjusted net income available to the Company	211,032	83,692	49,983
Book/tax depreciation difference	(5,104)	(3,770)	(2,611)
Book/tax difference in gain/loss transactions	(44,839)	(28,306)	1,804
Book/tax difference on stock-based compensation	(8,657)	(1,810)	(15,706)
Book/tax difference relating to change in tax regulations	(49,808)	-	-
Other book/tax differences, net	2,910	6,068	(1,267)

Taxable income of the Company before allocation of taxable capital gains	105,534	55,874	32,203
Income taxable as capital gains	(117,551)	-	(7,843)

Taxable ordinary income (loss) of the Company	$(12,017)	$55,874	$24,360

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for 2014, 2013 and 2012:

	2014		2013		2012
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Ordinary income	$-	-%	$1.15	99.4%	$0.53	56.6%
Capital gains	0.83	55.8	0.01	0.6	0.07	7.0
Unrecaptured Section 1250 gains	0.66	44.2	-	-	0.06	6.9
Return of capital	-	-	-	-	0.28	29.5

Total	$1.49	100.0%	$1.16	100.0%	$0.94	100.0%

(1)	The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ.

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2014, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including noncontrolling interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by approximately $150,000.

Post Properties, Inc.	87
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management and other services. These TRSs are subject to federal and state income taxes. No income tax provision (benefit) was recognized in 2014, 2013 and 2012 other than discussed below. As of December 31, 2013, the Company’s TRS had an unrecognized tax benefit of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior years TRS income tax returns. In 2014, the uncertainty surrounding this tax benefit was resolved and the benefit was recognized. The recognition of this income tax benefit is associated, in part, with the TRS simplification discussed below. In 2012, the TRSs recognized an income tax benefit of $612 related to the recovery of income taxes paid in prior years.

In 2014, the Company simplified its TRS structure. The income tax attributes associated with the former and remaining TRS structures are not material to the Company’s consolidated financial position or results of operations.

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year ended December 31,
	2014	2013	2012
Dividend yield	2.8%	2.0%	2.0%
Expected volatility	43.0%	43.1%	43.3%
Risk-free interest rate	1.8%	1.1%	1.1%
Expected option term (years)	6.0 years	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $3,165, $3,020 and $2,334 in 2014, 2013 and 2012, respectively. At December 31, 2014, there was $3,093 of unrecognized compensation cost related to restricted stock. This

Post Properties, Inc.	88
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

cost is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of restricted shares vested in 2014, 2013 and 2012 was $3,670, $2,933 and $3,892, respectively.

A summary of the activity related to the Company’s restricted stock for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014		2013		2012
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	75	$48	65	$42	84	$29
Granted (1)	63	48	75	50	59	45
Vested	(62)	47	(64)	44	(78)	30
Forfeited	-	-	(1)	50	-	-

Unvested shares, end of period	76	49	75	48	65	42

(1)	The total value of the restricted share grants in 2014, 2013 and 2012 was $3,038, $3,743 and $2,657, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. In 2014, 2013 and 2012, the Company recorded compensation expense related to stock options of $507, $463 and $380, respectively, recognized under the fair value method. At December 31, 2014, there was $465 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.8 years.

A summary of stock option activity under all plans in 2014, 2013 and 2012, is presented below:

	Year ended December 31,
	2014		2013		2011
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	539	$36	685	$34	1,501	$31
Granted	35	47	29	50	29	44
Exercised	(426)	33	(174)	29	(845)	30
Forfeited	-	-	(1)	50	-	-

Options outstanding, end of period (1)	148	46	539	36	685	34

Options exercisable, end of period (1)	86	46	486	35	617	34

Options vested and expected to vest, end of period (1)	145	46	536	36	682	34

Weighted average fair value of options granted during the period	$15.21		$17.26		$15.18

(1)

At December 31, 2014, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,827, $1,127 and $1,795, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 5.6 years, 3.6 years and 5.6 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised in 2014, 2013 and 2012 and was $8,677, $2,808 and $15,808, respectively.

Post Properties, Inc.	89
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

At December 31, 2014, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$37.04 - $46.93	80	$44	6.8	35	$42
$48.00 - $50.30	68	49	4.3	51	48

Total	148	46	5.6	86	46

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $328, $164 and $223 in 2014, 2013 and 2012, respectively.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2014, 2013 and 2012. Company contributions of $652, $658 and $670 were made to the 401K Plan in 2014, 2013 and 2012, respectively. Contributions for 2014 were made in cash. Contributions for 2013 and 2012 were made in the Company’s common stock.

12.	COMMITMENTS AND CONTINGENCIES

Land and equipment leases

The Company is party to two ground leases expiring in 2038 and 2074 for two separate operating communities as well as to other facility, office, equipment and other operating leases with terms expiring through 2057. One of the ground leases contains stated rent increases that generally compensate for the impact of inflation. The other ground lease does not contain any escalating payments. Future minimum lease payments for non-cancelable land, equipment and other leases at December 31, 2014, were as follows:

2015	$625
2016	627
2017	637
2018	637
2019	651
2020 and thereafter	63,690

The Company incurred $3,639, $3,542 and $3,738 of rent expense, including rent expense under short-term rental and lease arrangements, in 2014, 2013 and 2012, respectively.

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

In 2014, 2013 and 2012, the Company held investments in Apartment LLCs accounted for under the equity method of accounting (see note 3). In 2014, 2013 and 2012, the Company recorded, before elimination of the Company’s equity interests, project management fees, property and asset management fees and expense reimbursements (primarily personnel costs) of approximately $3,581, $3,481 and $3,488, respectively, from these related companies. The Company’s portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

14.	FAIR VALUE MEASURES AND FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2014. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.

In 2014, the Company recognized impairment charges of $450 to write-down a commercial property to its estimated fair value. In 2013, the Company recognized impairment charges of $400 to write-down a parcel of land held for future investment to its estimated fair value. The estimated fair values of the commercial property and land were determined using Level 3 inputs, consisting primarily of comparable market sales data. In 2012, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At December 31, 2014, the Company had outstanding three interest rate swap

Post Properties, Inc.	91
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) entered into in 2012 and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 3.24% at December 31, 2014. The Interest Rate Swaps terminate in January 2018. In January 2015, the Company refinanced the Term Loan. The Interest Rate Swaps will continue to serve as cash flow hedges of borrowings outstanding on the Amended Term Loan and provide for an effective blended fixed rate for the corresponding amount of Amended Term Loan borrowings of approximately 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) through January 2018, the termination date of the interest rate swap arrangements.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at December 31, 2014 and 2013 were valued as net liabilities of $3,685 and $3,428, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for 2014 and 2013:

	Year ended December 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2014	2013	2012
Gain (loss) recognized in other comprehensive income	$(4,449)	$4,191	$(11,804)

Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(4,192)	$(4,091)	$(2,735)

The amounts reported in accumulated other comprehensive income (loss) as of December 31, 2014 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,658 will be reclassified from accumulated comprehensive income (loss) to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of December 31, 2014, the termination payment by the Company would have been approximately $3,686.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. December 31, 2014, the fair value of fixed rate debt was approximately $620,641 (carrying value of $592,459) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $304,983 (carrying value of $300,000). At December 31, 2013, the fair value of fixed rate debt was approximately $816,582 (carrying value of $798,734) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $305,653 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2013. The segment information for 2014, 2013 and 2012 has been adjusted to reflect the impact of reclassifying, from the fully stabilized community segment to the held for sale and sold community segment, the operating results of three apartment communities designated as held for sale and sold in 2014 as described below.

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2014 and 2013.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2013.

•	Lease-up communities – those apartment communities that were under development and lease-up but were not stabilized by the beginning of 2014, including communities that stabilized in 2014.

•	Acquired communities – those communities acquired in 2014 or in 2013.

•	Held for sale and sold communities – those apartment and mixed-use communities classified as held for sale and sold in 2014 (see note 2).

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
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income in 2014, 2013 and 2012. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2014	2013	2012
Revenues
Fully stabilized communities	$306,657	$298,578	$284,528
Newly stabilized communities	17,401	14,178	1,779
Lease-up communities	13,012	2,587	-
Acquired communities	4,978	2,762	-
Held for sale or sold communities	14,168	23,025	22,281
Other property segments	20,604	20,735	20,896
Other	992	872	850

Consolidated revenues	$377,812	$362,737	$330,334

Contribution to Property Net Operating Income
Fully stabilized communities	$188,064	$184,712	$176,239
Newly stabilized communities	10,809	8,029	(6)
Lease-up communities	6,653	609	-
Acquired communities	3,089	1,747	-
Held for sale or sold communities	7,157	12,725	12,880
Other property segments, including corporate management expenses	(1,911)	(1,218)	(1,404)

Consolidated property net operating income	213,861	206,604	187,709

Interest income	135	77	393
Other revenues	992	872	850
Depreciation	(84,759)	(85,608)	(79,367)
Interest expense	(40,286)	(44,704)	(46,028)
Amortization of deferred financing costs	(2,282)	(2,573)	(2,695)
General and administrative	(17,898)	(17,245)	(16,342)
Investment and development	(2,366)	(1,755)	(1,317)
Other investment costs	(768)	(1,324)	(1,401)
Severance, impairment and other	(2,266)	(2,417)	-
Gains on condominium sales activities, net	2,545	27,944	36,273
Equity in income of unconsolidated real estate entities, net	1,788	2,090	7,995
Other income (expense), net	19	(839)	1,034
Net loss on extinguishment of indebtedness	(18,357)	-	(4,318)

Income from continuing operations, before gains on sales of real estate assets	50,358	81,122	82,786
Gains on sales of real estate assets	187,825	-	-
Income from discontinued operations	-	29,798	1,505

Net income	$238,183	$110,920	$84,291

16.	OTHER INCOME (EXPENSE)

In 2014, 2013 and 2012, other expense included state franchise taxes of $778, $839 and $625, respectively. Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In 2014, other income (expense) included an income tax benefit of $797 related to the Company’s taxable REIT subsidiaries (see note 9). In addition, for 2012, other income (expense) included income of $1,554 related to the settlement of construction litigation at one of the Company’s apartment communities, income of $62 from the sale of a technology investment and income of $43 related to receivable recoveries.

Post Properties, Inc.	94
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

17.	SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In January 2015, the Company entered into amended syndicated line of credit, amended cash management line of credit and amended unsecured term loan facility arrangements, as more fully described in note 4. Also, in February 2015, the Company completed the sale of its held for sale retail condominiums, as more fully described in note 2.

18.	COMPANY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2014 and 2013 was as follows:

	Year ended December 31, 2014
	First	Second	Third	Fourth
Revenues	$93,512	$95,026	$96,461	$92,813

Income from continuing operations	14,253	47,991	156,435	19,504
Income from discontinued operations	-	-	-	-

Net income	14,253	47,991	156,435	19,504
Noncontrolling interests	(17)	(272)	(22,729)	(45)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)

Net income available to common shareholders	$13,314	$46,797	$132,784	$18,537

Earnings per common share:
Net income available to common shareholders – basic	$0.25	$0.86	$2.44	$0.34
Net income available to common shareholders – diluted	$0.24	$0.86	$2.44	$0.34

	Year ended December 31, 2013
	First	Second	Third	Fourth
Revenues	$86,358	$89,280	$93,394	$93,705

Income from continuing operations	19,957	27,171	18,632	15,362
Income from discontinued operations	433	443	421	28,501

Net income	20,390	27,614	19,053	43,863
Noncontrolling interests	(48)	(126)	(80)	(132)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)

Net income available to common shareholders	$19,420	$26,566	$18,051	$42,809

Earnings per common share:
Net income available to common shareholders – basic	$0.36	$0.49	$0.33	$0.79
Net income available to common shareholders – diluted	$0.35	$0.48	$0.33	$0.79

In the second quarter of 2014, the increase in net income available to common shareholders primarily reflects gains on the sale of an apartment community, offset by a loss on the early extinguishment of a indebtedness. In the third quarter of 2014, the increase in net income available to common shareholders is the result on gains on the sales of two apartment communities, net of noncontrolling interests, and partially offset by losses on early extinguishment of indebtedness.

In the second quarter of 2013, the increase in net income available to common shareholders primarily reflects the timing of condominium sales and gains between periods. In the fourth quarter of 2013, the Company recognized a gain in discontinued operations on the sale of an apartment community.

Post Properties, Inc.	95
Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

19.	OPERATING PARTNERSHIP QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2014 and 2013 was as follows:

	Year ended December 31, 2014
	First	Second	Third	Fourth
Revenues	$93,512	$95,026	$96,461	$92,813

Income from continuing operations	14,253	47,991	156,435	19,504
Income from discontinued operations	-	-	-	-

Net income	14,253	47,991	156,435	19,504
Noncontrolling interests – consolidated real estate entities	16	(154)	(22,416)	-
Distributions to preferred unitholders	(922)	(922)	(922)	(922)

Net income available to common unitholders	$13,347	$46,915	$133,097	$18,582

Earnings per common unit:
Net income available to common unitholders – basic	$0.25	$0.86	$2.44	$0.34
Net income available to common unitholders – diluted	$0.24	$0.86	$2.44	$0.34

	Year ended December 31, 2013
	First	Second	Third	Fourth
Revenues	$86,358	$89,280	$93,394	$93,705

Income from continuing operations	19,957	27,171	18,632	15,362
Income from discontinued operations	433	443	421	28,501

Net income	20,390	27,614	19,053	43,863
Noncontrolling interests – consolidated real estate entities	3	(58)	(32)	(20)
Distributions to preferred unitholders	(922)	(922)	(922)	(922)

Net income available to common unitholders	$19,471	$26,634	$18,099	$42,921

Earnings per common unit:
Net income available to common unitholders – basic	$0.36	$0.49	$0.33	$0.79
Net income available to common unitholders – diluted	$0.35	$0.48	$0.33	$0.79

In the second quarter of 2014, the increase in net income available to common unitholders primarily reflects gains on the sale of an apartment community, offset by a loss on the early extinguishment of a indebtedness. In the third quarter of 2014, the increase in net income available to common unitholders is the result on gains on the sales of two apartment communities, net of noncontrolling interest, and partially offset by losses on early extinguishment of indebtedness.

In the second quarter of 2013, the increase in net income available to common unitholders primarily reflects the timing of condominium sales and gains between periods. In the fourth quarter of 2013, the Operating Partnership recognized a gain in discontinued operations on the sale of an apartment community.

Post Properties, Inc.	96
Post Apartment Homes, L.P.

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2014

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Georgia
Post Alexander™	Apartments	$-	$7,392	$-	$49,921	$7,395	$49,918	$57,313	$14,144	04/06	N/A
Post Briarcliff™	Apartments	57,144	13,344	-	52,900	13,344	52,900	66,244	27,029	12/96	09/96
Post Brookhaven®	Apartments	-	7,921	-	40,235	7,921	40,235	48,156	27,114	07/89 - 12/92	03/89
Post Chastain®	Apartments	-	6,352	-	62,717	6,779	62,290	69,069	35,511	06/88 - 10/90	06/88
Post Crossing®	Apartments	25,656	3,951	-	24,368	3,951	24,368	28,319	13,514	04/94- 08/95	11/93
Post Gardens®	Apartments	-	5,859	-	37,472	5,931	37,400	43,331	20,778	07/96	05/96
Post Glen®	Apartments	26,656	5,591	-	25,322	5,784	25,129	30,913	13,591	07/96	05/96
Post Parkside™	Mixed Use	-	3,402	-	22,290	3,465	22,227	25,692	10,152	02/99	12/97
Post Peachtree Hills®	Apartments	-	4,215	-	27,224	4,857	26,582	31,439	12,193	02/92 - 09/94	02/92 & 9/92
Post Riverside®	Mixed Use	-	11,130	-	125,083	12,457	123,756	136,213	63,418	07/96	01/96
Post Spring™	Apartments	-	2,105	-	42,066	2,105	42,066	44,171	19,699	09/99	09/99
Post Stratford™ (3)	Apartments	-	328	-	29,704	620	29,412	30,032	13,665	04/99	01/99
Virginia
Post Carlyle Square™	Mixed Use	-	5,920	-	136,720	8,474	134,166	142,640	20,063	12/04 - 08/10	N/A
Post Corners®	Apartments	38,820	4,404	-	27,971	4,493	27,882	32,375	14,964	06/94	06/94
Post Pentagon Row™	Mixed Use	-	2,359	7,659	90,738	3,470	97,286	100,756	35,668	06/99	02/99
Post Tysons Corner™	Apartments	-	20,000	65,478	11,894	20,000	77,372	97,372	22,992	N/A	06/04
Maryland
Post Fallsgrove	Apartments	-	14,801	69,179	6,876	14,801	76,055	90,856	17,979	N/A	7/06
Post Park®	Mixed Use	-	8,555	-	75,760	8,555	75,760	84,315	17,796	12/07	N/A

Post Properties, Inc.	97
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2014

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Texas
Post Abbey™	Apartments	$-	$575	$6,276	$3,136	$575	$9,412	$9,987	$3,888	N/A	10/97
Post Addison Circle™	Mixed Use	-	2,885	41,482	140,508	8,382	176,493	184,875	85,244	10/97	10/97
Post Barton Creek™	Apartments	-	1,920	24,482	5,419	1,920	29,901	31,821	7,332	N/A	03/06
Post Cole’s Corner™	Mixed Use	-	1,886	18,006	4,822	2,086	22,628	24,714	11,588	N/A	10/97
Post Eastside™	Mixed Use	-	5,735	-	54,798	5,735	54,798	60,533	14,225	10/06	N/A
Post 510™	Apartments		4,420	-	29,997	4,420	29,997	34,417	1,028	5/12	N/A
Post Heights™/Gallery	Mixed Use	-	5,455	15,559	44,768	5,812	59,970	65,782	26,783	10/97	10/97
Post Katy Trail™	Mixed Use	-	7,324	40,355	409	7,324	40,764	48,088	3,754	N/A	12/11
Post Legacy	Mixed Use	-	684	-	38,662	811	38,535	39,346	15,984	03/99	03/99
Post Meridian™	Apartments	-	1,535	11,605	3,635	1,535	15,240	16,775	7,477	N/A	10/97
Post Midtown Square®	Mixed Use	-	6,370	1,412	78,337	5,399	80,720	86,119	27,528	10/97 -05/11	10/97
Post Park Mesa™	Apartments	-	1,480	17,861	2,886	1,480	20,747	22,227	5,292	N/A	03/06
Post Sierra at Frisco Bridges™	Mixed Use	-	3,581	-	39,435	3,581	39,435	43,016	9,527	10/07	N/A
Post South Lamar™	Mixed Use	-	4,942	-	35,185	4,942	35,185	40,127	3,727	02/11	N/A
Post Square™	Mixed Use	-	4,565	24,595	5,865	4,565	30,460	35,025	12,892	N/A	10/97
Post Uptown Village™	Apartments	-	3,955	22,120	22,452	6,195	42,332	48,527	19,105	N/A	10/97
Post Vineyard™	Apartments	-	1,133	8,560	1,900	1,133	10,460	11,593	4,494	N/A	10/97
Post Vintage™	Apartments	-	2,614	12,188	2,649	2,614	14,837	17,451	7,083	N/A	10/97
Post West Austin™	Apartments	-	10,865	-	40,539	10,865	40,539	51,404	11,067	02/08	N/A
Post Worthington™	Mixed Use	-	3,744	34,700	19,919	3,744	54,619	58,363	22,873	N/A	10/97
Florida
Post Bay at Rocky Point™	Apartments	-	528	5,081	22,030	2,400	25,239	27,639	5,902	N/A	10/06
Post Harbour Place™	Mixed Use	-	3,854	-	72,956	8,312	68,498	76,810	32,543	03/97	01/97
Post Hyde Park®	Apartments	44,183	3,498	-	47,296	9,680	41,114	50,794	18,403	09/94 -10/06	07/94
Post Lake at Baldwin Park®	Apartments	-	27,341	56,702	48,096	27,341	104,798	132,139	15,817	06/11	07/07
Post Lakeside™	Apartments	-	4,377	43,724	255	4,377	43,979	48,356	2,183	N/A	05/13
Post Parkside™	Mixed Use	-	2,493	-	39,691	2,493	39,691	42,184	16,663	03/99	03/99
Post Rocky Point®	Apartments	-	10,510	-	78,358	10,567	78,301	88,868	38,098	04/94 - 11/96	02/94 & 09/96
Post Soho	Mixed Use		5,168	-	32,957	5,168	32,957	38,125	440	10/12	N/A

Post Properties, Inc.	98
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2014

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements		Total (1)		Accumulated Depreciation (2)	Date of Construction	Date Acquired
North Carolina
Post Ballantyne	Apartments	-	6,400	30,850	3,922	6,400	34,772		41,172		10,781	11/04	05/05
Post Gateway Place™	Mixed Use	-	2,424	-	64,728	3,481	63,671		67,152		26,113	11/00	08/99
Post Park at Phillips Place®	Mixed Use	-	4,305	-	42,357	4,307	42,355		46,662		22,310	01/96	11/95
Post Parkside™ at Wade	Mixed Use	-	3,970	-	48,198	3,970	48,198		52,168		3,222	06/11	N/A
Post South End™	Mixed Use	-	7,732	65,803	1,460	7,732	67,263		74,995		4,955	N/A	07/12
Post Uptown Place™	Mixed Use	-	2,336	-	30,769	2,363	30,742		33,105		12,912	09/98	09/98
Miscellaneous Investments (4)		-	66,813	1,304	87,723	68,263	87,577		155,840		25,807

Total		$192,459	$355,046	$624,981	$2,085,378	$384,374	$2,681,031	(5)	$3,065,405	(5)	$937,310

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,816,490 at December 31, 2014, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)

Depreciation is computed on a straight-line basis over the useful lives of the properties: buildings – 40 years, other building and land improvements – 20 years, and furniture, fixtures and equipment 5-10 years.

(3)	The Company has a leasehold interest in the land underlying this community.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.
(5)	This total excludes assets held for sale of $879 at December 31, 2014.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2014	2013	2012
Real estate investments
Balance at beginning of year	$3,163,035	$3,011,352	$2,787,689
Improvements	105,508	136,935	152,696
Acquisitions of communities	-	48,101	73,535
Asset impairment charges (a)	(450)	(400)	-
Disposition of property (b)	(202,688)	(32,953)	(2,568)

Balance at end of year	$3,065,405	$3,163,035	$3,011,352

Accumulated depreciation
Balance at beginning of year	$913,018	$842,925	$767,017
Depreciation (c)	84,110	84,617	78,476
Accumulated depreciation on disposed property	(59,818)	(14,524)	(2,568)

Balance at end of year	$937,310	$913,018	$842,925

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded in 2014 and 2013.
(b)	Represents reductions for real estate assets held for sale, sold and other asset retirements.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.

Post Properties, Inc.	99
Post Apartment Homes, L.P.

(b)	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
2.1(x)	-	Purchase and Sale Agreement, dated May 30, 2014, between Rose Hill Associates, LLC and MF 385 First Ave LLC
2.2(x)	-	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Rose Hill Associates, LLC and MF 385 First Ave LLC
2.3(x)	-	Purchase and Sale Agreement, dated May 30, 2014, between Post Toscana, LLC and MF 389 East 89 LLC
2.4(x)	-	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Post Toscana, LLC and MF 389 East 89 LLC
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(r)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(e)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(v)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)*	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(t)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(t)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(t)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(t)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21(y)*	-	Amended and Restated Employment and Change in Control Agreement with David C. Ward
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman

Post Properties, Inc.	100
Post Apartment Homes, L.P.

10.26(o)	-

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

10.35	-

Second Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.36	-	First Amendment to the Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.37(z)*	-	Post Properties, Inc. 2015 Non-Qualified Employee Stock Purchase Plan
11.1(p)	-	Statement Regarding Computation of Per Share Earnings
21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P.
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

Post Properties, Inc.	101
Post Apartment Homes, L.P.

(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(t)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 31, 2012 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporate herein by reference.
(x)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 24, 2014 and incorporated herein by reference.
(y)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants filed May 8, 2014 and incorporated herein by reference.
(z)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 14, 2014 and incorporated herein by reference.

Post Properties, Inc.	102
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 27, 2015	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2015

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2015

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2015

/s/ Russell R. French Russell R. French	Director	February 27, 2015

/s/ Toni Jennings Toni Jennings	Director	February 27, 2015

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2015

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2015

Post Properties, Inc.	103
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)
	By:	Post G.P. Holdings, Inc., as General Partner

February 27, 2015	By	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2015

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2015

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2015

/s/ Russell R. French Russell R. French	Director	February 27, 2015

/s/ Toni Jennings Toni Jennings	Director	February 27, 2015

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2015

/s/ Donald C. Wood Donald C. Wood	Director	February 27, 2015

Post Properties, Inc.	104
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No.		Description
2.1(x)	-	Purchase and Sale Agreement, dated May 30, 2014, between Rose Hill Associates, LLC and MF 385 First Ave LLC
2.2(x)	-	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Rose Hill Associates, LLC and MF 385 First Ave LLC
2.3(x)	-	Purchase and Sale Agreement, dated May 30, 2014, between Post Toscana, LLC and MF 389 East 89 LLC
2.4(x)	-	First Amendment to Purchase and Sale Agreement, dated August 8, 2014, by and among Post Toscana, LLC and MF 389 East 89 LLC
3.1(a)	-	Articles of Incorporation of the Company
3.2(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(f)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(r)	-	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(e)	-	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(v)	-	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
10.1(b)	-	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	-	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	-	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	-	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	-	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	-	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	-	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	-	Amended and Restated Employee Stock Plan
10.9(j)*	-	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)*	-	Form of Amended and Restated Indemnification Agreement
10.11(k)*	-	Dividend Reinvestment Stock Purchase Plan
10.12(q)	-

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	-	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	-	Form of Change in Control Agreement (2.0X)
10.15(q)*	-	Form of Change in Control Agreement (1.5X)
10.16(q)*	-	Form of Change in Control Agreement (1.0X)
10.17(t)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(t)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(t)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas
10.20(t)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.21(y)*	-	Amended and Restated Employment and Change in Control Agreement with David C. Ward
10.22(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	-

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

Post Properties, Inc.	105
Post Apartment Homes, L.P.

10.27(s)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.
10.28(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and J.P. Morgan Securities, Inc.
10.29(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Cantor Fitzgerald & Co.
10.30(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Wells Fargo Securities, LLC
10.31(u)	-	Distribution Agreement, dated May 31, 2012 among the Company, the Operating Partnership and Mitsubishi UFJ Securities (USA), Inc.
10.33(w)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.34(w)

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.35	-

Second Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.36	-	First Amendment to the Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto
10.37(z)*	-	Post Properties, Inc. 2015 Non-Qualified Employee Stock Purchase Plan
11.1(p)	-	Statement Regarding Computation of Per Share Earnings
21.1	-	List of Subsidiaries
23.1	-	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	-	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P.
31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.

Post Properties, Inc.	106
Post Apartment Homes, L.P.

(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(t)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(u)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 31, 2012 and incorporated herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporate herein by reference.
(x)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 24, 2014 and incorporated herein by reference.
(y)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants filed May 8, 2014 and incorporated herein by reference.
(z)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 14, 2014 and incorporated herein by reference.

Post Properties, Inc.	107
Post Apartment Homes, L.P.