Form 10-Q
period 2015-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2015-05-07
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,593,958 shares of common stock outstanding as of April 30, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of March 31, 2015, the Company owned an approximate 99.8% interest in the Operating Partnership. The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at March 31, 2015). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate assets
Land	$317,077	$317,077
Building and improvements	2,326,433	2,323,626
Furniture, fixtures and equipment	307,339	304,534
Construction in progress	117,796	86,971
Land held for future investment	30,545	33,197

	3,099,190	3,065,405
Less: accumulated depreciation	(958,381)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672
Total real estate assets	2,140,809	2,128,767

Investments in and advances to unconsolidated real estate entities	4,117	4,059
Cash and cash equivalents	126,081	140,512
Restricted cash	3,571	3,572
Deferred financing costs, net	8,409	5,117
Other assets	26,616	29,771

Total assets	$2,309,603	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$891,705	$892,459
Accounts payable, accrued expenses and other	66,484	70,616
Investments in unconsolidated real estate entities	16,621	16,624
Dividends and distributions payable	21,886	21,852
Accrued interest payable	7,933	4,229
Security deposits and prepaid rents	14,356	12,972

Total liabilities	1,018,985	1,018,752

Redeemable common units	6,865	7,086

Commitments and contingencies
Equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,633 and 54,632 shares issued and 54,594 and 54,509 shares outstanding at March 31, 2015 and December 31, 2014, respectively	546	546
Additional paid-in-capital	1,116,567	1,114,851
Accumulated earnings	182,010	185,001
Accumulated other comprehensive income (loss)	(5,220)	(3,675)

	1,293,912	1,296,732
Less common stock in treasury, at cost, 122 and 207 shares at March 31, 2015 and December 31, 2014, respectively	(10,159)	(10,772)

Total equity	1,283,753	1,285,960

Total liabilities, redeemable common units and equity	$2,309,603	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Rental	$87,661	$88,028
Other property revenues	5,457	5,265
Other	313	219

Total revenues	93,431	93,512

Expenses
Property operating and maintenance (exclusive of items shown separately below)	40,123	40,596
Depreciation	21,257	21,767
General and administrative	5,014	4,128
Investment and development	235	811
Other investment costs	134	273
Other expenses	—	907

Total expenses	66,763	68,482

Operating income	26,668	25,030
Interest income	81	12
Interest expense	(8,093)	(11,244)
Amortization of deferred financing costs	(449)	(645)
Net gains on condominium sales activities	1,773	810
Equity in income of unconsolidated real estate entities, net	397	485
Other income (expense), net	(195)	(195)
Net loss on extinguishment of indebtedness	(197)	—

Net income	19,985	14,253
Noncontrolling interests - consolidated real estate entities	—	16
Noncontrolling interests - Operating Partnership	(42)	(33)

Net income available to the Company	19,943	14,236
Dividends to preferred shareholders	(922)	(922)

Net income available to common shareholders	$19,021	$13,314

Per common share data - Basic
Net income available to common shareholders	$0.35	$0.25

Weighted average common shares outstanding - basic	54,448	54,175

Per common share data - Diluted
Net income available to common shareholders	$0.35	$0.24

Weighted average common shares outstanding - diluted	54,465	54,291

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$19,985	$14,253
Net change in derivative financial instruments	(1,548)	20

Total comprehensive income	18,437	14,273
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	16
Operating Partnership	(39)	(33)

Total Company comprehensive income	$18,398	$14,256

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2015	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
Equity & Accum. Earnings, December 31, 2014	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$—	$1,285,960
Comprehensive income	—	—	—	19,943	(1,545)	—	18,398	—	18,398
Employee stock purchase, stock option and other plan issuances	—	—	21	(390)	—	613	244	—	244
Adjustment for ownership interest of redeemable common units	—	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,696	—	—	—	1,696	—	1,696
Dividends to preferred shareholders	—	—	—	(922)	—	—	(922)	—	(922)
Dividends to common shareholders ($0.40 per share)	—	—	—	(21,838)	—	—	(21,838)	—	(21,838)
Adjustment to redemption value of redeemable common units	—	—	—	216	—	—	216	—	216

Equity & Accum. Earnings, March 31, 2015	$9	$546	$1,116,567	$182,010	$(5,220)	$(10,159)	$1,283,753	$—	$1,283,753

2014
Equity & Accum. Earnings, December 31, 2013	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731
Comprehensive income	—	—	—	14,236	20	—	14,256	(16)	14,240
Employee stock purchase, stock option and other plan issuances	—	—	29	(1,134)	—	4,081	2,976	—	2,976
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	946	—	—	—	946	—	946
Dividends to preferred shareholders	—	—	—	(922)	—	—	(922)	—	(922)
Dividends to common shareholders ($0.36 per share)	—	—	—	(19,562)	—	—	(19,562)	—	(19,562)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(39)	(39)
Adjustment to redemption value of redeemable common units	—	—	—	(531)	—	—	(531)	—	(531)

Equity & Accum. Earnings, March 31, 2014	$9	$546	$1,112,829	$58,225	$(3,399)	$(18,107)	$1,150,103	$(271)	$1,149,832

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$19,985	$14,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,257	21,767
Amortization of deferred financing costs	449	645
Net gains on sales of real estate assets	(1,773)	(810)
Other, net	194	271
Equity in income of unconsolidated entities, net	(397)	(485)
Distributions of earnings of unconsolidated entities	261	622
Stock-based compensation	1,699	948
Net loss on extinguishment of indebtedness	197	—
Changes in assets, decrease (increase) in:
Other assets	233	1,078
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,704	3,885
Accounts payable and accrued expenses	(10,862)	(9,718)
Prepaid rents and other	1,454	(1,104)

Net cash provided by operating activities	36,401	31,352

Cash Flows From Investing Activities
Development and construction of real estate assets	(21,927)	(16,907)
Proceeds from sales of real estate assets	4,827	2,442
Capitalized interest	(982)	(846)
Property capital expenditures	(4,075)	(5,893)
Corporate additions and improvements	(206)	(128)
Other investing activities	—	(29)

Net cash used in investing activities	(22,363)	(21,361)

Cash Flows From Financing Activities
Payments on indebtedness	(754)	(1,025)
Payments of financing costs and other	(4,002)	(102)
Proceeds from employee stock purchase and stock options plans	425	2,311
Acquisition of treasury stock and other	(1,295)	—
Distributions to noncontrolling interests - real estate entities	—	(39)
Distributions to noncontrolling interests - common unitholders	(48)	(45)
Dividends paid to preferred shareholders	(922)	(922)
Dividends paid to common shareholders	(21,804)	(17,883)
Other financing activities	(69)	—

Net cash used in financing activities	(28,469)	(17,705)

Net decrease in cash and cash equivalents	(14,431)	(7,714)
Cash and cash equivalents, beginning of period	140,512	82,110

Cash and cash equivalents, end of period	$126,081	$74,396

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate assets
Land	$317,077	$317,077
Building and improvements	2,326,433	2,323,626
Furniture, fixtures and equipment	307,339	304,534
Construction in progress	117,796	86,971
Land held for future investment	30,545	33,197

	3,099,190	3,065,405
Less: accumulated depreciation	(958,381)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672

Total real estate assets	2,140,809	2,128,767
Investments in and advances to unconsolidated real estate entities	4,117	4,059
Cash and cash equivalents	126,081	140,512
Restricted cash	3,571	3,572
Deferred financing costs, net	8,409	5,117
Other assets	26,616	29,771

Total assets	$2,309,603	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$891,705	$892,459
Accounts payable, accrued expenses and other	66,484	70,616
Investments in unconsolidated real estate entities	16,621	16,624
Distributions payable	21,886	21,852
Accrued interest payable	7,933	4,229
Security deposits and prepaid rents	14,356	12,972

Total liabilities	1,018,985	1,018,752

Redeemable common units	6,865	7,086

Commitments and contingencies
Equity
Preferred units	43,392	43,392
Common units
General partner	14,048	14,057
Limited partner	1,231,533	1,232,186
Accumulated other comprehensive income (loss)	(5,220)	(3,675)

Total equity	1,283,753	1,285,960

Total liabilities, redeemable common units and equity	$2,309,603	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues
Rental	$87,661	$88,028
Other property revenues	5,457	5,265
Other	313	219

Total revenues	93,431	93,512

Expenses
Property operating and maintenance (exclusive of items shown separately below)	40,123	40,596
Depreciation	21,257	21,767
General and administrative	5,014	4,128
Investment and development	235	811
Other investment costs	134	273
Other expenses	—	907

Total expenses	66,763	68,482

Operating income	26,668	25,030
Interest income	81	12
Interest expense	(8,093)	(11,244)
Amortization of deferred financing costs	(449)	(645)
Net gains on condominium sales activities	1,773	810
Equity in income of unconsolidated real estate entities, net	397	485
Other income (expense), net	(195)	(195)
Net loss on extinguishment of indebtedness	(197)	—

Net income	19,985	14,253
Noncontrolling interests - consolidated real estate entities	—	16

Net income available to the Operating Partnership	19,985	14,269
Distributions to preferred unitholders	(922)	(922)

Net income available to common unitholders	$19,063	$13,347

Per common unit data - Basic
Net income available to common unitholders	$0.35	$0.25

Weighted average common units outstanding - basic	54,569	54,310

Per common unit data - Diluted
Net income available to common unitholders	$0.35	$0.24

Weighted average common units outstanding - diluted	54,586	54,426

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$19,985	$14,253
Net change in derivative financial instruments	(1,548)	20

Total comprehensive income	18,437	14,273
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	16

Total Operating Partnership comprehensive income	$18,437	$14,289

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
		General Partner	Limited Partner
2015
Equity, December 31, 2014	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$—	$1,285,960
Comprehensive income	922	191	18,830	(1,545)	18,398	—	18,398
Contributions from the Company related to employee stock purchase, stock option and other plans	—	2	242	—	244	—	244
Adjustment for ownership interest of redeemable common units	—	—	(1)	—	(1)	—	(1)
Equity-based compensation	—	17	1,679	—	1,696	—	1,696
Distributions to preferred unitholders	(922)	—	—	—	(922)	—	(922)
Distributions to common unitholders ($0.40 per unit)	—	(219)	(21,619)	—	(21,838)	—	(21,838)
Adjustment to redemption value of redeemable common units	—	—	216	—	216	—	216

Equity, March 31, 2015	$43,392	$14,048	$1,231,533	$(5,220)	$1,283,753	$—	$1,283,753

2014
Equity, December 31, 2013	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	922	133	13,181	20	14,256	(16)	14,240
Contributions from the Company related to employee stock purchase, stock option and other plans	—	30	2,946	—	2,976	—	2,976
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	(7)	—	(7)
Equity-based compensation	—	9	937	—	946	—	946
Distributions to preferred unitholders	(922)	—	—	—	(922)	—	(922)
Distributions to common unitholders ($0.36 per unit)	—	(196)	(19,366)	—	(19,562)	—	(19,562)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(39)	(39)
Adjustment to redemption value of redeemable common units	—	—	(531)	—	(531)	—	(531)

Equity, March 31, 2014	$43,392	$12,691	$1,097,419	$(3,399)	$1,150,103	$(271)	$1,149,832

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$19,985	$14,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,257	21,767
Amortization of deferred financing costs	449	645
Net gains on sales of real estate assets	(1,773)	(810)
Other, net	194	271
Equity in income of unconsolidated entities, net	(397)	(485)
Distributions of earnings of unconsolidated entities	261	622
Equity-based compensation	1,699	948
Net loss on extinguishment of indebtedness	197	—
Changes in assets, decrease (increase) in:
Other assets	233	1,078
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,704	3,885
Accounts payable and accrued expenses	(10,862)	(9,718)
Prepaid rents and other	1,454	(1,104)

Net cash provided by operating activities	36,401	31,352

Cash Flows From Investing Activities
Development and construction of real estate assets	(21,927)	(16,907)
Proceeds from sales of real estate assets	4,827	2,442
Capitalized interest	(982)	(846)
Property capital expenditures	(4,075)	(5,893)
Corporate additions and improvements	(206)	(128)
Other investing activities	—	(29)

Net cash used in investing activities	(22,363)	(21,361)

Cash Flows From Financing Activities
Payments on indebtedness	(754)	(1,025)
Payments of financing costs and other	(4,002)	(102)
Contributions from the Company related to employee stock purchase and stock option plans	425	2,311
Redemption of common units and other	(1,295)	—
Distributions to noncontrolling interests - real estate entities	—	(39)
Distributions to noncontrolling interests - non-Company common unitholders	(48)	(45)
Distributions to preferred unitholders	(922)	(922)
Distributions to common unitholders	(21,804)	(17,883)
Other financing activities	(69)	—

Net cash used in financing activities	(28,469)	(17,705)

Net decrease in cash and cash equivalents	(14,431)	(7,714)
Cash and cash equivalents, beginning of period	140,512	82,110

Cash and cash equivalents, end of period	$126,081	$74,396

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

At March 31, 2015, the Company had interests in 23,350 apartment units in 59 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,819 apartment units in five communities currently under development. At March 31, 2015, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2015, the Company had outstanding 54,594 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 121 at March 31, 2015 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for three months ended March 31, 2015 and 2014.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.3% and 4.6% for the three months ended March 31, 2015 and 2014, respectively. Aggregate interest costs capitalized to projects under development or construction were $982 and $846 for the three months ended March 31, 2015 and 2014, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $1,135 and $489 for the three months ended March 31, 2015 and 2014, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company's board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated.

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

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The new guidance is effective for reporting periods beginning after December 15, 2015. The Company expects to adopt ASU 2015-02 as of January 1, 2016 and is currently evaluating the impact this new standard may have on its financial position and results of operations.

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Interest paid, net of interest capitalized	$4,389	$7,359
Interest paid, including interest capitalized	5,371	8,205
Income tax payments, net	21	7
Non-cash investing and financing activities:
Dividends and distributions payable	21,886	19,611
Construction and property capital expenditure cost accruals, increase (decrease)	6,594	(2,395)
Adjustments to equity related to redeemable common units and other, net increase (decrease)	215	(538)
Common stock 401k matching contribution	—	658

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. The Company had no assets classified as held for sale at March 31, 2015.

In the three months ended March 31, 2014, the Company classified three apartment communities, containing 645 units, as held for sale, including two communities, containing 337 units, in New York, New York and an additional community, containing 308 units, in Houston, Texas. This disposition activity was part of the Company’s investment strategy of recycling investment capital to fund investment and development of apartment communities. The Company determined that these communities did not meet the criteria for discontinued operations reporting and, accordingly, their operating results were included in continuing operations through their sale dates in 2014. The communities were sold, and the Company recognized gains on sales, in the second and third quarters of 2014. The net income and net income attributable to the Company related to these three communities for the three months ended March 31, 2014 were as follows:

Three months ended March 31, 2014
Net income	$138

Net income, net of noncontrolling interest	$154

In the three months ended March 31, 2015, the Company sold its remaining condominium retail space at the condominium community in Austin, Texas and recognized a gain of $1,773. For the three months ended March 31, 2014, gains on condominium sales activities were $810, resulting from the sale of the final residential condominium unit at the condominium community in Atlanta, Georgia.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2015, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At March 31, 2015 and December 31, 2014, the Company’s investment in the 35% owned Apartment LLC totaled $4,117 and $4,059, respectively, excluding the credit investments discussed below. The Company’s investment in the 25% owned Apartment LLC at March 31, 2015 and December 31, 2014 reflects a credit investment of $16,621 and $16,624, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	March 31, 2015	December 31, 2014
Real estate assets, net of accumulated depreciation of $50,575 and $49,153 at March 31, 2015 and December 31, 2014, respectively	$207,975	$208,493
Cash and other	6,491	5,490

Total assets	$214,466	$213,983

Mortgage notes payable	$177,723	$177,723
Other liabilities	4,082	3,445

Total liabilities	181,805	181,168
Members’ equity	32,661	32,815

Total liabilities and members’ equity	$214,466	$213,983

Company’s equity investment in Apartment LLCs (1)	$(12,504)	$(12,565)

1)	At March 31, 2015 and December 31, 2014, the Company’s equity investment includes its credit investments of $16,621 and $16,624, respectively, discussed above.

	Three months ended March 31,
Apartment LLCs - Income Statement Data	2015	2014
Revenues
Rental	$6,784	$6,485
Other property revenues	456	439

Total revenues	7,240	6,924

Expenses
Property operating and maintenance	3,107	2,751
Depreciation and amortization	1,449	1,376
Interest	2,238	2,238

Total expenses	6,794	6,365

Net income	$446	$559

Company’s share of net income in Apartment LLCs	$397	$485

At March 31, 2015, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.	INDEBTEDNESS

At March 31, 2015 and December 31, 2014, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15%(2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99%	2019	191,705	192,459

Total				$891,705	$892,459

1)	The outstanding unsecured notes mature in 2017 and 2022.
2)	Represents stated rate at March 31, 2015. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility through January 2018. At March 31, 2015, the effective blended interest rate under the Amended Term Loan was 2.69%, as a result of the refinancing of the Term Loan discussed below.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2015	$2,168
2016	3,071
2017	153,296
2018	3,502
2019	179,668
Thereafter	550,000

$891,705

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three months ended March 31, 2015.

Unsecured lines of credit

At December 31, 2014, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line had a stated interest rate of LIBOR plus 1.225%, matured in 2016 and required the payment of annual facility fees of 0.225% of the aggregate loan commitments. In January 2015, the Company amended the $300,000 unsecured line of credit (the “Amended Syndicated Line”). The Amended Syndicated Line has a current stated interest rate of LIBOR plus 1.05% and is provided by a syndicate of nine financial institutions. The Amended Syndicated Line currently requires the payment of annual facility fees of 0.20% of the aggregate loan commitments. The Amended Syndicated Line matures in 2019 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Amended Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively. The Amended Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Amended Syndicated Line, depending on market conditions. The credit agreement for the Amended Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Amended Syndicated Line also restricts the amount of capital the Company

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

can invest in specific categories of assets, such as improved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2015, letters of credit to third parties totaling $122 had been issued for the account of the Company under this facility.

In 2014, the Company had a $30,000 unsecured line of credit that carried an interest rate of LIBOR plus 1.225% and matured in 2016. In January 2015, the Company amended the $30,000 unsecured line of credit (the “Amended Cash Management Line”). The Amended Cash Management Line matures in 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Amended Syndicated Line discussed above.

In connection with the refinancing of the Amended Syndicated Line, the Amended Cash Management Line and the Term Loan (discussed below) in January 2015, the Company incurred fees and expenses of $4,002. In connection with the refinancing of the Syndicated Line and Term Loan, discussed below, facilities in January 2015, the Company also recognized an extinguishment loss of $197 related to the write-off of a portion of unamortized deferred loan costs.

Unsecured term loan

At December 31, 2014, the Company had outstanding a $300,000 unsecured bank term loan facility provided by a syndicate of eight financial institutions (the “Term Loan”). The Term Loan carried a stated interest rate of LIBOR plus 1.70% and matured in 2018. In January 2015, the Company amended the $300,000 unsecured bank term loan (the “Amended Term Loan”). The Amended Term Loan has a current stated interest rate of LIBOR plus 1.15% and is provided by a syndicate of eight financial institutions. The Amended Term Loan matures in January 2020. The Amended Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Amended Term Loan carries other terms, including financial covenants, substantially consistent with the Amended Syndicated Line discussed above. As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Amended Term Loan is 2.69% (subject to adjustment based on subsequent changes in the Company’s credit ratings) through January 2018, the termination date of the interest rate swaps.

Debt compliance and other

The Company’s Amended Syndicated Line, Amended Cash Management Line, Amended Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at March 31, 2015.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

The Company has an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2015, the Company had not used this program and had 4,000 shares remaining for issuance.

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017. There were no shares of common stock repurchased in the three months ended March 31, 2015 or in 2014 under this program or a previous stock repurchase program.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2015, and December 31, 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $6,865 and $7,086, respectively, representing their fair value at the respective dates. In prior periods, the Company had noncontrolling interests in consolidated real estate entities that met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
	2015	2014
Redeemable common units, beginning of period	$7,086	$6,121
Comprehensive income	39	33
Adjustment for ownership interest of redeemable common units	1	7
Stock-based compensation	3	2
Distributions to common unitholders	(48)	(49)
Adjustment to redemption value of redeemable common units	(216)	531

Redeemable common units, end of period	$6,865	$6,645

6.	COMPANY EARNINGS PER SHARE

For the three months ended March 31, 2015 and 2014, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended March 31,
	2015	2014
Net income available to common shareholders (numerator):
Net income	$19,985	$14,253
Noncontrolling interests - consolidated real estate entities	—	16
Noncontrolling interests - Operating Partnership	(42)	(33)
Preferred stock dividends	(922)	(922)
Unvested restricted stock (allocation of earnings)	(40)	(27)

Net income available to common shareholders	$18,981	$13,287

Common shares (denominator):
Weighted average shares outstanding - basic	54,448	54,175
Dilutive shares from stock options	17	116

Weighted average shares outstanding - diluted	54,465	54,291

Per-share amount:
Basic	$0.35	$0.25

Diluted	$0.35	$0.24

Stock options to purchase 28 and 216 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three months ended March 31, 2015 and 2014, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended March 31,
	2015	2014
Net income available to common unitholders (numerator):
Net income	$19,985	$14,253
Noncontrolling interests - consolidated real estate entities	—	16
Preferred unit distributions	(922)	(922)
Unvested restricted stock (allocation of earnings)	(40)	(27)

Net income available to common unitholders	$19,023	$13,320

Common units (denominator):
Weighted average units outstanding - basic	54,569	54,310
Dilutive units from stock options	17	116

Weighted average units outstanding - diluted	54,586	54,426

Per-unit amount:
Basic	$0.35	$0.25

Diluted	$0.35	$0.24

Stock options to purchase 28 and 216 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at March 31, 2015. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At March 31, 2015, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

serve as cash flow hedges of amounts outstanding under the Company’s variable rate Amended Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Amended Term Loan borrowings of approximately 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) at March 31, 2015. The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at March 31, 2015 and December 31, 2014 were valued as net liabilities of $5,233 and $3,685, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2015	2014
Gain (loss) recognized in other comprehensive income	$(2,571)	$(1,010)

Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1,023)	$(1,029)

The amounts reported in accumulated other comprehensive income as of March 31, 2015 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,615 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Amended Term Loan and Amended Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of March 31, 2015, the termination payment by the Company would have been approximately $5,254.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At March 31, 2015, the fair value of fixed rate debt was approximately $621,773 (carrying value of $591,705) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,000 (carrying value of $300,000). At December 31, 2014, the fair value of fixed rate debt was approximately $620,641 (carrying value of $592,459) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $304,983 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

9.	SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, “Segment Reporting,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company's chief operating decision makers to manage the business.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2014.

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2015 and 2014.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2014.

•	Lease-up communities – those apartment communities that are under development and lease-up but were not stabilized by the beginning of 2015, including communities that stabilized in 2015.

•	Acquired communities – those communities acquired in 2015 or 2014.

•	Held for sale and sold communities – those apartment and mixed-use communities classified as held for sale in 2015 and those communities sold in 2014 (see note 2).

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2015 and 2014. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended March 31,
	2015	2014
Revenues
Fully stabilized communities	$82,698	$80,789
Newly stabilized communities	4,159	1,859
Lease-up communities	1,022	19
Held for sale and sold communities	—	5,871
Other property segments	5,239	4,755
Other	313	219

Consolidated revenues	$93,431	$93,512

Contribution to Property Net Operating Income
Fully stabilized communities	$50,331	$49,745
Newly stabilized communities	2,606	779
Lease-up communities	526	(100)
Held for sale and sold communities	—	2,773
Other property segments, including corporate management expenses	(468)	(500)

Consolidated property net operating income	52,995	52,697

Interest income	81	12
Other revenues	313	219
Depreciation	(21,257)	(21,767)
Interest expense	(8,093)	(11,244)
Amortization of deferred financing costs	(449)	(645)
General and administrative	(5,014)	(4,128)
Investment and development	(235)	(811)
Other investment costs	(134)	(273)
Severance, impairment and other	—	(907)
Gains on condominium sales activities, net	1,773	810
Equity in income of unconsolidated real estate entities, net	397	485
Other income (expense), net	(195)	(195)
Net loss on extinguishment of indebtedness	(197)	—

Net income	$19,985	$14,253

10.	STOCK-BASED COMPENSATION PLANS

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

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three months ended March 31,
	2015	2014
Dividend yield	2.7%	2.8%
Expected volatility	42.8%	43.0%
Risk-free interest rate	1.4%	1.8%
Expected option term (years)	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $1,467 and $770 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $5,628 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.2 years.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015		2014
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	76	$49	75	$48
Granted (1)	68	60	55	47
Vested	(3)	52	—	—

Unvested shares, end of period	141	54	130	47

1)	The total value of the restricted share grants for the three months ended March 31, 2015 and 2014 was $4,123 and $2,566, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $178 and $139 for the three months ended March 31, 2015 and 2014, respectively, recognized under the fair value method. At March 31, 2015, there was $837 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.3 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the three months ended March 31, 2015 and 2014 is presented below:

	Three months ended March 31,
	2015		2014
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	148	$46	539	$36
Granted	28	60	35	47
Exercised	(38)	48	(73)	29

Options outstanding, end of period (1)	138	49	501	38

Options exercisable, end of period (1)	77	45	439	37

Options vested and expected to vest, end of period (1)	135	49	498	38

Weighted average fair value of options granted during the period	$19.49		$15.21

1)	At March 31, 2015, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,215, $922 and $1,200, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 7.3 years, 5.8 years and 7.3 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the three months ended March 31, 2015 and 2014 was $548 and $1,292, respectively.

At March 31, 2015, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$37.04 - $46.93	80	$44	6.6	56	$43
$48.00 - $60.40	58	55	8.3	21	50

Total	138	49	7.3	77	45

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2014. The maximum number of shares issuable under the ESPP is 250. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $54 and $39 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management and other services. These TRSs are subject to federal and state income taxes. No income tax expense (benefit) was recognized for the three months ended March 31, 2015 and 2014. The income tax attributes associated with the TRSs are not material to the Company’s consolidated financial position or results of operations.

12.	OTHER EXPENSES

Other expenses for the three months ended March 31, 2014 included expenses of approximately $157 related to the upgrade of the Company’s operating and financial software systems and casualty losses of $750 primarily related to extreme winter weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses. Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing by June 2015. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

At March 31, 2015, the Company had interests in 23,350 apartment units in 59 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,819 apartment units in five communities currently under development. At March 31, 2015, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2015, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

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

Property Operations

Favorable market fundamentals and demographics, a steadily improving economy and jobs market, and a still weak first-time homeowner market have contributed to improved multi-family housing demand and, consequently, positive revenue and net operating income (“NOI”) in the Company’s markets since 2010. Year-over-year same store revenues and net operating income (“NOI”) increased by 2.4% and 1.2%, respectively, in the first quarter of 2015, as compared to the first quarter of 2014. The Company’s operating results for the first quarter of 2015 and its outlook for the remainder of 2015 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for 2015 is based on the expectation that economic and employment conditions will continue to steadily improve. However, there continues to be risk and uncertainty in the economy and the jobs market. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Development Activity

In 2015, the Company initiated construction of Post Midtown™ in Atlanta, Georgia, consisting of 356 apartment units and total budgeted costs of $90,600. In 2014, the Company initiated construction of three apartment communities (Post Parkside™ at Wade, Phase II, Post Galleria™ and Post South Lamar™, Phase II) containing 1,123 apartment units and 5,800 square feet of retail space. Total budgeted development and construction costs for these projects were $199,300. In addition, the Company has an additional community (The High Rise at Post Alexander™), containing 340 apartment units and total budget costs of $75,500, under construction at March 31, 2015. These communities are summarized in “Liquidity and Capital Revenues” section below under the sub-caption “Current Communities Under Development.”

In 2015, the Company completed the lease-up of Post 510™ in Houston, Texas, consisting of 242 apartment units. This community was 95.9% leased at May 1, 2015. In 2014, the Company completed the lease-up of three additional communities (Post Parkside™ at Wade, Phase I, Post Lake® at Baldwin Park, Phase III and Post Soho Square™) containing 1,038 apartment units and 25,464 square feet of retail space.

Operating results for the three months ended March 31, 2015 and 2014 included revenues of $5,181 and $1,878 and net operating income of $3,132 and $679, respectively, from newly stabilized and lease-up communities.

The square footage amounts are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at more of its existing land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at March 31, 2015, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Financing Activity

In the first quarter of 2015, the Company refinanced its $330,000 unsecured lines of credit and $300,000 unsecured term loan facilities, resulting in reduced interest rates and extended maturity rates. These refinancings, coupled with the prepayment of secured indebtedness totaling $202,627 in 2014 from proceeds from apartment community sales, resulted in reduced gross interest expense from $12,090 in the three months ended March 31, 2014 to $9,075 in the three months ended March 31, 2015.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 29 to 31 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the three months ended March 31, 2015. The discussion below details the Company’s critical accounting policies related to asset impairments as well as the impact of the new accounting pronouncements relating to revenue recognition and consolidated reporting.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At March 31, 2015, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The new guidance is effective for reporting periods beginning after December 15, 2015. The Company expects to adopt ASU 2015-02 as of January 1, 2016 and is currently evaluating the impact this new standard may have on its financial position and results of operations.

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

For the three months ended March 31, 2015, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of the current and prior year, (2) two communities and portions of one community which reached stabilized occupancy in 2014, and (3) one community in lease-up and which reached stabilized occupancy in 2015.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits for the three months ended March 31, 2015 and 2014 were $0 and $501, respectively. The Company expects to incur lease-up deficits for the full year of 2015 at lease-up communities, as the Company delivers completed apartment units at newly constructed communities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
	March 31,
	2015	2014	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$82,698	$80,789	$1,909	2.4%
Newly stabilized communities (2)	4,159	1,859	2,300	123.7%
Lease-up communities (3)	1,022	19	1,003	5278.9%
Held for sale and sold communities (4)	—	5,871	(5,871)	(100.0)%
Other property segments (5)	5,239	4,755	484	10.2%

	93,118	93,293	(175)	(0.2)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	32,367	31,044	1,323	4.3%
Newly stabilized communities (2)	1,553	1,080	473	43.8%
Lease-up communities (3)	496	119	377	316.8%
Held for sale and sold communities (4)	—	3,098	(3,098)	(100.0)%
Other property segments, including corporate management expenses (6)	5,707	5,255	452	8.6%

	40,123	40,596	(473)	(1.2)%

Property net operating income (7)	$52,995	$52,697	$298	0.6%

Capital expenditures (8)
Annually recurring	$2,268	$2,421	$(153)	(6.3)%

Periodically recurring	$698	$2,521	$(1,823)	(72.3)%

Average apartment units in service	20,060	20,189	(129)	(0.6)%

1)	Communities which reached stabilization prior to January 1, 2014.
2)	Communities which reached stabilized occupancy in 2014.
3)	Communities in lease-up but were not stabilized by the beginning of 2015, including communities stabilized in 2015.
4)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
5)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $313 and $219 for the three months ended March 31, 2015 and 2014, respectively.
6)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $3,098 and $2,890 for the three months ended March 31, 2015 and 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended
	March 31,
	2015	2014
Fully stabilized community NOI	$50,331	$49,745
Property NOI from other operating segments	2,664	2,952

Consolidated property NOI	52,995	52,697

Add (subtract):
Interest income	81	12
Other revenues	313	219
Depreciation	(21,257)	(21,767)
Interest expense	(8,093)	(11,244)
Amortization of deferred financing costs	(449)	(645)
General and administrative	(5,014)	(4,128)
Investment and development	(235)	(811)
Other investment costs	(134)	(273)
Severance, impairment and other	—	(907)
Gains on condominium sales activities, net	1,773	810
Equity in income of unconsolidated real estate entities, net	397	485
Other income (expense), net	(195)	(195)
Net loss on extinguishment of indebtedness	(197)	—

Net income	$19,985	$14,253

8)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2015 to 2014 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2014. This portfolio consisted of 50 communities with 18,780 units, including 12 communities with 5,065 units (27.0%) located in Atlanta, Georgia, 15 communities with 4,725 units (25.2%) located in Dallas, Texas, 6 communities with 2,645 units (14.1%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.2%) located in Tampa, Florida, 5 communities with 1,748 units (9.3%) located in Charlotte, North Carolina and 8 communities with 2,486 units (13.2%) located in other markets. The operating performance of these communities was as follows:

	Three months ended March 31,
	2015	2014	% Change
Rental and other revenues	$82,698	$80,789	2.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	32,367	31,044	4.3%

Same store net operating income (1)	$50,331	$49,745	1.2%

Capital expenditures (2)
Annually recurring	$2,216	$2,262	(2.0)%
Periodically recurring	555	1,324	(58.1)%

Total capital expenditures (A)	$2,771	$3,586	(22.7)%

Total capital expenditures per unit
(A ÷ 18,780 units)	$148	$191	(22.5)%

Average monthly rental rate per unit (3)	$1,439	$1,404	2.5%

Average economic occupancy (4)	94.9%	95.3%	(0.4)%

Physical occupancy, end of period (4)	94.8%	95.2%	(0.4)%

Gross turnover (5)	44.8%	51.2%	(6.4)%

Percentage rent increase - new leases (6)	2.0%	2.1%	(0.1)%

Percentage rent increase - renewed leases (6)	5.0%	4.4%	0.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended March 31,
	2015	2014
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$2,216	$2,262
Newly stabilized communities	3	7
Lease-up communities	1	3
Held for sale and sold communities	—	88
Commercial and other segments	48	61

Total annually recurring capital expenditures	$2,268	$2,421

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$555	$1,324
Newly stabilized communities	—	1
Held for sale and sold communities	—	256
Commercial and other segments	143	940

Total periodically recurring capital expenditures	$698	$2,521

Total revenue generating capital expenditures	$1,633	$1,286

Increase in capital expenditure accruals	$(524)	$(335)

Total property capital expenditures per statements of cash flows	$4,075	$5,893

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3)	Average monthly rental rate is defined as the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units, divided by total units.
4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.4% and 94.5% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, net concessions were $258 and $462, respectively, and employee discounts were $159 and $160, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014

The Operating Partnership reported net income available to common unitholders of $19,063 for the three months ended March 31, 2015, compared to $13,347 for the three months ended March 31, 2014. The Company reported net income available to common shareholders of $19,021 for the three months ended March 31, 2015, compared to $13,314 for the three months ended March 31, 2014. As discussed below, the increase in income between periods primarily reflects reduced interest expense, a gain on the sale of a retail condominium property in 2015 and due to the incremental improvement in the operating performance of the Company’s operating communities.

Rental and other revenues from property operations decreased $175 or 0.2% from 2014 to 2015 primarily due to decreased revenues of $5,871 from the sales of three communities in 2014, offset by increased revenues from the Company’s fully stabilized communities of $1,909 or 2.4%, increased revenues of $2,300 from newly stabilized communities and increased revenues of $1,003 from lease-up communities. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and two communities in September 2014. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The revenue increase from lease-up communities reflects the lease-up of one community in 2014 and into 2015.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $473 or 1.2% from 2014 to 2015 primarily due to decreased expenses of $3,098 from the sales of three communities (discussed above) in 2014, partially offset by increases from fully stabilized communities of $1,323 or 4.3%, increases of $473 from newly stabilized communities, increases of $377 from lease-up communities, and increases of $452 from other property segments. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one development community that began delivering apartment units in 2014. The expense increase from other property segments primarily reflects modest increases in commercial property expenses as well as modest increases in corporate property management expenses.

For the three months ended March 31, 2015 and 2014, there were no sales of wholly owned apartment communities. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

In the three months ended March 31, 2015, the Company sold its remaining retail condominium space at the Company’s former condominium community in Austin, Texas and recognized a gain of $1,773. The Company has no further investment in residential or retail condominium properties at March 31, 2015. For the three months ended March 31, 2014, gains on condominium sales activities were $810, resulting from the sale of the final residential condominium unit at the Company’s former condominium community in Atlanta, Georgia.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Depreciation expense decreased $510 or 2.3% from 2014 to 2015 primarily due to decreased depreciation of $1,239 from the sale of the communities in 2014, partially offset by increased depreciation of $348 related to the completion of apartment units at one lease-up community beginning in mid-2014 and $480 related to newly stabilized communities.

General and administrative expenses increased $886 or 21.5% from 2014 to 2015 primarily due to increased net compensation costs primarily due to increased long-term incentive plan expense resulting from the accelerated vesting of annual awards for certain officers who reached the retirement age under the Company’s incentive compensation plans and due to increased awards for other officers between years. General and administrative expenses also increased due to somewhat higher annual incentive plan expenses in 2015 primarily due to the timing of expense recognition between years.

Investment and development expenses decreased $576 or 71.0% from 2014 to 2015 primarily due to increased capitalization development personnel and associated costs of $646 between years. This increase was due to increased capitalization at four communities commenced in 2014 and 2015, partially offset by the reduction of development capitalization at four communities that were completed in 2014. Additionally, development personnel and other costs increased by $70 between years. The Company expects to continue to complete portions of its existing development pipeline in 2015 and also expects to commence new developments later in 2015. The Company expects that the capitalization of development costs and expenses will be moderately higher in 2015, which will result in decreased net investment and development expenses in 2015.

Other investment costs decreased $139 or 50.9% from 2014 to 2015. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2014 and 2015.

Interest expense decreased $3,151 or 28.0% from 2014 to 2015 primarily due to decreased interest costs of $2,704 resulting from the prepayment of $202,627 of mortgage indebtedness in 2014, using available cash and net proceeds from apartment community sales, decreased interest costs of $311 on unsecured bank line of credit and term loan facilities resulting from the January 2015 refinancing of these facilities at lower rates and increased interest capitalization to development of $136. Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at five communities under construction that commenced in 2013, 2014 and 2015, partially offset by decreased interest capitalization on four communities substantially completed in 2014. The Company expects interest expense for the full year of 2015 to be lower than in 2014 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, the January 2015 refinancing of the Company’s unsecured credit facilities at lower interest rates, and increased interest capitalization on increased development and construction activities between years.

Other expenses of $907 in 2014 included expenses of $157 related to the upgrade of the Company’s operating and financial software systems and casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

Annually recurring and periodically recurring capital expenditures decreased $1,976 or 40.0% from 2014 to 2015. The decrease in periodically recurring capital expenditures of $1,823 primarily reflects reduced structural improvements at two communities, reduced tenant improvements at an office property, reduced expenditures at three communities sold in 2014 as well as the recovery of prior year capital expenditures totaling $545 through vendor litigation related to the replacement of sprinkler systems at one community in 2015, partially offset by increased structural and exterior remediation improvement projects at two communities in 2015. For the full year 2015, the Company expects periodically recurring capital expenditures to be modestly higher than 2014 primarily due to the timing of exterior remediation projects between years. The decrease in annually recurring capital expenditures of $153 primarily reflects reduced expenditures at three communities sold in 2014 and the general timing of expenditures between years. For the full year 2015, the Company expects annually recurring capital expenditures to be moderately higher than 2014 primarily due to targeted equipment and structural upgrades at one community and modest increases throughout the portfolio in 2015.

Fully stabilized communities

Rental and other revenues increased $1,909 or 2.4% from 2014 to 2015. This increase primarily resulted from a 2.5% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $2,002 between periods. Average economic occupancy decreased from 95.3% in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

2014 to 94.9% in 2015, respectively. The decrease in occupancy rates between periods resulted in higher vacancy losses of $389 in 2015. The remaining increase in rental and other property revenues of $296 was primarily due to increased leasing fees and lower net concessions between years. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2015.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,323 or 4.3% from 2014 to 2015. This increase was primarily due to increased property tax expenses of $963 or 7.5%, increased personnel expenses of $177 or 2.6% and increased maintenance expenses of $231 or 6.1%. The increase in property tax expenses primarily reflects increased expense accruals in 2015 due to higher expected real estate valuations by tax authorities in most of the Company’s markets. Maintenance expenses increased due to the timing of exterior paint and grounds maintenance expenses between years, somewhat offset by an expense recovery of $194 related to prior year water damage claims at one community. Personnel expenses increased primarily due to annual salary increases. See the “Outlook” section below for a discussion of expense trends for 2015.

Asset disposals

In the three months ended March 31, 2014, the Company classified three apartment communities, containing 645 units, as held for sale. Two of the communities, containing 337 units were located in New York, New York and the additional community, containing 308 units, was located in Houston, Texas. The Company determined that these communities did not meet the criteria for discontinued operations reporting and, accordingly, were included in continuing operations. These communities were sold, and the Company recognized gains on sales, in the second and third quarters of 2014. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities. The revenues, expenses and net income associated with these three communities for the three months ended March 31, 2014 were as follows:

Three months ended March 31, 2014
Revenues
Rental	$5,772
Other property revenues	99

Total revenues	5,871
Property operating and maintenance expenses	(3,098)

Net operating income	2,773
Other expenses
Depreciation	(1,239)
Interest	(1,337)
Amortization of deferred financing costs	(59)

Net income	$138

Net income, net of noncontrolling interest	$154

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

Rental and other revenues from fully stabilized communities are expected to increase moderately for 2015, compared to 2014, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2014. The rate of revenue growth is expected to be somewhat consistent with 2014, as increased demand attributable to a steadily improving economy and jobs market and a still weak first-time homebuyer market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2015, compared to 2014. The Company expects property tax, personnel and utility expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2015. Further, management expects net operating income from newly stabilized communities to increase moderately in 2015 as these communities reached stabilized occupancy in 2014. Management also expects that net operating income from lease-up communities will increase moderately in 2015. Offsetting these increases, net operating income is expected to decline in 2015 due to the impact of the sale of three communities in 2014.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase moderately for 2015, compared to 2014, but are expected to be more than offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2015 due to five apartment communities under construction at March 31, 2015 and the expectation of additional development starts in 2015. Other expenses are expected to decline in 2015 due to the completion of technology system upgrades in 2014 and due to the timing of weather-related and casualty losses in 2014.

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

The Company’s net cash provided by operating activities increased from $31,352 for the three months ended March 31, 2014 to $36,401 for the three months ended March 31, 2015 primarily due to reduced net interest expense and increased property net operating income in 2015 from fully stabilized, newly stabilized and lease-up communities. For the full year 2015, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities, offset by apartment communities sold in 2014, as discussed above, and due to lower interest expense in 2015.

Net cash flows used in investing activities increased from $21,361 for the three months ended March 31, 2014 to $22,363 for the three months ended March 31, 2015 primarily due to increased construction and development expenditures between

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

periods, as certain development projects were nearing completion in 2014 and new projects were commenced in 2014 and in early 2015. For the full year 2015, the Company expects to continue to incur development expenditures on its existing development projects. The Company may sell certain apartment communities in 2015 as part of its overall investment, disposition and acquisition strategy depending on market conditions. However, there can be no assurance that any sales will occur.

Net cash flows used in financing activities increased from $17,705 for the three months ended March 31, 2014 to $28,469 for the three months ended March 31, 2015 primarily due to increased dividends to shareholders between years as well as payments of financing costs associated with debt refinancing activities in 2015. For the full year 2015, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under its at-the-market equity program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures, and no debt is scheduled to mature in 2015.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the three months ended March 31, 2015, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

The Company’s board of directors has established a current quarterly dividend rate of $0.40 per common share. The Company currently expects to at least maintain the quarterly dividend payment rate to common shareholders of $0.40 per common share for 2015. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales for the three months ended March 31, 2015 and for the full year of 2014 were $4,827 and $331,578, respectively. The proceeds from these asset sales were used to prepay certain mortgage indebtedness, to increase available cash and cash equivalent balances and to fund development and investment activities. As of March 31, 2015, the Company had no apartment communities held for sale.

In May 2012, the Company adopted an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2015, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of March 31, 2015, the Company’s aggregate pipeline of five apartment communities under development totaled approximately $365,400, of which approximately $247,600 remained to be incurred by the Company. The Company may also begin additional developments in 2015 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures.

As of May 1, 2015, the Company had cash and cash equivalents of approximately $105,000. Additionally, the Company had no outstanding borrowings, and $122 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at March 31, 2015.

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

Unsecured Line of Credit and Term Loan Refinancing

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock and debt repurchase programs

In May 2012, the Company adopted an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock. At March 31, 2015, the Company had not used the new program and had 4,000 shares remaining for issuance. The Company has used previous at-the-market equity programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

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

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three months ended
	March 31,
	2015	2014
New community development and acquisition activity (1)	$28,168	$14,913
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,633	1,286
Other community additions and improvements (3)	698	2,521
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,268	2,421
Corporate additions and improvements	206	128

	$32,973	$21,269

Other Data
Capitalized interest	$982	$846

Capitalized development and associated costs (5)	$1,135	$489

1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At March 31, 2015, the Company had 1,819 apartment units in five communities under development. These communities are summarized in the table below ($ in millions except cost per square foot data).

Community	Location	Number of Units	Estimated Average Unit Size Sq. Ft. (1)	Estimated Retail Sq. Ft. (1)	Estimated Total Cost (2)	Estimated Total Cost Per Sq. Ft. (3)	Costs Incurred as of 3/31/2015	Quarter of First Units Available	Estimated Quarter of Stabilized Occup. (4)	Percent Leased (5)
Under construction
The High Rise at Post Alexander™	Atlanta, GA	340	830	—	$75.5	$268	$61.0	2Q 2015	4Q 2016	N/A
Post Galleria™	Houston, TX	388	867	—	80.7	240	26.0	3Q 2016	4Q 2017	N/A
Post Parkside™ at Wade, II	Raleigh, NC	391	872	—	53.0	155	14.5	1Q 2016	2Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	11.7	1Q 2017	2Q 2018	N/A
Post Millennium Midtown™	Atlanta, GA	356	864	—	90.6	295	4.6	1Q 2017	2Q 2018	N/A

Total		1,819		5,800	$365.4		$117.8

Communities stabilized (6)
Post 510™	Houston, TX	242	857	—	$34.4	$166	$34.4	1Q 2014	1Q 2015	95.9%

1)	Square footage amounts are approximate. Actual square footage may vary.
2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
5)	Represents unit status as of May 1, 2015.
6)	This community reached stabilized occupancy in the first quarter 2015.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three months ended March 31, 2015 and 2014 was as follows.

	Three months ended
	March 31,
	2015	2014
Net income available to common shareholders	$19,021	$13,314
Noncontrolling interests - Operating Partnership	42	33
Depreciation on consolidated real estate assets	20,911	21,489
Depreciation on real estate assets held in unconsolidated entities	300	293
Gain on sale of retail condominium	(1,773)	—

Funds from operations available to common shareholders and unitholders (1)	$38,501	$35,129

Weighted average shares outstanding - basic (2)	54,567	54,286
Weighted average shares and units outstanding - basic (2)	54,688	54,421
Weighted average shares outstanding - diluted (2)	54,584	54,403
Weighted average shares and units outstanding - diluted (2)	54,705	54,538

1)	For the three months ended March 31, 2015, FFO included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities. For the three months ended March 31, 2014, FFO included other expenses of approximately $907 associated with the upgrade of enterprise software systems and casualty losses related to the extreme winter weather conditions in 2014.
2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 17 and 116 for the three months ended March 31, 2015 and 2014, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 119 and 112 for the three months ended March 31, 2015 and 2014, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2015, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At March 31, 2015, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% at March 31, 2015. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(4,092)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(1,141)

							$(5,233)

1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the three months ended March 31, 2015, other than the refinancing of the Company’s unsecured lines of credit and term loan facilities (see note 4 to the consolidated financial statements), there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of March 31, 2015, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses. Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing by June 2015. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2015 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015
January 31, 2015	—	$—	—	$200,000
February 1, 2015
February 28, 2015	—	—	—	$200,000
March 1, 2015
March 31, 2015	—	—	—	$200,000

Total	—	$—	—	$200,000

1)	In the fourth quarter of 2014, the Company’s board of directors approved a stock repurchase program that was announced on November 19, 2014 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

POST PROPERTIES, INC.

May 7, 2015	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2015	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2015	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 7, 2015	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2015	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2015	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ITEM 6.	EXHIBITS

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