Form 10-Q
period 2015-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2015-11-06
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
(Address of principal executive offices-zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

54,124,574 shares of common stock outstanding as of October 31, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015, of Post Properties, Inc. and Post Apartment Homes, L.P.   Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries.  References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries.  The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership.  As of September 30, 2015, the Company owned an approximate 99.8% interest in the Operating Partnership.  The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the notes to the consolidated financial statements to this Form 10-Q.  Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership.  The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at September 30, 2015).  This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;
•	The following information in the notes to the consolidated financial statements:
o	Computation of earnings per share for the Company
o	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Real estate assets
Land	$322,566	$317,077
Building and improvements	2,398,476	2,323,626
Furniture, fixtures and equipment	323,775	304,534
Construction in progress	108,531	86,971
Land held for future investment	29,635	33,197
	3,182,983	3,065,405
Less: accumulated depreciation	(1,001,342)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672
Total real estate assets	2,181,641	2,128,767
Investments in and advances to unconsolidated real estate entities	3,983	4,059
Cash and cash equivalents	62,959	140,512
Restricted cash	3,818	3,572
Deferred financing costs, net	7,432	5,117
Other assets	29,061	29,771
Total assets	$2,288,894	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$890,292	$892,459
Accounts payable, accrued expenses and other	79,241	70,616
Investments in unconsolidated real estate entities	15,882	16,624
Dividends and distributions payable	23,868	21,852
Accrued interest payable	7,893	4,229
Security deposits and prepaid rents	14,492	12,972
Total liabilities	1,031,668	1,018,752

Redeemable common units	7,028	7,086

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,632 and 54,632 shares issued and 54,124 and 54,509 shares outstanding at September 30, 2015 and December 31, 2014, respectively	546	546
Additional paid-in-capital	1,118,534	1,114,851
Accumulated earnings	171,676	185,001
Accumulated other comprehensive income (loss)	(5,686)	(3,675)
	1,285,079	1,296,732
Less common stock in treasury, at cost, 594 and 207 shares at September 30, 2015 and December 31, 2014, respectively	(36,252)	(10,772)
Total Company shareholders' equity	1,248,827	1,285,960
Noncontrolling interests - consolidated real estate entities	1,371	-
Total equity	1,250,198	1,285,960
Total liabilities, redeemable common units and equity	$2,288,894	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Rental	$91,802	$90,751	$268,831	$268,193
Other property revenues	5,628	5,476	16,874	16,130
Other	337	234	924	676
Total revenues	97,767	96,461	286,629	284,999

Expenses
Property operating and maintenance (exclusive of items
shown separately below)	42,707	41,675	124,342	124,066
Depreciation	22,073	21,018	64,748	63,614
General and administrative	4,622	4,784	13,989	12,878
Investment and development	73	555	583	2,160
Other investment costs	165	224	453	707
Other expenses	—	344	—	1,753
Total expenses	69,640	68,600	204,115	205,178

Operating income	28,127	27,861	82,514	79,821

Interest income	34	78	158	94
Interest expense	(7,927)	(9,858)	(23,773)	(31,535)
Amortization of deferred financing costs	(432)	(588)	(1,314)	(1,853)
Equity in income of unconsolidated real estate entities, net	603	422	1,568	1,408
Gains on sales of real estate assets, net	—	152,785	1,475	189,687
Other income (expense), net	(215)	(195)	(605)	(586)
Net loss on extinguishment of indebtedness	—	(14,070)	(197)	(18,357)
Net income	20,190	156,435	59,826	218,679
Noncontrolling interests - consolidated real estate entities	—	(22,416)	—	(22,554)
Noncontrolling interests - Operating Partnership	(43)	(313)	(126)	(464)
Net income available to the Company	20,147	133,706	59,700	195,661
Dividends to preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available to common shareholders	$19,225	$132,784	$56,934	$192,895

Per common share data - Basic
Net income available to common shareholders	$0.35	$2.44	$1.04	$3.55
Weighted average common shares outstanding - basic	54,326	54,301	54,409	54,233
Per common share data - Diluted
Net income available to common shareholders	$0.35	$2.44	$1.04	$3.54
Weighted average common shares outstanding - diluted	54,342	54,373	54,425	54,336

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$20,190	$156,435	$59,826	$218,679
Net change in derivative financial instruments	(1,220)	2,167	(2,015)	680
Total comprehensive income	18,970	158,602	57,811	219,359
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	(22,416)	—	(22,554)
Operating Partnership	(41)	(318)	(122)	(465)
Total Company comprehensive income	$18,929	$135,868	$57,689	$196,340

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2015
Equity & Accum. Earnings, December 31, 2014	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$—	$1,285,960
Comprehensive income	—	—	—	59,700	(2,011)	—	57,689	—	57,689
Employee stock purchase, stock
option and other plan issuances	—	—	(9)	(566)	—	1,232	657	—	657
Adjustment for ownership interest of redeemable
common units	—	—	54	—	—	—	54	—	54
Stock-based compensation	—	—	3,638	—	—	—	3,638	—	3,638
Acquisition of treasury stock	—	—	—	—	—	(26,712)	(26,712)	—	(26,712)
Dividends to preferred shareholders	—	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends to common shareholders ($1.28 per share)	—	—	—	(69,673)	—	—	(69,673)	—	(69,673)
Capital contributions from noncontrolling interests -
consolidated real estate entities	—	—	—	—	—	—	—	1,371	1,371
Adjustment to redemption value of redeemable
common units	—	—	—	(20)	—	—	(20)	—	(20)
Equity & Accum. Earnings, September 30, 2015	$9	$546	$1,118,534	$171,676	$(5,686)	$(36,252)	$1,248,827	$1,371	$1,250,198

2014
Equity & Accum. Earnings, December 31, 2013	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731
Comprehensive income	—	—	—	195,661	679	—	196,340	22,554	218,894
Employee stock purchase, stock
option and other plan issuances	—	—	(9)	(4,693)	—	8,519	3,817	—	3,817
Conversion of redeemable common units for shares	—	—	126	—	—	658	784	—	784
Adjustment for ownership interest of redeemable
common units	—	—	(430)	—	—	—	(430)	—	(430)
Stock-based compensation	—	—	2,950	—	—	—	2,950	—	2,950
Dividends to preferred shareholders	—	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends to common shareholders ($1.16 per share)	—	—	—	(63,097)	—	—	(63,097)	—	(63,097)
Distributions to noncontrolling interests - consolidated
real estate entities	—	—	—	—	—	—	—	(22,338)	(22,338)
Adjustment to redemption value of redeemable
common units	—	—	—	(101)	—	—	(101)	—	(101)
Equity & Accum. Earnings, September 30, 2014	$9	$546	$1,114,498	$191,142	$(2,740)	$(13,011)	$1,290,444	—	$1,290,444

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$59,826	$218,679
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	64,748	63,614
Amortization of deferred financing costs	1,314	1,853
Net gains on sales of real estate assets	(1,475)	(189,687)
Other, net	645	148
Equity in income of unconsolidated entities, net	(1,568)	(1,408)
Distributions of earnings of unconsolidated entities	1,503	1,542
Stock-based compensation	3,646	2,957
Net loss on extinguishment of indebtedness	197	18,357
Changes in assets, decrease (increase) in:
Other assets	(1,675)	1,325
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,664	2,903
Accounts payable and accrued expenses	1,483	9,762
Prepaid rents and other	1,338	290
Net cash provided by operating activities	133,646	130,335
Cash Flows From Investing Activities
Development and construction of real estate assets	(84,125)	(51,059)
Proceeds from sales of real estate assets	4,529	331,578
Capitalized interest	(3,328)	(2,345)
Property capital expenditures	(22,667)	(22,034)
Corporate additions and improvements	(942)	(3,600)
Investments in unconsolidated entities	(669)	(276)
Other investing activities	(246)	—
Net cash provided by (used in) investing activities	(107,448)	252,264
Cash Flows From Financing Activities
Lines of credit proceeds	—	90,463
Lines of credit repayments	—	(90,463)
Payments on indebtedness	(2,167)	(205,564)
Payments of financing costs and other	(4,008)	(17,322)
Proceeds from employee stock purchase and stock options plans	920	3,143
Acquisition of treasury stock and other	(28,101)	—
Distributions to noncontrolling interests - real estate entities	—	(22,338)
Distributions to noncontrolling interests - common unitholders	(149)	(147)
Dividends paid to preferred shareholders	(2,766)	(2,766)
Dividends paid to common shareholders	(67,662)	(59,195)
Other financing activities	182	—
Net cash used in financing activities	(103,751)	(304,189)
Net increase (decrease) in cash and cash equivalents	(77,553)	78,410
Cash and cash equivalents, beginning of period	140,512	82,110
Cash and cash equivalents, end of period	$62,959	$160,520

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Real estate assets
Land	$322,566	$317,077
Building and improvements	2,398,476	2,323,626
Furniture, fixtures and equipment	323,775	304,534
Construction in progress	108,531	86,971
Land held for future investment	29,635	33,197
	3,182,983	3,065,405
Less: accumulated depreciation	(1,001,342)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672
Total real estate assets	2,181,641	2,128,767
Investments in and advances to unconsolidated real estate entities	3,983	4,059
Cash and cash equivalents	62,959	140,512
Restricted cash	3,818	3,572
Deferred financing costs, net	7,432	5,117
Other assets	29,061	29,771
Total assets	$2,288,894	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$890,292	$892,459
Accounts payable, accrued expenses and other	79,241	70,616
Investments in unconsolidated real estate entities	15,882	16,624
Distributions payable	23,868	21,852
Accrued interest payable	7,893	4,229
Security deposits and prepaid rents	14,492	12,972
Total liabilities	1,031,668	1,018,752

Redeemable common units	7,028	7,086

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	13,706	14,057
Limited partner	1,197,415	1,232,186
Accumulated other comprehensive income (loss)	(5,686)	(3,675)
Total Operating Partnership equity	1,248,827	1,285,960
Noncontrolling interests - consolidated real estate entities	1,371	-
Total equity	1,250,198	1,285,960
Total liabilities, redeemable common units and equity	$2,288,894	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Rental	$91,802	$90,751	$268,831	$268,193
Other property revenues	5,628	5,476	16,874	16,130
Other	337	234	924	676
Total revenues	97,767	96,461	286,629	284,999

Expenses
Property operating and maintenance (exclusive of items
shown separately below)	42,707	41,675	124,342	124,066
Depreciation	22,073	21,018	64,748	63,614
General and administrative	4,622	4,784	13,989	12,878
Investment and development	73	555	583	2,160
Other investment costs	165	224	453	707
Other expenses	—	344	—	1,753
Total expenses	69,640	68,600	204,115	205,178

Operating income	28,127	27,861	82,514	79,821

Interest income	34	78	158	94
Interest expense	(7,927)	(9,858)	(23,773)	(31,535)
Amortization of deferred financing costs	(432)	(588)	(1,314)	(1,853)
Equity in income of unconsolidated real estate entities, net	603	422	1,568	1,408
Gains on sales of real estate assets, net	—	152,785	1,475	189,687
Other income (expense), net	(215)	(195)	(605)	(586)
Net loss on extinguishment of indebtedness	—	(14,070)	(197)	(18,357)
Net income	20,190	156,435	59,826	218,679
Noncontrolling interests - consolidated real estate entities	—	(22,416)	—	(22,554)
Net income available to the Operating Partnership	20,190	134,019	59,826	196,125
Distributions to preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available to common unitholders	$19,268	$133,097	$57,060	$193,359

Per common unit data - Basic
Net income available to common unitholders	$0.35	$2.44	$1.04	$3.55
Weighted average common units outstanding - basic	54,447	54,431	54,530	54,366
Per common unit data - Diluted
Net income available to common unitholders	$0.35	$2.44	$1.04	$3.54
Weighted average common units outstanding - diluted	54,463	54,503	54,546	54,469

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$20,190	$156,435	$59,826	$218,679
Net change in derivative financial instruments	(1,220)	2,167	(2,015)	680
Total comprehensive income	18,970	158,602	57,811	219,359
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	(22,416)	—	(22,554)
Total Operating Partnership comprehensive income	$18,970	$136,186	$57,811	$196,805

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
2015	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
Equity, December 31, 2014	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$—	$1,285,960
Comprehensive income	2,766	571	56,363	(2,011)	57,689	—	57,689
Contributions from the Company related to employee
stock purchase, stock option and other plans	—	7	650	—	657	—	657
Adjustment for ownership interest of redeemable
common units	—	—	54	—	54	—	54
Equity-based compensation	—	36	3,602	—	3,638	—	3,638
Acquisition of common units	—	(267)	(26,445)	—	(26,712)	—	(26,712)
Distributions to preferred unitholders	(2,766)	—	—	—	(2,766)	—	(2,766)
Distributions to common unitholders ($1.28 per unit)	—	(698)	(68,975)	—	(69,673)	—	(69,673)
Capital contributions from noncontrolling interests -
consolidated real estate entities	—	—	—	—	—	1,371	1,371
Adjustment to redemption value of redeemable
common units	—	—	(20)	—	(20)	—	(20)
Equity, September 30, 2015	$43,392	$13,706	$1,197,415	$(5,686)	$1,248,827	$1,371	$1,250,198

2014
Equity, December 31, 2013	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	2,766	1,934	190,961	679	196,340	22,554	218,894
Contributions from the Company related to employee
stock purchase, stock option and other plans	—	38	3,779	—	3,817	—	3,817
Conversion of redeemable common units	—	—	784	—	784	—	784
Adjustment for ownership interest of redeemable
common units	—	—	(430)	—	(430)	—	(430)
Equity-based compensation	—	30	2,920	—	2,950	—	2,950
Distributions to preferred unitholders	(2,766)	—	—	—	(2,766)	—	(2,766)
Distributions to common unitholders ($1.16 per unit)	—	(632)	(62,465)	—	(63,097)	—	(63,097)
Distributions to noncontrolling interests - consolidated
real estate entities	—	—	—	—	—	(22,338)	(22,338)
Adjustment to redemption value of redeemable
common units	—	—	(101)	—	(101)	—	(101)
Equity, September 30, 2014	$43,392	$14,085	$1,235,707	$(2,740)	$1,290,444	$—	$1,290,444

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$59,826	$218,679
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	64,748	63,614
Amortization of deferred financing costs	1,314	1,853
Net gains on sales of real estate assets	(1,475)	(189,687)
Other, net	645	148
Equity in income of unconsolidated entities, net	(1,568)	(1,408)
Distributions of earnings of unconsolidated entities	1,503	1,542
Equity-based compensation	3,646	2,957
Net loss on extinguishment of indebtedness	197	18,357
Changes in assets, decrease (increase) in:
Other assets	(1,675)	1,325
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,664	2,903
Accounts payable and accrued expenses	1,483	9,762
Prepaid rents and other	1,338	290
Net cash provided by operating activities	133,646	130,335
Cash Flows From Investing Activities
Development and construction of real estate assets	(84,125)	(51,059)
Proceeds from sales of real estate assets	4,529	331,578
Capitalized interest	(3,328)	(2,345)
Property capital expenditures	(22,667)	(22,034)
Corporate additions and improvements	(942)	(3,600)
Investments in unconsolidated entities	(669)	(276)
Other investing activities	(246)	—
Net cash provided by (used in) investing activities	(107,448)	252,264
Cash Flows From Financing Activities
Lines of credit proceeds	—	90,463
Lines of credit repayments	—	(90,463)
Payments on indebtedness	(2,167)	(205,564)
Payments of financing costs and other	(4,008)	(17,322)
Contributions from the Company related to employee stock
purchase and stock option plans	920	3,143
Redemption of common units and other	(28,101)	—
Distributions to noncontrolling interests - real estate entities	—	(22,338)
Distributions to noncontrolling interests - non-Company common unitholders	(149)	(147)
Distributions to preferred unitholders	(2,766)	(2,766)
Distributions to common unitholders	(67,662)	(59,195)
Other financing activities	182	—
Net cash used in financing activities	(103,751)	(304,189)
Net increase (decrease) in cash and cash equivalents	(77,553)	78,410
Cash and cash equivalents, beginning of period	140,512	82,110
Cash and cash equivalents, end of period	$62,959	$160,520

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. (the “Company”) and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. The Company through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of the Company, a publicly traded corporation which operates as a self-administered and self-managed real estate investment trust (“REIT”).  As used herein, the term "Company" includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P., unless the context indicates otherwise.

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

At September 30, 2015, the Company had interests in 23,723 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,192 apartment units in six communities currently under development or in lease-up.  At September 30, 2015, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2015, the Company had outstanding 54,124 shares of common stock and owned the same number of units of common limited partnership interests ("Common Units") in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership.  Common Units held by persons other than the Company totaled 121 at September 30, 2015 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership.  The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date).  With each redemption of outstanding Common Units for Company common stock, the Company's percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.  The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for three and nine month ended September 30, 2015 and 2014.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries.  The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, "Consolidation."  Under ASC Topic 810, variable interest entities ("VIEs") are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  The primary beneficiary is required to consolidate a VIE for financial reporting purposes.  The application of ASC Topic 810 requires management to make significant estimates and judgments about the Company's and its other partners' rights, obligations and economic interests in such entities.  For entities in which

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income.  All inter-company accounts and transactions have been eliminated in consolidation.  The Company’s noncontrolling interest of common unitholders (also referred to as "Redeemable Common Units") in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Under the terms of residential leases, the residents of the Company's residential communities are obligated to reimburse the Company for certain utility usage, water and electricity (at selected properties), where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity.  Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage.  Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities.  The weighted average borrowing costs, expressed as a percentage, were 4.3% and 4.6% for the nine months ended September 30, 2015 and 2014, respectively. Aggregate interest costs capitalized to projects under development or construction were $1,109 and $745 for the three months and $3,328 and $2,345 for the nine months ended September 30, 2015 and 2014, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects.  Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $1,237 and $784 for the three months and $3,585 and $1,785 for the nine months ended September 30, 2015 and 2014, respectively.  The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes.  Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress.  The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale.   This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy.  In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired.  Major replacements and betterments are capitalized and depreciated over their estimated useful lives.  Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components - 40 years; other building and land improvements - 20 years; furniture, fixtures and equipment – 5-10 years).

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, "Property, Plant and Equipment." Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature.  Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date.  If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company periodically classifies real estate assets as held for sale.  An asset is classified as held for sale after the approval of the Company's board of directors, after an active program to sell the asset has commenced and after the evaluation of other factors.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets.  Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated.

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

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness, and to its derivative financial instruments.  Fair value disclosures required under ASC Topic 820 are summarized in note 8 utilizing the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.

Recently issued accounting pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued.  This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures.   Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods.  Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts.  In August 2015, ASU 2014-09 was amended to defer the effective date by one year.  The new guidance is effective for annual reporting periods beginning after December 15, 2017; however, early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The Company expects to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the impact that this new guidance may have on its results of operations.

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

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest”, were issued.  ASU 2015-03 requires debt issuance costs to be reported as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Currently, such debt issuance costs are reported as deferred assets on the consolidated balance sheet.  Further, the amortization of debt issuance costs will be reported as interest expense in the consolidated statement of operations, under ASU 2015-03.  Currently, amortization expense of debt issuance costs is reported as a separate line item in the consolidated statement of operations.  ASU 2015-15 clarified that debt issuance costs related to line-of-credit arrangements would continue to be classified as deferred assets and ratably amortized over the term of the arrangements.  The new guidance is effective for reporting periods beginning after December 31, 2015.  The Company expects to adopt ASU 2015-03 and ASU 2015-15 as of January 1, 2016. This new guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine months ended
	September 30,
	2015	2014
Interest paid, net of interest capitalized	$20,109	$28,632
Interest paid, including interest capitalized	23,437	30,977
Income tax payments, net	1,298	1,039
Non-cash investing and financing activities:
Dividends and distributions payable	23,868	21,833
Construction and property capital expenditure cost accruals, increase (decrease)	6,398	(3,421)
Adjustments to equity related to redeemable common
units and other, net increase (decrease)	34	(531)
Non-cash contribution from noncontrolling interests - real estate assets	1,371	—
Conversions of redeemable common units	—	784
Common stock 401k matching contribution	—	658

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. The Company had no assets classified as held for sale at September 30, 2015.

In the first quarter of 2014, the Company classified three apartment communities, containing 645 units, as held for sale, including two communities, containing 337 units, in New York, New York and an additional community, containing 308 units, in Houston, Texas.  In May 2014, the apartment community located in Houston, Texas was sold for gross proceeds of approximately $71,750. The Company recognized a gain of $36,092 on the sale of this community in the second quarter of 2015. In September 2014, the two communities located in New York, New York were sold for gross proceeds of approximately $270,000. One of these communities was held in a consolidated entity, 68% owned by the Company. The Company recognized gains of $151,733 ($127,659 net of noncontrolling interests) on the sale of these communities in the third quarter of 2014. This disposition activity was part of the Company’s investment strategy of recycling investment capital to fund investment and development of apartment communities.  The Company determined that these communities did not meet the criteria for discontinued operations reporting and, accordingly, their operating results were included in continuing operations through their sale dates in 2014. The net income and net income attributable to the Company, including gains on sales of real estate assets related to these three communities, for the three and nine months ended September 30, 2014 were as follows:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014

Net income	$138,365	$176,041

Net income, net of noncontrolling interest	$115,918	$153,456

For the nine months ended September 30, 2015, the Company recognized a gain of $1,773 on the sale of its remaining condominium retail space at its former condominium community in Austin, Texas.  In 2015, gains on sales of real estate assets were net of state tax expense of $298 related to an asset sale.  For the three and nine months ended September 30, 2014, gains on condominium sales activities were $1,052 and $1,862, respectively, resulting from the recognition of $771 in reductions to condominium warranty and related obligations, the sale of a retail condominium and the sale of the final residential condominium unit at a former condominium community in Atlanta, Georgia.

Consolidated Joint Venture

In August 2015, the Company entered into a joint venture arrangement (the “Joint Venture”) with a private real estate company to develop, construct and operate a 358 unit apartment community in Denver, Colorado.  The Company owns a 92.5% equity interest and will provide construction financing to the Joint Venture.  Through September 30, 2015, the Joint Venture has acquired the land site

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and incurred pre-development costs.  The venture partner will generally be responsible for the development and construction of the community and the Company will manage the community upon its completion.  The Joint Venture was determined to be a variable interest entity with the Company designated as the primary beneficiary.  As a result, the accounts of the Joint Venture are consolidated by the Company.  At September 30, 2015, the Company’s consolidated assets, liabilities and equity included construction in progress of $18,710 and cash and cash equivalents of $163, accounts payable and accrued expenses of $909 and noncontrolling equity interests of $1,371 relating to the Joint Venture.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2015, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C.  The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting.  At September 30, 2015 and December 31, 2014, the Company’s investment in the 35% owned Apartment LLC totaled $3,983 and $4,059, respectively, excluding the credit investments discussed below.  The Company’s investment in the 25% owned Apartment LLC at September 30, 2015 and December 31, 2014 reflects a credit investment of $15,882 and $16,624, respectively.  These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.  The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs.  The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	September 30,	December 31,
Apartment LLCs - Balance Sheet Data	2015	2014
Real estate assets, net of accumulated depreciation of $53,466 and $52,012 at September 30, 2015 and December 31, 2014, respectively	$208,287	$208,493
Cash and other	6,512	5,490
Total assets	$214,799	$213,983
Mortgage notes payable	$177,723	$177,723
Other liabilities	2,535	3,445
Total liabilities	180,258	181,168
Members' equity	34,541	32,815
Total liabilities and members' equity	$214,799	$213,983
Company's equity investment in Apartment LLCs (1)	$(11,899)	$(12,565)

1)	At September 30, 2015 and December 31, 2014, the Company’s equity investment includes its credit investments of $15,882 and

$16,624, respectively, discussed above.

	Three months ended		Nine months ended
	September 30,		September 30,
Apartment LLCs - Income Statement Data	2015	2014	2015	2014
Revenues
Rental	$7,036	$6,701	$20,677	$19,821
Other property revenues	494	481	1,487	1,410
Total revenues	7,530	7,182	22,164	21,231
Expenses
Property operating and maintenance	2,762	3,167	8,919	8,749
Depreciation and amortization	1,479	1,412	4,391	4,175
Interest	2,278	2,278	6,774	6,774
Total expenses	6,519	6,857	20,084	19,698
Net income	$1,011	$325	$2,080	$1,533
Company's share of net income in Apartment LLCs	$603	$422	$1,568	$1,408

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At September 30, 2015, mortgage notes payable included four mortgage notes.  The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019.  The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017.  The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At September 30, 2015 and December 31, 2014, the Company's indebtedness consisted of the following:

	Payment		Maturity	September 30,	December 31,
Description	Terms	Interest Rate	Date	2015	2014
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022 (1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15% (2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99%	2019	190,292	192,459
Total				$890,292	$892,459

1)	The outstanding unsecured notes mature in 2017 and 2022.
2)	Represents stated rate at September 30, 2015. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility through January 2018.  At September 30, 2015, the effective blended interest rate under the Amended Term Loan was 2.69%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2015	$755
2016	3,071
2017	153,296
2018	3,502
2019	179,668
Thereafter	550,000
$890,292

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three or nine months ended September 30, 2015.  In September 2014, the Company prepaid $82,627 of secured mortgage indebtedness.  In conjunction with the prepayment, the Company recognized extinguishment losses of $14,070 ($12,333, net of noncontrolling interest) for the three months ended September 30, 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.  In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness.  In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 for the nine months ended September 30, 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Unsecured lines of credit

At September 30, 2015, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that was amended in January 2015.  At September 30, 2015, the Syndicated Line had a stated interest rate of LIBOR plus 1.05%, was provided by a syndicate of nine financial institutions and required the payment of annual facility fees of 0.20% of the aggregate loan commitments.  The Syndicated Line matures in 2019 and may be extended for an additional year at the Company's option, subject to the satisfaction of certain conditions.  The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt.  The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively.  The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions.  The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios.  The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates.  At September 30, 2015, letters of credit to third parties totaling $122 had been issued for the account of the Company under this facility.

Additionally, at September 30, 2015, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”) that was also amended in January 2015.  The Cash Management Line matures in 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

In connection with the refinancing of the Syndicated Line, the Cash Management Line and the Term Loan (discussed below), the Company incurred fees and expenses of $4,008 and recognized an extinguishment loss of $197 related to the write-off of a portion of unamortized deferred loan costs for the nine months ended September 30, 2015.

Unsecured term loan

At September 30, 2015, the Company had outstanding a $300,000 unsecured bank term loan facility (“Term Loan”) that was amended in January 2015.  The Term Loan carries a stated interest rate of LIBOR plus 1.15%, was provided by a syndicate of eight financial institutions and matures in 2020.  The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt.  The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Term Loan carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan.  The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%.  As a result, the effective blended interest rate on the Term Loan is 2.69% (subject to adjustment based on subsequent changes in the Company’s credit ratings) through January 2018, the termination date of the interest rate swaps.

Debt compliance and other

The Company's Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants.  Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements.  Additionally, the Company's ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds.  The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements.  The Company believes it met these financial covenants at September 30, 2015.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017.  Under this program, the Company repurchased 482 shares of common stock at an aggregate cost of $26,712 and at an average gross price per share of $55.40 for the three and nine months ended September 30, 2015.  Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.  There were no shares of common stock repurchased in the three or nine months ended September 30, 2014 under this program or a previous stock repurchase program.

In October 2015, the Company adopted an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  This program replaces a previous at-the-market common equity sales program, which expired in the second quarter of 2015.  The Company has not used this or the previous program in 2015 or 2014.  In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At September 30, 2015, and December 31, 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $7,028 and $7,086, respectively, representing their fair value at the respective dates.  In prior periods, the Company had noncontrolling interests in consolidated real estate entities that met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine months ended
	September 30,
	2015	2014
Redeemable common units, beginning of period	$7,086	$6,121
Comprehensive income	122	465
Conversion of redeemable common units for shares	-	(784)
Adjustment for ownership interest of redeemable
common units	(54)	430
Stock-based compensation	8	7
Distributions to common unitholders	(154)	(150)
Adjustment to redemption value of redeemable
common units	20	101
Redeemable common units, end of period	$7,028	$6,190

6.	COMPANY EARNINGS PER SHARE

For the three and nine months ended September 30, 2015 and 2014, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common shareholders (numerator):
Net income	$20,190	$156,435	$59,826	$218,679
Noncontrolling interests - consolidated real estate entities	—	(22,416)	—	(22,554)
Noncontrolling interests - Operating Partnership	(43)	(313)	(126)	(464)
Preferred stock dividends	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(47)	(314)	(133)	(435)
Net income available to common shareholders, adjusted	$19,178	$132,470	$56,801	$192,460
Common shares (denominator):
Weighted average shares outstanding - basic	54,326	54,301	54,409	54,233
Dilutive shares from stock options	16	72	16	103
Weighted average shares outstanding - diluted	54,342	54,373	54,425	54,336
Per-share amount:
Basic	$0.35	$2.44	$1.04	$3.55
Diluted	$0.35	$2.44	$1.04	$3.54

Stock options to purchase 28 and 55 shares of common stock for the three months and 28 and 62 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and nine months ended September 30, 2015 and 2014, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common unitholders (numerator):
Net income	$20,190	$156,435	$59,826	$218,679
Noncontrolling interests - consolidated real estate entities	—	(22,416)	—	(22,554)
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(47)	(314)	(133)	(435)
Net income available to common unitholders, adjusted	$19,221	$132,783	$56,927	$192,924
Common units (denominator):
Weighted average units outstanding - basic	54,447	54,431	54,530	54,366
Dilutive units from stock options	16	72	16	103
Weighted average units outstanding - diluted	54,463	54,503	54,546	54,469
Per-unit amount:
Basic	$0.35	$2.44	$1.04	$3.55
Diluted	$0.35	$2.44	$1.04	$3.54

Stock options to purchase 28 and 55 shares of common stock for the three months and 28 and 62 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value.  Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost.  Additionally, the Company records derivative financial instruments at fair value.  The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2015.  Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.  For the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements.  At September 30, 2015, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions.  These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate).  Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Term

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Loan borrowings of approximately 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) at September 30, 2015.  The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at September 30, 2015 and December 31, 2014 were valued as net liabilities of $5,700 and $3,685, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements.  The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs.  However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives.  These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2015	2014	2015	2014
Loss recognized in other comprehensive income	$(2,252)	$1,109	$(5,096)	$(2,454)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1,032)	$(1,058)	$(3,081)	$(3,134)

The amounts reported in accumulated other comprehensive income as of September 30, 2015 will be reclassified to interest expense as interest payments are made under the hedged indebtedness.  Over the next year, the Company estimates that $3,476 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.  The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of September 30, 2015, the termination payment by the Company would have been approximately $5,699.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments.  At September 30, 2015, the fair value of fixed rate debt was approximately $608,290 (carrying value of $590,292) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,632 (carrying value of $300,000).  At December 31, 2014, the fair value of fixed rate debt was approximately $620,641 (carrying value of $592,459) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $304,983 (carrying value of $300,000).  Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

9.	SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, "Segment Reporting," the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company's chief operating decision makers to manage the business.

The Company's chief operating decision makers focus on the Company's primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle.  These segments are described below.  All commercial properties and other ancillary

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

service and support operations are combined in the line item "other property segments" in the accompanying segment information.  The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2014.

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2015 and 2014.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2014.
•	Lease-up communities – those apartment communities that are under development and lease-up but were not stabilized by the beginning of 2015, including communities that stabilized in 2015.
•	Held for sale and sold communities – those apartment and mixed-use communities classified as held for sale or sold in 2015, if any, and those communities sold in 2014 (see note 2).

Segment performance measure

Management uses contribution to consolidated property net operating income ("NOI") as the performance measure for its operating segments. The Company uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company's consolidated statement of operations entitled "net income (loss)" is the most directly comparable GAAP measure to NOI.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2015 and 2014. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Fully stabilized communities	$85,725	$83,371	$252,823	$246,271
Newly stabilized communities	4,361	3,188	12,780	7,466
Lease-up communities	1,404	656	3,523	889
Held for sale and sold communities	—	3,478	—	14,168
Other property segments	5,940	5,534	16,579	15,529
Other	337	234	924	676
Consolidated revenues	$97,767	$96,461	$286,629	$284,999
Contribution to Property Net Operating Income
Fully stabilized communities	$52,038	$50,913	$153,350	$150,206
Newly stabilized communities	2,380	1,935	7,669	3,922
Lease-up communities	432	44	1,336	(224)
Held for sale and sold communities	—	1,811	—	7,157
Other property segments, including corporate management expenses	(127)	(151)	(992)	(804)
Consolidated property net operating income	54,723	54,552	161,363	160,257
Interest income	34	78	158	94
Other revenues	337	234	924	676
Depreciation	(22,073)	(21,018)	(64,748)	(63,614)
Interest expense	(7,927)	(9,858)	(23,773)	(31,535)
Amortization of deferred financing costs	(432)	(588)	(1,314)	(1,853)
General and administrative	(4,622)	(4,784)	(13,989)	(12,878)
Investment and development	(73)	(555)	(583)	(2,160)
Other investment costs	(165)	(224)	(453)	(707)
Other expenses	—	(344)	—	(1,753)
Equity in income of unconsolidated real estate entities, net	603	422	1,568	1,408
Gains on sales of real estate assets, net	—	152,785	1,475	189,687
Other income (expense), net	(215)	(195)	(605)	(586)
Net loss on extinguishment of indebtedness	—	(14,070)	(197)	(18,357)
Net income	$20,190	$156,435	$59,826	$218,679

10.	STOCK-BASED COMPENSATION PLANS

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods.  Total compensation expense related to restricted stock was $851 and $782 for the three months and $3,084 and $2,370 for the nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015, there was $4,016 of unrecognized compensation cost related to restricted stock.  This cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine months ended September 30,
	2015		2014
		Weighted-Avg.		Weighted-Avg.
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of period	76	$49	75	$48
Granted (1)	68	60	55	47
Vested	(8)	54	(1)	12
Unvested shares, end of period	136	54	129	48

1)	The total value of the restricted share grants for the nine months ended September 30, 2015 and 2014 was $4,123 and $2,566, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods.  The Company recorded compensation expense related to stock options of $110 and $133 for the three months and $398 and $406 for the nine months ended September 30, 2015 and 2014, respectively, recognized under the fair value method.  At September 30, 2015, there was $617 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2015 and 2014 is presented below:

	Nine months ended September 30,
	2015		2014
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	148	$46	539	$36
Granted	28	60	35	47
Exercised	(43)	47	(296)	32
Options outstanding, end of period (1)	133	49	278	42
Options exercisable, end of period (1)	72	46	216	41
Options vested and expected to vest, end of period (1)	130	49	275	42
Weighted average fair value of options granted during the period	$19.49		$15.21

1)

At September 30, 2015, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,260, $923 and $1,243, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 7.0 years, 5.7 years and 7.0 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.  The total intrinsic value of stock options exercised for the nine months ended September 30, 2015 and 2014 was $634 and $5,899, respectively.

At September 30, 2015, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$37.04 - $46.93	75	$45	6.5	51	$44
$48.00 - $60.40	58	55	7.8	21	50
Total	133	49	7.0	72	46

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2014.  The maximum number of shares issuable under the ESPP is 250.  The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined.  The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense.  Total compensation expense relating to the ESPP was $55 and $103 for the three months and $164 and $181 for the nine months ended September 30, 2015 and 2014, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law.  The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense.  Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.  The Company and its subsidiaries, including the Company’s taxable REIT subsidiaries (“TRSs”), income tax returns are subject to examination by federal and state tax jurisdictions for years 2012 through 2014.  Net income tax loss carryforwards and other tax attributes generated in years prior to 2012 are also subject to challenge in any examination of the 2012 to 2014 tax years.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management and other services.  These TRSs are subject to federal and state income taxes.  The income tax attributes associated with the TRSs are not material to the Company’s consolidated financial position or results of operations.

12.	OTHER EXPENSES

Other expenses for the three and nine months ended September 30, 2014 included expenses of approximately $344 and $1,003, respectively, related to the upgrade of the Company’s operating and financial software systems.  For the nine months ended September 30, 2014, other expenses also included casualty losses of $750 primarily related to extreme winter weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

Company overview

Post Properties, Inc. (the “Company”) and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. The Company through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of the Company, a publicly traded corporation which operates as a self-administered and self-managed real estate investment trust (“REIT”).  As used herein, the term "Company" includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P., unless the context indicates otherwise.

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

At September 30, 2015, the Company had interests in 23,723 apartment units in 60 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,192 apartment units in six communities currently under development and in lease-up.  At September 30, 2015, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2015, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership.  Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

The discussion below is combined for the Company and the Operating Partnership as their results of operations and financial conditions are substantially the same except for the effect of the 0.2% weighted average common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company's operations, and should be read in conjunction with the more full discussion of the Company's operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property Operations

Favorable market fundamentals and demographics and a steadily improving economy and jobs market have contributed to improved multi-family housing demand and, consequently, positive revenue and net operating income (“NOI”) in the Company’s markets since 2010.  Year-over-year same store revenues and NOI increased by 2.7% and 2.1%, or $6,552 and $3,144, respectively, in the first nine months of 2015, as compared to the first nine months of 2014.  The Company's operating results for the first nine months of 2015 and its outlook for the remainder of 2015 are more fully discussed in the "Results of Operations" and "Outlook" sections below.  The Company's outlook for the remainder of 2015 is based on the expectation that economic and employment conditions will continue to steadily improve.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected.  Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Development Activity

Earlier in 2015, the Company initiated construction of Post Millennium Midtown™ in Atlanta, Georgia, consisting of 356 apartment units and total budgeted costs of $90,600 and initiated a modest expansion of its Post Parkside™ at Wade, Phase II apartment community in Raleigh, North Carolina, consisting of 15 townhome rental units at a budgeted cost of $4,500. Additionally, in the third quarter of 2015, the Company entered into a consolidated joint venture arrangement to develop, construct and operate Post River North™ in Denver, Colorado, consisting of 358 apartment units and total budgeted costs of $88,200.  In 2014, the Company initiated construction of three apartment communities: Post Parkside™ at Wade, Phase II, Post Afton Oaks™ and Post South Lamar™, Phase II, containing 1,123 apartment units and 5,800 square feet of retail space. Total budgeted development and construction costs for these projects were $199,300.

An additional community, The High Rise at Post Alexander™, containing 340 apartment units with total budgeted costs of $75,500, began delivering and leasing units in the second quarter of 2015.  As of October 30, 2015, all apartment units at the community were completed and the community was 36.5% leased.  These communities are summarized in the “Liquidity and Capital Resources” section below under the sub-caption “Current Communities Under Development.”

In 2014 and into early 2015, the Company completed the lease-up of four apartment communities: Post 510™, Post Parkside™ at Wade, Phase I, Post Lake™ at Baldwin Park, Phase III and Post Soho Square™. These communities represent 1,280 apartment units and 25,464 square feet of retail space.  Additionally, as discussed above, The High Rise at Post Alexander™ began leasing in mid-2015.  For these five newly stabilized and lease-up communities, operating results included increased revenues and net operating income of $1,921 and $833 for the three months ended and $7,948 and $5,307 for the nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014.

The square footage amounts discussed above are approximate and actual amounts may vary.  The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at certain of its existing and new land sites over the next two years.  Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy.  Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.  There can be no assurance that land held for investment will be developed in the future or at all.  Although the Company does not believe that any impairment exists at September 30, 2015, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Financing Activity

In the first quarter of 2015, the Company refinanced its $330,000 unsecured lines of credit and $300,000 unsecured term loan facilities, resulting in reduced interest rates and extended maturity rates. These refinancings, coupled with the prepayment of secured indebtedness totaling $202,627 in 2014 using proceeds from apartment community sales, resulted in reduced gross interest expense, compared to 2014, of $1,567 for the three months ended September 30, 2015 and $6,779 for the nine months ended September 30, 2015.

Common Share Repurchase Program

In the third quarter of 2015, the Company announced an allocation of up to $100,000 of an existing $200,000 repurchase program (see note 5 to the consolidated financial statements) to pursue common share repurchases over approximately a twelve-month period.  In the third quarter, the Company repurchased 482 common shares at an aggregate cost of $26,712 at an average gross price per share of $55.40.  Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions. There can be no assurance that any additional shares will be repurchased under this program.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others.  Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2015, expectations regarding future impairment charges, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2015 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2015 business plan and to meet short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and to meet long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2015, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding at-the-market common equity programs and the use of proceeds thereof, expectations regarding share repurchases, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding  the Company’s ability to maintain its REIT status under the Internal Revenue Code.  Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions.  These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies.  The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K.  The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of the Company’s critical accounting policies, please refer to pages 29 to 31 of the Company’s Form 10-K.  There were no significant changes to the Company’s critical accounting policies and estimates for the three and nine months ended September 30, 2015.  The discussion below details the Company’s critical accounting policies related to asset impairments as well as the impact of the new accounting pronouncements relating to revenue recognition, consolidated reporting and the presentation of debt issuance costs and interest expense.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements).  Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets.  The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.).  The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its expected holding period are less than the asset’s net book value.  For real estate assets held for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell.  At September 30, 2015, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed.  See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued.  This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures.   Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods.  Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts.  In August 2015, ASU 2014-09 was amended to defer the effective date by one year.  The new guidance is effective for annual reporting periods beginning after December 15, 2017; however, adoption is permitted for annual reporting periods beginning after December 15, 2016.  The Company expects to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the impact that this new guidance may have on its results of operations.

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

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest”, were issued.  ASU 2015-03 requires debt issuance costs to be reported as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Currently, such debt issuance costs are reported as deferred assets on the consolidated balance sheet.  Further, the amortization of debt issuance costs will be reported as interest expense in the consolidated statement of operations, under ASU 2015-03.  Currently, amortization expense of debt issuance costs is reported as a separate line item in the consolidated statement of operations. ASU 2015-15 clarified that debt issuance costs related to line-of-credit arrangements would continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The new guidance is effective for reporting periods beginning after December 31, 2015.  The Company expects to adopt ASU 2015-03 and ASU 2015-15 as of January 1, 2016. This new guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

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

For the three and nine months ended September 30, 2015, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of the current and prior year, (2) two communities and portions of one community which reached stabilized occupancy in 2014, and (3) one community and portions of one community in lease-up, one of which reached stabilized occupancy in 2015.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred.  During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.  Lease-up deficits were $677 and $369 for the three months ended and $849

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and $1,318 for the nine months ended September 30, 2015 and 2014, respectively. The Company expects to incur additional lease-up deficits for the full year of 2015 at its The High Rise at Post Alexander™ community.

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

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company's apartment communities and other commercial properties summarized by segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$85,725	$83,371	$2,354	2.8%	$252,823	$246,271	$6,552	2.7%
Newly stabilized communities (2)	4,361	3,188	1,173	36.8%	12,780	7,466	5,314	71.2%
Lease-up communities (3)	1,404	656	748	114.0%	3,523	889	2,634	296.3%
Held for sale and sold communities (4)	—	3,478	(3,478)	(100.0)%	—	14,168	(14,168)	(100.0)%
Other property segments (5)	5,940	5,534	406	7.3%	16,579	15,529	1,050	6.8%
	97,430	96,227	1,203	1.3%	285,705	284,323	1,382	0.5%
Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	33,687	32,458	1,229	3.8%	99,473	96,065	3,408	3.5%
Newly stabilized communities (2)	1,981	1,253	728	58.1%	5,111	3,544	1,567	44.2%
Lease-up communities (3)	972	612	360	58.8%	2,187	1,113	1,074	96.5%
Held for sale and sold communities (4)	—	1,667	(1,667)	(100.0)%	—	7,011	(7,011)	(100.0)%
Other property segments, including corporate management expenses (6)	6,067	5,685	382	6.7%	17,571	16,333	1,238	7.6%
	42,707	41,675	1,032	2.5%	124,342	124,066	276	0.2%
Property net operating income (7)	$54,723	$54,552	$171	0.3%	$161,363	$160,257	$1,106	0.7%
Capital expenditures (8)
Annually recurring	$5,406	$3,911	$1,495	38.2%	$11,545	$10,126	$1,419	14.0%
Periodically recurring	$2,003	$1,443	$560	38.8%	$4,526	$6,052	$(1,526)	(25.2)%
Average apartment units in service	20,335	20,135	201	1.0%	20,168	20,173	(5)	(0.0)%

1)	Communities which reached stabilization prior to January 1, 2014.
2)	Communities which reached stabilized occupancy in 2014.
3)	Communities in lease-up but were not stabilized by the beginning of 2015, including communities stabilized in 2015.
4)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
5)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations.  Other property segment revenues exclude other corporate revenues of $337 and $234 for the three months and $924 and $676 for the nine months ended September 30, 2015 and 2014, respectively.

6)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses.  Corporate property management expenses were $3,152 and $2,994 for the three months and $9,448 and $8,819 ended for the nine months September 30, 2015 and 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Fully stabilized community NOI	$52,038	$50,913	$153,350	$150,206
Property NOI from other operating segments	2,685	3,639	8,013	10,051
Consolidated property NOI	54,723	54,552	161,363	160,257
Add (subtract):
Interest income	34	78	158	94
Other revenues	337	234	924	676
Depreciation	(22,073)	(21,018)	(64,748)	(63,614)
Interest expense	(7,927)	(9,858)	(23,773)	(31,535)
Amortization of deferred financing costs	(432)	(588)	(1,314)	(1,853)
General and administrative	(4,622)	(4,784)	(13,989)	(12,878)
Investment and development	(73)	(555)	(583)	(2,160)
Other investment costs	(165)	(224)	(453)	(707)
Other expenses	—	(344)	—	(1,753)
Equity in income of unconsolidated real estate entities, net	603	422	1,568	1,408
Gains on sales of real estate assets, net	—	152,785	1,475	189,687
Other income (expense), net	(215)	(195)	(605)	(586)
Net loss on extinguishment of indebtedness	—	(14,070)	(197)	(18,357)
Net income	$20,190	$156,435	$59,826	$218,679

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

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Rental and other revenues	$85,725	$83,371	2.8%	$252,823	$246,271	2.7%
Property operating and maintenance expenses (excluding depreciation and amortization)	33,687	32,458	3.8%	99,473	96,065	3.5%
Same store net operating income (1)	$52,038	$50,913	2.2%	$153,350	$150,206	2.1%
Capital expenditures (2)
Annually recurring	$5,210	$3,676	41.7%	$11,170	$9,555	16.9%
Periodically recurring	1,585	866	83.0%	3,673	3,176	15.6%
Total capital expenditures (A)	$6,795	$4,542	49.6%	$14,843	$12,731	16.6%
Total capital expenditures per unit
(A ÷ 18,780 units)	$362	$242	49.6%	$790	$678	16.5%
Average monthly rental rate per unit (3)	$1,459	$1,430	2.0%	$1,449	$1,417	2.3%
Average economic occupancy (4)	97.0%	96.4%	0.6%	96.0%	95.9%	0.1%
Physical occupancy, end of period (4)	95.7%	95.9%	(0.2)%	95.7%	95.9%	(0.2)%
Gross turnover (5)	55.0%	62.4%	(7.4)%	52.0%	59.0%	(7.0)%
Percentage rent increase - new leases (6)	1.2%	2.8%	(1.6)%	1.8%	2.4%	(0.6)%
Percentage rent increase - renewed leases (6)	5.1%	4.6%	0.5%	4.9%	4.6%	0.3%

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$5,210	$3,676	$11,170	$9,555
Newly stabilized communities	8	10	15	19
Lease-up communities	3	30	6	34
Held for sale and sold communities	—	134	—	275
Commercial and other segments	185	61	354	243
Total annually recurring capital expenditures	$5,406	$3,911	$11,545	$10,126
Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$1,585	$866	$3,673	$3,176
Newly stabilized communities	2	—	3	10
Lease-up communities	1	—	1	—
Held for sale and sold communities	—	175	—	614
Commercial and other segments	415	402	849	2,252
Total periodically recurring capital expenditures	$2,003	$1,443	$4,526	$6,052
Total revenue generating capital expenditures	$3,707	$2,223	$7,653	$5,561
Decrease (increase) in capital expenditure accruals	$(759)	$185	$(1,057)	$295
Total property capital expenditures per statements of cash flows	$10,357	$7,762	$22,667	$22,034

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
4)

Average economic occupancy is defined as gross potential rent plus other rental fees less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage.  Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts.  Average economic occupancy, including these amounts, would have been 96.6% and 95.8% for the three months and 95.5% and 95.2% for the nine months ended September 30, 2015 and 2014, respectively.  For the three months ended September 30, 2015 and 2014, net concessions were $189 and $308, respectively, and employee discounts were $159 and $168, respectively.  For the nine months ended September 30, 2015 and 2014, net concessions were $674 and $1,154, respectively, and employee discounts were $473 and $493, respectively.  Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.

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

Comparison of three months ended September 30, 2015 to three months ended September 30, 2014

The Operating Partnership reported net income available to common unitholders of $19,268 for the three months ended September 30, 2015, compared to $133,097 for the three months ended September 30, 2014.  The Company reported net income available to common shareholders of $19,225 for the three months ended September 30, 2015, compared to $132,784 for the three months ended September 30, 2014.  As discussed below, the decrease in income between periods primarily reflects the gains on sales of two apartment communities in 2014 and the decrease in net operating income from communities sold in 2014, partially offset by reduced interest expense, reduced debt extinguishment losses and the incremental improvement in the operating performance of the Company’s fully stabilized, newly stabilized and lease-up communities in 2015.

Rental and other revenues from property operations increased $1,203 or 1.3% from 2014 to 2015 primarily due to increased revenues from the Company’s fully stabilized communities of $2,354 or 2.8%, increased revenues of $1,173 from newly stabilized communities and increased revenues of $748 from lease-up communities, offset by decreased revenues of $3,478 from the sales of three communities in 2014.  The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The revenue increase from lease-up communities primarily reflects the lease-up of one community in 2014 and the initial lease-up of a second community in 2015. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and two communities in September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,032 or 2.5% from 2014 to 2015 primarily due to increases from fully stabilized communities of $1,229 or 3.8%, increases of $728 from newly stabilized communities, increases of $360 from lease-up communities, and increases of $382 from other property segments, partially offset by decreased expenses of $1,667 from the sales of three communities (discussed above) in 2014.  The increased expense from fully stabilized communities is discussed in more detail below.  The expense increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one development community in 2014 and the initial operating expenses associated with a second community that began initial leasing activities in the second quarter of 2015. The expense increase from other property segments primarily reflects modest increases in commercial property expenses as well as modest increases in corporate property management expenses.

In 2015, there were no sales of wholly owned apartment communities.  In 2014, the Company closed the sales of two apartment communities. One of these communities was held in a consolidated joint venture in which the Company held a 68% interest.  The Company recognized a gain in continuing operations of $151,733.  A share of the gain totaling $24,074 attributable to the noncontrolling interest in one of the communities was included as a reduction in net income when determining net income available to the Company.  The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below.  The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.  In addition, for the three months ended September 30, 2014, gains on sales of real estate assets included gains on condominium sales activities of $1,052.  These condominium profits reflected a reduction to condominium warranty and related obligations of $771 and a net gain of $281 related to the sale of a retail condominium.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Depreciation expense increased $1,055 or 5.0% from 2014 to 2015 primarily due to increased depreciation of $575 primarily related to the completion of apartment units at one lease-up community in 2015 and $256 related to newly stabilized communities.
General and administrative expenses decreased $162 or 3.4% from 2014 to 2015 primarily due to decreased net compensation costs primarily due to somewhat lower annual incentive plan expenses in 2015 resulting from the timing of expense recognition between years as well as somewhat lower long-term incentive plan expenses between years due to the accelerated vesting of annual awards in the first quarter of 2015 for certain officers who reached retirement age under the plan, partially offset by increased technology costs related to system upgrades completed in 2014 and increased legal and other professional fee expenses.

Investment and development expenses decreased $482 or 86.8% from 2014 to 2015 primarily due to increased capitalization of development personnel and associated costs to development projects of $453 between years. This increase was due to increased capitalization at three communities commenced in late 2014 and in 2015, partially offset by the reduction of development capitalization at two communities that were completed in 2014 and 2015. Additionally, development personnel and other costs decreased by $29 between years. The Company expects to commence new developments in 2015. The Company expects that the capitalization of development costs and expenses will be moderately higher in full year 2015, which will result in decreased net investment and development expenses for the full year 2015.

Other investment costs decreased $59 or 26.3% from 2014 to 2015.  Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2014 and 2015.

Other expenses of $344 in 2014 related to consulting expenses associated with the upgrade of the Company’s operating and financial software systems.

Interest expense decreased $1,931 or 19.6% from 2014 to 2015 primarily due to decreased interest costs of $1,114 resulting from the prepayment of $202,627 of mortgage indebtedness in 2014, using available cash and net proceeds from apartment community sales, decreased interest costs of $453 on unsecured bank line of credit and term loan facilities resulting from the January 2015 refinancing of these facilities at lower rates and increased interest capitalization to development projects of $364 in 2015.  Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at five communities under construction that commenced in 2014 and 2015, partially offset by decreased interest capitalization on two communities substantially completed in 2014 and 2015. The Company expects interest expense for the full year of 2015 to be lower than in 2014 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, the January 2015 refinancing of the Company’s unsecured credit facilities at lower interest rates, and increased interest capitalization on increased development and construction activities between years.

Annually recurring and periodically recurring capital expenditures increased $2,055 or 38.4% from 2014 to 2015.  The increase in periodically recurring capital expenditures of $560 primarily reflects increased exterior remediation expenditures at one community in 2015, partially offset by the timing of exterior remediation expenditures in 2014 as well as by reduced expenditures between years at communities sold in 2014.  For the full year 2015, the Company expects periodically recurring capital expenditures to be modestly higher than 2014 primarily due to the timing of exterior remediation projects between years.  The increase in annually recurring capital expenditures of $1,495 primarily reflects increased net structural, HVAC equipment and window replacement projects at four communities as well as the general timing of expenditures between years, partially offset by reduced expenditures at three communities sold in 2014.  For the full year 2015, the Company expects annually recurring capital expenditures to be moderately higher than 2014 primarily due to targeted equipment and structural upgrades at one community and modest increases throughout the portfolio in 2015.

Fully stabilized communities

Rental and other revenues increased $2,354 or 2.8% from 2014 to 2015.  This increase primarily resulted from a 2.0% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $1,640 between periods.  Average economic occupancy increased from 96.4% in 2014 to 97.0% in 2015. The occupancy change between periods resulted in decreased vacancy losses of $293 in 2015.  The remaining increase in rental and other property revenues of $421 was primarily due to increased leasing fees and lower net concessions between years.  Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,229 or 3.8% from 2014 to 2015.  This increase was primarily due to increased property tax expenses of $600 or 4.6%, increased maintenance expenses of $390 or 9.1% and increased other expenses of $282 or 13.3%.  The increase in property tax expenses primarily reflects increased expense accruals in 2015 due to higher expected real estate valuations by tax authorities in most of the Company’s markets. Maintenance expenses increased primarily due to increased exterior paint expenses and the general timing of expenses between years. The increase in other expenses primarily reflects increased information technology costs resulting from system upgrades in 2014.  See the “Outlook” section below for a discussion of expense trends for 2015.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

The Operating Partnership reported net income available to common unitholders of $57,060 for the nine months ended September 30, 2015, compared to $193,359 for the nine months ended September 30, 2014.  The Company reported net income available to common shareholders of $56,934 for the nine months ended September 30, 2015, compared to $192,895 for the nine months ended September 30, 2014.  As discussed below, the decrease in income between periods primarily reflects the gains on sales of three apartment communities in 2014 and the decrease in net operating income from communities sold in 2014, partially offset by reduced interest expense, reduced debt extinguishment losses and the incremental improvement in the operating performance of fully stabilized, newly stabilized and lease-up communities in 2015.

Rental and other revenues from property operations increased $1,382 or 0.5% from 2014 to 2015 primarily due to increased revenues from the Company’s fully stabilized communities of $6,552 or 2.7%, increased revenues of $5,314 from newly stabilized communities and increased revenues of $2,634 from lease-up communities, partially offset by decreased revenues of $14,168 from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The revenue increase from lease-up communities primarily reflects the lease-up of one community in 2014 and the initial lease-up of a second community in 2015. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014 and two communities in September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $276 or 0.2% from 2014 to 2015 primarily due to increased expenses from fully stabilized communities of $3,408 or 3.5%, increases of $1,567 from newly stabilized communities, increases of $1,074 from lease-up communities and increases of $1,238 from other property segments, partially offset by decreased expenses of $7,011 from the sale of three communities (described above) in 2014 . The increased expense from fully stabilized communities is discussed in more detail below.  The expense increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one development community in 2014 and the initial lease-up of a second community in 2015.  The expense increase from other property segments primarily reflects modest increases in commercial property expenses as well as modest increases in corporate property management expenses.

In 2015, there were no sales of wholly owned apartment communities. In 2014, the Company closed the sales of three apartment communities.  One of these communities was held in a consolidated joint venture in which the Company held a 68% interest.  The Company recognized aggregate gains in continuing operations of $187,825 related to these sales.  A share of the gain totaling $24,074 attributable to the noncontrolling interest in one of the communities is included as a reduction to net income when determining net income available to the Company. In 2015 and 2014, gains on sales of real estate assets also included condominium profits of $1,773 and $1,862, respectively, primarily resulting from sales of remaining retail and residential units as well as reductions to warranty and related obligations.  The Company has no further investment in residential or retail condominium properties at September 30, 2015. In 2015, gains on sales of real estate assets also included state tax expense of $298. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below.  The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

Depreciation expense increased $1,134 or 1.8% from 2014 to 2015, primarily due to increased depreciation of $1,168 related to the completion of apartment units at one lease-up community in 2014 and at a second lease-up community in 2015 and $1,087 related to newly stabilized communities, somewhat offset by decreased depreciation of $1,239 related to the cessation of depreciation on three communities classified as held for sale as of March 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

General and administrative expenses increased $1,111 or 8.6% from 2014 to 2015 primarily due to increased net compensation costs primarily due to increased long-term incentive plan expense resulting from the accelerated vesting of annual awards for certain officers who reached the retirement age under the Company’s incentive compensation plans and due to increased awards for other officers between years. General and administrative expenses also increased due to increased information technology costs related to system upgrades in 2014 and increased legal and other professional fee expenses.

Investment and development expenses decreased $1,577 or 73.0% from 2014 to 2015 primarily due to increased capitalization of development personnel and associated costs to development projects of $1,800. The increase was due to increased capitalization at four communities, commenced in 2014 and 2015, partially offset by decreased capitalization at five development communities that were completed in 2014 and 2015.  Additionally, development personnel and other costs increased by $223.  The Company expects to continue to complete portions of its existing development pipeline and commence additional developments in 2015. The Company expects that the capitalization of development costs and expenses will be moderately higher in 2015, which will result in decreased net investment and development expenses in 2015.

Other investment costs decreased $254 or 35.9% from 2014 to 2015.  Other investment costs primarily include land carry expenses, such as property taxes and assessments.  The decrease primarily reflects reduced land carry expenses related to land placed under development in 2014 and 2015.

Other expenses of $1,753 in 2014 included expenses of $1,003 related to the upgrade of the Company’s operating and financial software systems and casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

Interest expense decreased $7,762 or 24.6% from 2014 to 2015 primarily due to decreased interest costs of $5,553 resulting from the prepayment of $202,627 of mortgage indebtedness in 2014, using available cash and net proceeds from an apartment community sale, decreased interest costs of $1,226 on unsecured bank line of credit and term loan facilities resulting from the January 2015 refinancing of these facilities at lower rates and increased interest capitalization to development projects of $983 in 2015.  Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at six communities under construction that commenced in 2013, 2014 and 2015, partially offset by decreased interest capitalization on four communities substantially completed in 2014. The Company expects interest expense for the full year of 2015 to be lower than in 2014 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, the January 2015 refinancing of the Company’s unsecured credit facilities at lower interest rates, and increased interest capitalization on increased development and construction activities between years.

Annually recurring and periodically recurring capital expenditures decreased $107 or 0.7% from 2014 to 2015.  The decrease in periodically recurring capital expenditures of $1,526 primarily reflects reduced tenant improvements at an office property, reduced structural and exterior remediation improvements at three communities, reduced expenditures at three communities sold in 2014 as well as the recovery in 2015 of prior year capital expenditures totaling $545 through vendor litigation related to the replacement of sprinkler systems at one community.  These reduced expenditures were partially offset by the timing of increased structural and exterior remediation improvement projects at four communities in 2015.  For the full year 2015, the Company expects periodically recurring capital expenditures to be modestly higher than 2014 primarily due to the timing of structural and exterior remediation projects between years.  The increase in annually recurring capital expenditures of $1,419 primarily reflects increased net structural, HVAC equipment and window replacement projects at three communities as well as the general timing of expenditures between years, partially offset by reduced expenditures between years at communities sold in 2014.  For the full year 2015, the Company expects annually recurring capital expenditures to be moderately higher than in 2014 primarily due to targeted equipment and structural upgrades at one community and modest increases throughout the portfolio in 2015.

Fully stabilized communities

Rental and other revenues increased $6,552 or 2.7% from 2014 to 2015.  This increase primarily resulted from a 2.3% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $5,365 between periods. Average economic occupancy was generally consistent between years. The occupancy change between periods resulted in increased vacancy losses of $154 in 2015.  The remaining increase in rental and other property revenues of $1,033 was primarily due to increased leasing fees and lower net concessions.  Average rental rate increases and high occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of trends for 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,408 or 3.5% from 2014 to 2015.  This increase was primarily due to increased property tax expenses of $2,234 or 5.8%, increased personnel expenses of $266 or 1.3%, increased other expenses of $699 or 11.7%, and increased maintenance expenses of $243 or 1.8%.  The increase in property tax expenses primarily reflects increased expense accruals in 2015 due to higher real estate valuations by tax authorities in most of the Company’s markets, partially offset by favorable prior year tax settlements of $418.  Personnel expenses increased primarily due to annual salary increases.  The increase in other expenses primarily reflects increased information technology costs resulting from system upgrades in 2014.  Maintenance expenses increased primarily due to the general timing of expenses between years.  See the “Outlook” section below for a discussion of expense trends for 2015.

Asset disposals

In 2014, the Company classified three apartment communities, containing 645 units, as held for sale.  Two of the communities, containing 337 units were located in New York, New York and the additional community, containing 308 units, was located in Houston, Texas. The Company determined that these communities did not meet the criteria for discontinued operations reporting and, accordingly, were included in continuing operations. These communities were sold, and the Company recognized gains on sales, in the second and third quarters of 2014.  One of the communities was held in a consolidated entity, 68% owned by the Company. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities. The revenues, expenses, net income and net income attributable to the Company associated with these three communities for the three and nine months ended September 30, 2014 were as follows:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014

Revenues
Rental	$3,463	$14,003
Other property revenues	15	165
Total revenues	3,478	14,168
Property operating and maintenance expenses	(1,667)	(7,011)
Net operating income	1,811	7,157
Other expenses
Depreciation	—	(1,239)
Interest	(1,070)	(3,474)
Amortization of deferred financing costs	(39)	(158)
Net loss on extinguishment of indebtedness	(14,070)	(14,070)
Total other expenses	(15,179)	(18,941)
Gains on sales of real estate assets	151,733	187,825
Net income	$138,365	$176,041
Net income, net of noncontrolling interest	$115,918	$153,456

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

The Company's outlook for 2015 is based on the expectation that economic and employment conditions will continue to steadily improve.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company's markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2015, compared to 2014, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2014. The rate of revenue growth is expected to be somewhat consistent with 2014, as increased demand attributable to a steadily improving economy and jobs market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2015, compared to 2014.  The Company expects property tax expense to be the largest contributor to operating expense growth.  As a result, management expects fully stabilized community net operating income to increase modestly for 2015. Further, management expects net operating income from newly stabilized communities to increase moderately in 2015 as these communities reached stabilized occupancy in 2014. Management also expects that net operating income from lease-up communities will increase moderately in 2015. Offsetting these increases, net operating income is expected to decline in 2015 due to the impact of the sale of three communities in 2014.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase moderately for 2015, compared to 2014, but are expected to be offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2015 due to six apartment communities under construction at September 30, 2015 and the possibility of an additional development start in 2015. Other expenses are expected to decline in 2015 due to the completion of technology system upgrades in 2014 and due to the timing of weather-related and casualty losses in 2014.

Management expects interest expense for 2015 to be lower than in 2014 due to the early retirement of indebtedness in connection with asset sales in 2014, as well as the refinancing of the Company’s unsecured term loan and line of credit facilities at lower interest rates in January 2015, and due to increased interest capitalization related to expected increases in the volume of communities under construction in 2015.

The Company currently expects to utilize available cash, retained 2015 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures. See “Liquidity and Capital Resources” section below where discussed further. The Company’s outlook does not currently anticipate any share issuances under its at-the-market equity program in 2015. Future sales under any at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company's common stock relative to other sources of capital and the Company’s liquidity position.

Liquidity and capital resources

The discussion in this Liquidity and capital resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $130,335 for the nine months ended September 30, 2014 to $133,646 for the nine months ended September 30, 2015 primarily due to reduced net interest expense and increased property net operating income in 2015 from fully stabilized, newly stabilized and lease-up communities, somewhat offset by reduced property net operating income from apartment communities sold in 2014.  For the full year 2015, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities, offset by apartment communities sold in 2014, as discussed above, and due to lower interest expense in 2015.

Net cash flow provided by investing activities of $252,264 for the nine months ended September 30, 2014 changed to net cash flow used in investing activities of $107,448 for the nine months ended September 30, 2015 primarily due to proceeds received on sales of real estate assets in 2014, partially offset by increased construction and development expenditures between periods, as certain development projects were nearing completion in 2014 and new projects were commenced in 2014 and in 2015.  For the full year 2015, the Company expects to continue to incur development expenditures on its existing development projects.

Net cash flows used in financing activities decreased from $304,189 for the nine months ended September 30, 2014 to $103,751 for the nine months ended September 30, 2015 primarily due to the retirement of mortgage indebtedness in 2014, partially offset by increased dividends to shareholders between years and common share repurchases in 2015.  For the full year 2015, based on its

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

current outlook, the Company expects minimal to no new debt issuances or equity issuances under any at-the-market equity program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures, and no debt is scheduled to mature in 2015.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and  periodically recurring property and corporate capital expenditures.  These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the nine months ended September 30, 2015, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In June 2015, the Company’s board of directors increased the quarterly dividend rate from $0.40 to $0.44 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.44 per common share for the remainder of 2015.  However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant.  The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

The Company generally expects to utilize available net cash flow from operations, net proceeds from the sale of certain operating communities, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, dividends and distributions on its common and preferred equity and its debt service requirements.  The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, possibly through the sale of selected operating communities, through net proceeds from at-the-market common equity programs and possibly through equity or leveraged joint venture arrangements.  As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets, to enter into new markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities.  Total net sales proceeds from operating community and condominium sales for the nine months ended September 30, 2015 and for the full year of 2014 were $4,529 and $331,578, respectively.  The proceeds from these asset sales were used to prepay certain mortgage indebtedness, to increase available cash and cash equivalent balances and to fund development and investment activities.  As of September 30, 2015, the Company had no apartment communities held for sale.

Effective October 2015, the Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this or the previous program in recent years. The Company has used at-the-market common equity programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

sheet.  Sales under any program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of September 30, 2015, the Company’s aggregate pipeline of five apartment communities under development totaled approximately $382,600, of which approximately $274,100 remained to be incurred by the Company.  The Company also has one community that is substantially complete and currently in lease-up.  The Company may also begin additional developments in 2015 and in future periods.  The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures.

As of October 30, 2015, the Company had cash and cash equivalents of approximately $37,000.  Additionally, the Company had no outstanding borrowings, and $122 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities.  The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements.  Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at September 30, 2015.

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

Unsecured Line of Credit and Term Loan Refinancing

In January 2015, the Company closed the refinancing of its $330,000 unsecured lines of credit for an initial four-year term maturing in January 2019, with a one-year extension option. The refinancing reduced the current stated interest rate from London Interbank Offered Rate (LIBOR) plus 1.225%, to LIBOR plus 1.05%. The current stated annual facility fee was also reduced to 0.20% of the aggregate loan commitments. Also in January 2015, the Company closed the refinancing of its $300,000 unsecured bank term loan facility which extends the maturity date from January 2018 to January 2020.  The refinanced term loan facility reduced the current stated interest rate from LIBOR plus 1.70% to LIBOR plus 1.15%. The Company maintains interest rate swap agreements that fix the variable interest cost associated with this term loan facility through its prior maturity date in January 2018. The blended effective interest rate, after considering the impact of the interest rate swap arrangements, was reduced from 3.24% to 2.69% through January 2018, the termination date of the interest rate swap arrangements.

Stock and debt repurchase programs

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017.  In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over approximately the next 12 months.  Under this program, the Company repurchased 482 shares of common stock at an aggregate cost of $26,712 and at an average gross price per share of $55.40 for the three and nine months ended September 30, 2015.  Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company. Future common share repurchases are expected to be funded through the capital sources discussed above under “Liquidity and Capital Resources” section.  Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions. There can be no assurance that any additional shares will be repurchased under this program.

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

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
New community development and acquisition activity (1)	$41,593	$15,321	$93,500	$48,968
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,707	2,223	7,653	5,561
Other community additions and improvements (3)	2,003	1,443	4,526	6,052
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	5,406	3,911	11,545	10,126
Corporate additions and improvements	400	1,913	942	3,600
	$53,109	$24,811	$118,166	$74,307
Other Data
Capitalized interest	$1,109	$745	$3,328	$2,345
Capitalized development and associated costs (5)	$1,237	$784	$3,585	$1,785

1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At September 30, 2015, the Company had 1,852 units in five communities under development and 340 units in one community in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	9/30/2015	Available	Occup. (4)	Leased (5)
Under construction
Post Afton Oaks™	Houston, TX	388	867	—	$80.7	$240	$40.6	3Q 2016	4Q 2017	N/A
Post Parkside™ at Wade, II	Raleigh, NC	406	910	—	57.5	156	22.9	2Q 2016	3Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	18.6	1Q 2017	2Q 2018	N/A
Post Millennium Midtown™	Atlanta, GA	356	864	—	90.6	295	7.7	2Q 2017	3Q 2018	N/A
Post River North™ (6)	Denver, CO	358	818	—	88.2	301	18.7	2Q 2017	3Q 2018	N/A
Total		1,852		5,800	$382.6		$108.5

Substantially complete, in lease-up
The High Rise at Post Alexander™	Atlanta, GA	340	830	-	$75.5	$268	$73.5	2Q 2015	4Q 2016	36.5%

1)	Square footage amounts are approximate. Actual square footage may vary.
2)

To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.

3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
5)	Represents unit status as of October 30, 2015.
6)

The Company owns a 92.5% interest in this community.  The Company consolidates this community for financial reporting purposes. Total estimated cost excludes any future promoted interest to the developer.

Inflation

Substantially all of the leases at the Company’s communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company's lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company's policy generally permits the early termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and nine months ended September 30, 2015 and 2014 was as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available to common shareholders	$19,225	$132,784	$56,934	$192,895
Noncontrolling interests - Operating Partnership	43	313	126	464
Depreciation on consolidated real estate assets	21,712	20,724	63,697	62,795
Depreciation on real estate assets held in
unconsolidated entities	300	296	899	882
Gains on sales of depreciable real estate assets	—	(152,014)	(1,475)	(188,106)
Noncontrolling interest share of gains on sales of depreciable
real estate assets	—	24,074	—	24,074
Funds from operations available to common
shareholders and unitholders (1)	$41,280	$26,177	$120,181	$93,004

Weighted average shares outstanding - basic (2)	54,462	54,430	54,540	54,357
Weighted average shares and units outstanding - basic (2)	54,583	54,560	54,661	54,490
Weighted average shares outstanding - diluted (2)	54,478	54,502	54,556	54,460
Weighted average shares and units outstanding - diluted (2)	54,599	54,632	54,677	54,593

1)

For the nine months ended September 30, 2015, FFO included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities. For the three and nine months ended September 30, 2014, FFO included other expenses of approximately $344 and $1,003 associated with the upgrade of enterprise software systems.  For the three and nine months ended September 30, 2014, FFO also included debt extinguishment losses of $14,070 ($12,333, net of noncontrolling interests) and $18,357 ($16,620, net of noncontrolling interests), respectively, associated with the prepayment of secured mortgage indebtedness and $750 related to casualty losses.

2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 16 and 72 for the three months and 16 and 103 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 136 and 129 for the three months and 131 and 124 for the nine months ended September 30, 2015 and 2014, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At September 30, 2015, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements.  At September 30, 2015, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements).  In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000.  These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% at September 30, 2015. In addition, the Company has interest rate risk associated with fixed rate debt at maturity.  The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(4,436)

Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(1,264)
							$(5,700)

1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.  For the nine months ended September 30, 2015, other than the refinancing of the Company’s unsecured lines of credit and term loan facilities (see note 4 to the consolidated financial statements), there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of September 30, 2015, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of their disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the management of the Company and the Operating Partnership, including the principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of the Company's and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.  Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the controls and other procedures of the Company and the Operating Partnership that are designed to ensure that information required to be disclosed by the Company and the Operating Partnership in the reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to the Company's or the Operating Partnership’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2015 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015
July 31, 2015	—	$—	—	$200,000
August 1, 2015
August 31, 2015	250,852	55.71	250,852	$186,022
September 1, 2015
September 30, 2015	231,215	55.06	231,215	$173,288
Total	482,067	$55.40	482,067	$173,288

1)

In the fourth quarter of 2014, the Company’s board of directors approved a stock repurchase program that was announced on November 19, 2014 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2017. In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over approximately a 12-month period.

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

POST PROPERTIES, INC.

November 6, 2015	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2015	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 6, 2015	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2015	By	/s/ Arthur J. Quirk
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