Form 10-K
period 2015-12-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2016-02-26
CIK 903127, 1012271

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2015 was approximately $2,908,729,756.  As of February 15, 2016, there were 53,645,986 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Parts II and III of this report are incorporated by reference from the Post Properties, Inc. 2016 Proxy Statement in connection with its Annual Meeting of Shareholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015, of Post Properties, Inc. and Post Apartment Homes, L.P.   Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries.  References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries.  The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership.  As of December 31, 2015, the Company owned an approximate 99.8% interest in the Operating Partnership.  The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the consolidated footnotes to the financial statements to this Form 10-K.  Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership.  The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at December 31, 2015).  This annual report on Form 10-K presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;
•	The following information in the notes to the consolidated financial statements:
o	Computation of earnings (loss) per share for the Company
o	Computation of earnings (loss) per unit for the Operating Partnership
o	Quarterly financial information (unaudited) for the Company
o	Quarterly financial information (unaudited) for the Operating Partnership

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States.  As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise.  The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company.  At December 31, 2015, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.  At December 31, 2015, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units in seven communities currently under development or in lease-up.  The Company is a fully integrated organization with multi-family development, operations and asset management expertise.  The Company has approximately 619 employees.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted.  At December 31, 2015, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.8% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”).  The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock.  Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of common stock or cash equal to the fair market value thereof at the time of such redemption.  The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash.  With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues shares of common or preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

At December 31, 2015, the Operating Partnership wholly-owned a separate corporate subsidiary, Post Asset Management, Inc. (“PAM”).  Through PAM and its subsidiaries and through its predecessor, Post Services, Inc. and its subsidiaries, the Operating Partnership provides other services to third parties and, in prior years, sold for-sale condominium homes.  PAM is a “taxable REIT subsidiary” as defined in the Internal Revenue Code of 1986, as amended.  The Operating Partnership owns 100% of the common stock of PAM.

Post Properties, Inc.

Post Apartment Homes, L.P.

Business Strategy

The Company’s business strategy is centered upon developing, owning and operating consistently high-quality, well-appointed apartment communities in large, rapidly-growing cities in the Sunbelt and Mid-Atlantic regions of the United States.  The Company is focused on locating its apartment communities near established employment centers, as well as retail, restaurant and entertainment amenities, in places that appeal to its discerning residents.  The Company is also focused on delivering a high level of customer service, for which the Post® brand has been known for more than 40 years, and values the continuous growth and internal advancement of its associates.  The Company strives to make effective use of technology to enhance efficiency and the experience of its residents, and to operate in ways that make the cities where it does business better places to live.

The Company is focused on creating value for its shareholders by developing new communities, optimizing their financial performance over time, and then periodically selling mature communities in order to provide capital for reinvestment and to drive returns on equity.  The Company believes that a strong balance sheet, with low leverage, is essential to mitigating risk through business cycles and in providing capacity for opportunistic investing when it is appropriate to do so.

Key elements of the Company’s business strategy, as may be adjusted from time to time in response to current conditions in the capital markets and the U.S. economy, are as follows:

Investment, Disposition and Acquisition Strategy

The Company’s investment, disposition and acquisition strategy is aimed to achieve a real estate portfolio that has uniformly high quality, low average age properties and cash flow diversification.

The Company is focusing on a limited number of rapidly-growing major U.S. cities and has regional investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities that are consistent with its market strategy. The Company has operations in ten markets as of December 31, 2015.

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

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 40 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company’s service offering includes, among other things, attractive landscaping and numerous amenities, including controlled access, high-speed internet, on-site business centers, on-site courtesy officers, pools and fitness centers at a number of its communities.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company currently plans to achieve its objectives by generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 40%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% and maintaining adequate liquidity through available cash and its unsecured lines of credit.  At December 31, 2015, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets, and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

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

•	Acquired communities - those communities acquired in the current or prior year.
•	Held for sale and sold communities - those apartment and mixed-use communities classified as held for sale or sold.

A summary of segment operating results for 2015, 2014 and 2013 is included in note 15 to the Company’s consolidated financial statements.  Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Post Properties, Inc.

Post Apartment Homes, L.P.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2011 through December 31, 2015, the Company and its affiliates have developed and completed 2,386 apartment units in five apartment communities and additional phases in four communities and sold five apartment communities containing an aggregate of 1,263 apartment units (including a joint venture interest in one apartment community consisting of 276 units in 2012).  During the same period, the Company acquired three apartment communities containing 887 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development.  The following table shows a summary of the Company’s development and sales activity during these periods.

	2015		2014		2013		2012		2011
Units developed and completed	340		883		1,163		—		—
Units acquired	—		—		300		360		227
Units sold	—		(645)		(342)		(278)	(4)	—
Total units completed and owned by the Company and its affiliates at year-end	21,872	(1)	21,531	(2)	21,293	(3)	20,172	(5)	20,090	(6)
Total revenues from continuing operations (in thousands)	$384,006		$377,812		$362,737		$330,334		$301,003

(1)	Excludes 2,290 units currently under development at December 31, 2015. Includes a net increase of one apartment unit to reflect the conversion from a commercial space.
(2)	Excludes 1,463 units under development at December 31, 2014.
(3)	Excludes 1,223 units under development (including 410 units in lease-up) at December 31, 2013.
(4)	Includes a net decrease of two apartment units to reflect the conversion of two apartment units into commercial space.
(5)	Excludes 2,046 units under development (including 662 units in lease-up) at December 31, 2012.
(6)	Excludes 1,568 units under development at December 31, 2011.

Current Development Activity

At December 31, 2015, the Company had 2,630 apartment units in seven communities under construction or in lease-up.  These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	12/31/2015	Available	Occup. (4)	Leased (5)
Under construction
Post Parkside™ at Wade, II	Raleigh, NC	406	910	-	$57.5	$156	$30.0	2Q 2016	3Q 2017	N/A
Post Afton Oaks™	Houston, TX	388	867	-	80.7	240	46.9	3Q 2016	4Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	23.1	1Q 2017	2Q 2018	N/A
Post Millennium Midtown™	Atlanta, GA	356	864	-	90.6	295	14.0	2Q 2017	3Q 2018	N/A
Post River North™ (6)	Denver, CO	358	818	-	88.2	301	21.4	2Q 2017	3Q 2018	N/A
Post Centennial Park™	Atlanta, GA	438	808	-	96.0	271	15.9	1Q 2018	2Q 2019	N/A
Total		2,290		5,800	$478.6		$151.3
Substantially complete, in lease-up
The High Rise at Post Alexander™	Atlanta, GA	340	830	-	$74.8	$265	$74.0	2Q 2015	4Q 2016	55.3%

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of February 15, 2016.
(6)

The Company owns a 92.5% interest in an entity which is developing Post River North™. Total estimated cost represents aggregate costs of the joint venture and excludes any future promoted interest to the developer.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

In recent years, there has been heightened scrutiny of the multi-family housing industry for compliance with the requirements of the FHA and ADA.  In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Substantive briefing on these legal issues was completed on February 9, 2016. The parties now await a hearing with the Court to discuss the issues and potentially to set the case for trial. Until such time as the Court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations, cash flows and financial condition. In addition, in connection with certain property dispositions or formations of strategic joint ventures, the Company may be required to provide indemnification against liabilities associated with the above litigation.

Post Properties, Inc.

Post Apartment Homes, L.P.

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

In developing properties and constructing apartment communities, the Company utilizes independent environmental consultants to determine whether there are any flood plains, wetlands or other environmentally sensitive areas, such as particular species habitats, that are part of the property to be developed.  If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements.  If wetlands or other environmentally sensitive areas are identified, the Company plans and conducts its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards.  In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

Storm water discharge from a construction site is subject to the storm water permit requirements mandated under the Clean Water Act.  In most jurisdictions, the state administers the permit programs.  The Company currently anticipates that it will be able to obtain and materially comply with any storm water permits required for new development. Other aspects of construction projects, such as site dewatering and waste removal, are also subject to environmental requirements. The Company is in material compliance with applicable environmental requirements and has obtained and is in material compliance with the construction site storm water permits and other permits required for its existing development activities.

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

Various environmental laws govern certain aspects of the Company’s ongoing operation of its communities.  Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint), use of active underground petroleum storage tanks, use of pesticides, and waste-management activities.  The failure to comply with such requirements could subject the Company to a government enforcement action and/or claims for damages by a private party.

The Company has not been notified by any governmental authority of any material noncompliance, claim or liability in connection with environmental conditions  or matters associated with any of its apartment communities or other properties.  The Company has not been notified of a material claim for personal injury or property damage by a private party relating to any of its apartment

Post Properties, Inc.

Post Apartment Homes, L.P.

communities or other properties in connection with environmental conditions or matters. The Company is not aware of any environmental conditions or matters with respect to any of its apartment communities or other properties that could be expected to give rise to any material noncompliance claim or liability.

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment communities or the Company might have underestimated any potential environmental issues identified in the investigations or otherwise known to be associated with the Company’s real property and its apartment communities.  It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances or regulations.  The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

Where You Can Find More Information

The Company makes its annual report on Form l0-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet website, located at http://www.postproperties.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The information on the Company’s website is not incorporated by reference into this Form 10-K.

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

From time to time, the Company develops and constructs apartment communities.  The Company is currently developing a second phase of its Post Parkside™ at Wade apartment community in Raleigh, North Carolina, its Post Afton Oaks™ community in Houston, Texas, a second phase of its Post South Lamar™ apartment community in Austin, Texas, its Post Millenium Midtown™ apartment community in Atlanta, Georgia, its Post River North™ apartment community in Denver, Colorado and its Post Centennial Park™ apartment community in Atlanta, Georgia. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company may also make improvements to acquired or existing properties.  The Company’s development and construction activities may be exposed to the following risks:

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

At December 31, 2015, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.  Although the Company’s strategy in recent years has focused on reducing its concentration in Atlanta, Georgia and building critical mass in other core markets, it is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Economic slowdowns in the U.S. and declines in the condominium and single family housing markets may negatively affect the Company’s financial condition and results of operations.

There was a significant decline in economic growth, both in the U.S. and globally, that began in 2008 and continued through 2009. Although the real estate development industry and the U.S. economy has improved since 2010, there can be no assurance that market

Post Properties, Inc.

Post Apartment Homes, L.P.

conditions will remain or improve further in the near future. Negative trends may materially and adversely affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with lower cost apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all, is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, conditions in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from any economic downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

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

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities to make future principal payments, it may not have sufficient cash flow available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities:

•	the national and local economies;
•	local real estate market conditions, such as an oversupply of apartment homes or competing for-sale condominium and single family housing;
•	the perceptions by prospective residents or buyers of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;
•	the Company’s ability to provide adequate management, maintenance and insurance for its apartment communities; and
•	rental expenses for its apartment communities, including real estate taxes, insurance and utilities.

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community.  If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor.  The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.  As of December 31, 2015, the Company had consolidated outstanding mortgage indebtedness of $189,537, senior unsecured notes of $400,000, unsecured term loan indebtedness of $300,000 and no outstanding borrowings on its unsecured revolving lines of credit.  None of the Company’s indebtedness matures in 2016.

The Company could become more highly leveraged, which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s currently stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 40%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% and to maintain adequate liquidity through the Company’s available cash and unsecured lines of credit. At December 31, 2015, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated leverage goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

In addition, the Company’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes.  The Company manages its debt to be in line with its stated leverage goal and to be in compliance with its debt covenants, but the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt.  Accordingly, the Company could become more leveraged, resulting in an increased risk of default of its debt covenants or on its debt obligations and in an increase in debt service requirements.  Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

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

If the Company or one of its subsidiaries defaults on its obligations to repay outstanding indebtedness, the default could cause a cross-default or cross-acceleration under other indebtedness and off-balance sheet derivative obligations.  A default under the agreements governing the Company’s or its subsidiaries’ indebtedness, including a default under mortgage indebtedness, revolving lines of credit, bank term loan, the indenture for the Company’s outstanding senior notes or other instruments, or derivative financial instruments that is not waived by the required lenders or holders of outstanding notes, could trigger cross-default or cross-acceleration provisions under one or more agreements governing the Company’s indebtedness and off-balance sheet derivative obligations, which could cause an immediate default or allow the lenders or counterparties to declare all funds borrowed thereunder to be due and payable.

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

The Company pays regular quarterly dividends to holders of shares of its common stock. Commencing with the dividend declared in February 2016, the Company established a quarterly dividend payment rate to common shareholders of $0.47 per share. To the extent the Company continues to pay dividends at the current dividend rate, it expects to use cash flows from operations reduced by annual

Post Properties, Inc.

Post Apartment Homes, L.P.

operating capital expenditures to fund the dividend payments to common and preferred shareholders in 2016. The Company expects to use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments in 2016.

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

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single and multi-family homes. Competitive housing in a particular area and increased affordability of owner occupied single and multi-family homes caused by lower housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

Within the past few years, there has been heightened scrutiny of the multi-family housing industry for compliance with the requirements of the FHA and ADA.  In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Substantive briefing on these legal issues was completed on February 9, 2016. The parties now await a hearing with the Court to discuss the issues and potentially to set the case for trial. Until such time as the Court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition.  In addition, in connection with certain property dispositions or formations of strategic joint ventures, the Company may be required to provide indemnification against liabilities associated with above litigation.

Post Properties, Inc.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

The Company’s qualification as a REIT for federal income tax purposes depends upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Code. The Company believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. Therefore, the Company may not have qualified or may not continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and

Post Properties, Inc.

Post Apartment Homes, L.P.

the Internal Revenue Service (“IRS”) has and may continue to make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any new, pending or proposed tax law changes would jeopardize its REIT status.

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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000 shares of preferred stock, of which 868 were outstanding as of December 31, 2015. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

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

At December 31, 2015, the Company owned 57 completed Post® multi-family apartment communities, including a second phase of one community in lease-up and four communities held in unconsolidated entities.  These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	15	6,607	30.2%
Dallas, TX	15	4,726	21.6%
Greater Washington, D.C.	7	2,914	13.3%
Tampa, FL	5	2,342	10.7%
Charlotte, NC	5	1,748	8.0%
Orlando, FL	3	1,308	6.0%
Houston, TX	2	895	4.1%
Austin, TX	4	935	4.3%
Raleigh, NC	1	397	1.8%
	57	21,872	100.0%

Thirty-seven of the communities have equal to or in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units.  The average age of the communities is approximately 14.8 years.  The average economic occupancy rate was 96.1% and 95.8% for 2015 and 2014, respectively, and the average monthly rental rate per apartment unit was $1,453 and $1,421, respectively, for the 50 communities stabilized for 2015 and 2014.  See “Selected Financial Information.”

At December 31, 2015, the Company had 2,630 apartment units in seven communities currently under construction or in lease-up. A second phase of one community in lease-up, totaling 340 apartment units, is included in the table above and in the community information on pages 18 and 19.

Post Properties, Inc.

Post Apartment Homes, L.P.

Community Information

	Year
	Completed/		December 2015	2015
Market /	Year of		Average	Average
Submarket /	Substantial	No. of	Rental Rates	Economic
Community	Renovations	Units	Per Unit	Occ. (1)
Atlanta
Buckhead / Brookhaven
Post Alexander™	2008	307	$1,800	96.9%
The High Rise at Post Alexander™ (5)	2015	340	1,916	N/A
Post Brookhaven®	1990-1992 (3)	735	1,279	97.6%
Post Chastain®	1990/2008	558	1,369	96.8%
Post Collier Hills® (2)	1997	396	1,286	95.8%
Post Gardens®	1998	397	1,383	96.2%
Post Glen®	1997	314	1,454	97.3%
Post Lindbergh® (2)	1998	396	1,342	95.1%
Post Peachtree Hills®	1992-1994/2009 (3)	300	1,493	97.0%
Post StratfordTM (4)	2000	250	1,431	95.5%
Dunwoody
Post Crossing®	1995	354	1,297	98.0%
Emory Area
Post BriarcliffTM	1999	688	1,378	96.1%
Midtown
Post ParksideTM	2000	188	1,619	96.9%
Northwest Atlanta
Post Crest® (2)	1996	410	1,209	97.8%
Post Riverside®	1998	522	1,681	97.0%
Post SpringTM	2000	452	1,150	97.1%
Subtotal/Average – Atlanta (5)		6,607	1,417	96.8%
Dallas
North Dallas
Post Addison CircleTM	1998-2000 (3)	1,334	1,169	96.5%
Post EastsideTM	2008	435	1,267	95.8%
Post Legacy	2000	384	1,179	96.2%
Post Sierra at Frisco Bridges™	2009	268	1,195	96.4%
Uptown Dallas
Post AbbeyTM	1996	34	2,147	96.0%
Post Cole’s CornerTM	1998	186	1,240	97.0%
Post GalleryTM	1999	34	3,065	94.6%
Post HeightsTM	1998-1999/2009 (3)	368	1,402	96.7%
Post Katy Trail™	2010	227	1,669	96.2%
Post MeridianTM	1991	133	1,513	94.0%
Post SquareTM	1996	217	1,411	95.6%
Post Uptown VillageTM	1995-2000 (3)	496	1,178	97.7%
Post VineyardTM	1996	116	1,209	98.0%
Post VintageTM	1993	160	1,273	97.7%
Post WorthingtonTM	1993/2008	334	1,460	96.5%
Subtotal/Average – Dallas		4,726	1,293	96.5%
Austin
Post Barton Creek™	1998	160	1,828	95.1%
Post Park Mesa™	1992	148	1,577	94.4%
Post South Lamar™	2013	298	1,581	92.6%
Post West Austin™	2009	329	1,476	95.4%
Subtotal/Average – Austin		935	1,586	94.3%

Post Properties, Inc.

Post Apartment Homes, L.P.

Community Information

	Year
	Completed/		December 2015	2015
Market /	Year of		Average	Average
Submarket /	Substantial	No. of	Rental Rates	Economic
Community	Renovations	Units	Per Unit	Occ. (1)
Houston
Post Midtown Square®	1999/2013 (3)	653	$1,491	93.5%
Post 510™	2014	242	1,582	93.5%
Subtotal/Average – Houston		895	1,516	93.5%
Tampa
Post Bay at Rocky Point™	1997	150	1,521	97.2%
Post Harbour PlaceTM	1999-2002 (3)	578	1,600	97.0%
Post Hyde Park®	1996-2008 (3)	467	1,575	97.2%
Post Rocky Point®	1996-1998 (3)	916	1,375	96.7%
Post Soho Square™	2014	231	1,774	98.3%
Subtotal/Average – Tampa		2,342	1,519	97.1%
Orlando
Post Lake® at Baldwin Park	2004-2007 (3)	350	1,539	98.0%
Post Lake® at Baldwin Park - Phase III	2013	410	1,581	95.6%
Post Lakeside™	2013	300	1,409	96.4%
Post ParksideTM	1999	248	1,558	97.2%
Subtotal/Average – Orlando		1,308	1,526	96.7%
Charlotte
Post Ballantyne	2004	323	1,266	96.3%
Post Gateway PlaceTM	2000	436	1,160	95.3%
Post Park at Phillips Place®	1998	402	1,447	94.6%
Post South End™	2009	360	1,410	96.1%
Post Uptown PlaceTM	2000	227	1,226	96.1%
Subtotal/Average – Charlotte		1,748	1,306	95.6%
Raleigh
Post Parkside™ at Wade	2013	397	1,078	93.8%
Washington D.C.
Maryland
Post Fallsgrove	2003	361	1,672	96.4%
Post Park®	2010	396	1,653	95.4%
Virginia
Post Carlyle Square™	2006/2013 (3)	549	2,253	93.6%
Post Corners at Trinity Centre	1996	336	1,553	96.4%
Post Pentagon Row TM	2001	504	2,189	95.0%
Post Tysons Corner TM	1990	499	1,706	96.6%
Washington D.C.
Post Massachusetts Avenue TM (2)	2002	269	3,297	95.5%
Subtotal/Average – Washington, D.C.		2,914	2,011	95.3%
Total		21,872	$1,483	96.1%

(1)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(2)	These communities are owned in unconsolidated entities.
(3)	These dates represent the respective completion dates for multiple phases of a community.
(4)	The Company has a leasehold interest in the land underlying this community.
(5)

This community was in lease-up during 2015; therefore, the average economic occupancy information is not included above. As such, the respective market average economic occupancy and market average rental rate totals exclude this community.

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Substantive briefing on these legal issues was completed on February 9, 2016. The parties now await a hearing with the Court to discuss the issues and potentially to set the case for trial. Until such time as the Court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2016 are as follows:

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

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.   Mr. Stockert is the President and Chief Executive Officer of the Company.  Mr. Stockert has been the Chief Executive Officer since July 2002.  From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer.  From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate Company.  From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation.  From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley).  Mr. Stockert is 53 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003.  Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years.  Mr. Papa is a Certified Public Accountant.  Mr. Papa is 50 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for thirty-one years. Since October 1997, she has been an Executive Vice President of the Company and is responsible for oversight of all legal matters of the Company and risk management.  Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990.  Ms. Cohen is 61 years old.

David C. Ward.  Mr. Ward has been an Executive Vice President and Chief Investment Officer of the Company since August 2013 and is responsible for all acquisition, disposition, development, and asset management activities for the Company’s portfolio.  Mr. Ward served as Executive Vice President, Regional Investment Director from August 2004 to August 2013. Prior to joining the Company, Mr. Ward was Divisional President and Managing Partner for JPI Partners, Inc., where he was responsible for multifamily investment activities for regional offices in Texas, Georgia and Florida.  Mr. Ward is 56 years old.

Charles A. Konas.  Mr. Konas has been an Executive Vice President, Construction and Property Services of the Company since January 2010 responsible for construction management and property maintenance.  Mr. Konas served as Executive Vice President, Construction/Development from January 2007 to January 2010 and as Senior Vice President, Construction/Development from October 2004 to January 2007.   Prior to joining the Company, Mr. Konas was a Senior Vice President with Carter & Associates, a leading regional full service real estate firm, from May 1998 to October 2004.  Mr. Konas is 57 years old.

S. Jamie Teabo.  Ms. Teabo has been with the Company for twenty-nine years.  Since February 2010, she has been an Executive Vice President, Property Management of the Company responsible for the management and leasing operations of the Company’s apartment communities.  She was a Senior Vice President in the property management division of the Company from 1998 to 2010. Prior thereto, Ms. Teabo was a Group Vice President in the property management division of the Company since 1995. Ms. Teabo is a Certified Property Manager and a member of the Institute of Real Estate Management. Ms. Teabo is 52 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003.  Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002.  From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate Company.  From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate Company that was a predecessor by merger to Duke Realty Corporation.  Mr. Quirk is a Certified Public Accountant.  Mr. Quirk is 57 years old.

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

(In thousands, except per share, shares/units and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "PPS."  The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter	High	Low	Declared
2014
First Quarter	$50.00	$44.05	$0.36
Second Quarter	53.90	48.61	0.40
Third Quarter	55.91	50.34	0.40
Fourth Quarter	60.18	50.93	0.40

2015
First Quarter	$63.78	$54.75	$0.40
Second Quarter	59.58	53.18	0.44
Third Quarter	60.60	53.71	0.44
Fourth Quarter	62.55	55.48	0.44

On February 15, 2016, the Company had 1,233 common shareholders of record and 53,645,986 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant.  For a discussion of the Company's credit agreements, see note 4 to the consolidated financial statements.

During 2015, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2016, the Operating Partnership had 19 holders of record of Common Units and 120,564 Common Units outstanding, excluding the 53,645,986 of Common Units owned by the Company.

For each quarter during 2015 and 2014, the Operating Partnership paid a cash distribution, per unit, to holders of Common Units equal in amount to the dividends paid, per share, on the Company’s common stock for such quarter.

During 2015, the Operating Partnership did not sell any unregistered securities.

In 2014, the Company’s board of directors adopted a stock and notes repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock and unsecured notes from time to time until December 31, 2017.  In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over an approximate 12- month period. The following table summarizes the Company’s purchases of its common equity securities in the three months ended December 31, 2015.

Post Properties, Inc.

Post Apartment Homes, L.P.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 -
October 31, 2015	—	$—	—	$173,288
November 1, 2015 -
November 30, 2015	99,900	56.27	99,900	167,664
December 1, 2015 -
December 31, 2015	—	—	—	167,664
Total	99,900	$56.27	99,900	$167,664

For the full year 2015, the Company repurchased 581,967 shares of common stock at an aggregate cost of $32,336 and at an average gross price per share of $55.55 in 2015.  Through February 15, 2016, the Company repurchased an additional 598,733 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67.

Under a previous program in 2013, the Company repurchased 550,000 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08. There were no shares of common or preferred stock repurchased in 2014.

Equity compensation plan information

The following table presents information as of December 31, 2015 about our common stock that may be issued under the Company’s Amended and Restated 2003 Incentive Stock Plan. As of December 31, 2015, there were outstanding stock grants subject to forfeiture for 77,582 shares which are not reflected in the table.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (per share)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Incentive Stock Plan (1)(2)	132,852	$49.26	1,115,224
Total	132,852	49.26	1,115,224
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	132,852	$49.26	1,115,224

(1)	The term for all outstanding options and SARs is ten years from the date of grant.
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

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$360,615	$355,583	$341,902	$311,021	$282,584
Other	23,391	22,229	20,835	19,313	18,419
Total revenues	$384,006	$377,812	$362,737	$330,334	$301,003
Income from continuing operations (1)	$80,793	$238,183	$81,122	$82,786	$24,717
Income from discontinued operations (2)	—	—	29,798	1,505	878
Net income	80,793	238,183	110,920	84,291	25,595
Noncontrolling interests, net	(170)	(23,063)	(386)	(352)	(129)
Dividends to preferred shareholders and redemption costs	(3,688)	(3,688)	(3,688)	(3,688)	(6,212)
Net income available to common shareholders	$76,935	$211,432	$106,846	$80,251	$19,254
PER COMMON SHARE DATA
Income from continuing operations (net of preferred
dividends) - basic	$1.41	$3.89	$1.42	$1.46	$0.36
Income from discontinued operations - basic	—	—	0.55	0.03	0.02
Net income available to common shareholders - basic	1.41	3.89	1.96	1.49	0.38
Income from continuing operations (net of preferred
dividends) - diluted	$1.41	$3.88	$1.41	$1.45	$0.36
Income from discontinued operations - diluted	—	—	0.54	0.03	0.02
Net income available to common shareholders - diluted	1.41	3.88	1.96	1.48	0.38
Dividends declared	1.72	1.56	1.24	0.97	0.84
Weighted average common shares outstanding - basic	54,290	54,262	54,336	53,821	50,420
Weighted average common shares outstanding - diluted	54,306	54,353	54,508	54,131	50,808
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,226,845	$3,066,284	$3,164,157	$3,034,633	$2,842,534
Real estate, net of accumulated depreciation	2,203,193	2,128,767	2,251,139	2,191,708	2,075,517
Total assets	2,271,832	2,311,798	2,381,677	2,363,364	2,139,064
Total indebtedness	889,537	892,459	1,098,734	1,102,464	970,443
Total redeemable common units	7,133	7,086	6,121	7,159	6,840
Total equity	1,243,027	1,285,960	1,152,731	1,119,620	1,047,523
OTHER DATA
Cash flow provided by (used in):
Operating activities	$173,205	$163,339	$150,374	$134,189	$102,384
Investing activities	(150,270)	221,402	(95,738)	(145,015)	(94,940)
Financing activities	(134,836)	(326,339)	(91,224)	116,440	(16,449)
Total stabilized communities (at end of period)	57	56	57	56	56
Total stabilized apartment units (at end of period)	21,532	21,289	20,896	20,172	20,090
Average economic occupancy (fully stabilized communities) (3)	96.1%	96.1%	95.7%	96.0%	95.9%

(1)

Income from continuing operations in 2015 included net losses on the early extinguishment of debt of $197. Income from continuing operations in 2014 included net gains on the sale of apartment communities of $187,825, partially offset by net losses on the early extinguishment of indebtedness of $18,357 and severance, impairment and other charges of $2,266. Income from continuing operations in 2013 included severance, impairment and other charges of $2,417. Income from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919.

(2)

Reflects gains and operating results of communities held for sale and sold in years prior to 2014 under the applicable accounting guidance in those years (see note 1 to the consolidated financial statements).

(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years).  Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.7%, 95.6%, 95.1%, 95.3% and 95.1% for 2015, 2014, 2013, 2012 and 2011 respectively). Net concessions were $835, $796, $1,003, $1,159 and $1,338 for 2015, 2014, 2013, 2012 and 2011, respectively. Employee discounts were $646, $633, $837, $855 and $732 for 2015, 2014, 2013, 2012 and 2011, respectively.  A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$360,615	$355,583	$341,902	$311,021	$282,584
Other	23,391	22,229	20,835	19,313	18,419
Total revenues	$384,006	$377,812	$362,737	$330,334	$301,003
Income from continuing operations (1)	$80,793	$238,183	$81,122	$82,786	$24,717
Income from discontinued operations (2)	—	—	29,798	1,505	878
Net income	80,793	238,183	110,920	84,291	25,595
Noncontrolling interests, net	—	(22,554)	(107)	(135)	(67)
Distributions to preferred unitholders and redemption costs	(3,688)	(3,688)	(3,688)	(3,688)	(6,212)
Net income available to common unitholders	$77,105	$211,941	$107,125	$80,468	$19,316
PER COMMON UNIT DATA
Income from continuing operations (net of preferred
distributions) - basic	$1.41	$3.89	$1.42	$1.46	$0.36
Income from discontinued operations - basic	—	-	0.55	0.03	0.02
Net income available to common unitholders - basic	1.41	3.89	1.96	1.49	0.38
Income from continuing operations (net of preferred
distributions) - diluted	$1.41	$3.88	$1.41	$1.45	$0.36
Income from discontinued operations - diluted	—	-	0.54	0.03	0.02
Net income available to common unitholders - diluted	1.41	3.88	1.96	1.48	0.38
Distributions declared	1.72	1.56	1.24	0.97	0.84
Weighted average common units outstanding - basic	54,411	54,392	54,478	53,968	50,584
Weighted average common units outstanding - diluted	54,427	54,483	54,650	54,278	50,972
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$3,226,845	$3,066,284	$3,164,157	$3,034,633	$2,842,534
Real estate, net of accumulated depreciation	2,203,193	2,128,767	2,251,139	2,191,708	2,075,517
Total assets	2,271,832	2,311,798	2,381,677	2,363,364	2,139,064
Total indebtedness	889,537	892,459	1,098,734	1,102,464	970,443
Total redeemable common units	7,133	7,086	6,121	7,159	6,840
Total equity	1,243,027	1,285,960	1,152,731	1,119,620	1,047,523
OTHER DATA
Cash flow provided by (used in):
Operating activities	$173,205	$163,339	$150,374	$134,189	$102,384
Investing activities	(150,270)	221,402	(95,738)	(145,015)	(94,940)
Financing activities	(134,836)	(326,339)	(91,224)	116,440	(16,449)
Total stabilized communities (at end of period)	57	56	57	56	56
Total stabilized apartment units (at end of period)	21,532	21,289	20,896	20,172	20,090
Average economic occupancy (fully stabilized communities) (3)	96.1%	96.1%	95.7%	96.0%	95.9%

(1)

Income from continuing operations in 2015 included net losses on the early extinguishment of debt of $197. Income from continuing operations in 2014 included net gains on the sale of apartment communities of $187,825, partially offset by net losses on the early extinguishment of indebtedness of $18,357 and severance, impairment and other charges of $2,266. Income from continuing operations in 2013 included severance, impairment and other charges of $2,417. Income from continuing operations in 2012 included a net gain of $6,055 on the sale of an apartment community held in an unconsolidated entity, partially offset by losses on the early extinguishment of indebtedness of $4,318. Income from continuing operations in 2011 included a net loss on the early extinguishment of indebtedness of $6,919.

(2)

Reflects gains and operating results of communities held for sale and sold in years prior to 2014 under the applicable accounting guidance in those years (see note 1 to the consolidated financial statements).

(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years).  Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 95.7%, 95.6%, 95.1%, 95.3% and 95.1% for 2015, 2014, 2013, 2012 and 2011, respectively). Net concessions were $835, $796, $1,003, $1,159 and $1,338 for 2015, 2014, 2013, 2012 and 2011, respectively. Employee discounts were $646, $633, $837, $855 and $732 for 2015, 2014, 2013, 2012 and 2011, respectively.  A community is considered by the Operating Partnership to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy, or (ii) one year after completion of construction.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Company overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States.  As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise.  The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company.  At December 31, 2015, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units at seven communities currently under development or in lease-up.  At December 31, 2015, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes.  A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2015, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership.  Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

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

Property Operations

Favorable market fundamentals and demographics, a steadily improving economy and jobs market and a declining rate of home ownership have contributed to improved multi-family housing demand and, consequently, increased revenue and net operating income (“NOI”) in the Company’s markets since 2010.  Year-over-year same store revenues and NOI increased by 2.8% and 2.2%, or $9,094 and $4,363, respectively, in 2015, as compared to 2014.  The Company’s operating results for 2015 and its outlook for 2016 are more fully discussed in the "Results of Operations" and "Outlook" sections below.  The Company’s outlook for 2016 is based on the expectation that economic and employment conditions will continue to exhibit moderate growth.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected.  Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2016.

Development Activity

Since the start of 2015, the Company initiated construction of three apartment communities (Post Millennium Midtown™ in Atlanta, Georgia, Post River North™ in Denver, Colorado, and Post Centennial Park™ in Atlanta, Georgia) and a modest expansion of a fourth community, Post Parkside™ at Wade in Raleigh, North Carolina.  These construction starts contained an aggregate of 1,167

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

apartment units with total budgeted development and constructions costs of $279,300.  Additionally, the Company has under construction three apartment communities started in 2014 (Post Parkside™ at Wade, Phase II in Raleigh, North Carolina, Post Afton Oaks™ in Houston, Texas and Post South Lamar™, Phase II in Austin, Texas), containing 1,123 apartment units and 5,800 square feet of retail space. Total budgeted development and construction costs for these projects were $199,300.

An additional community, The High Rise at Post Alexander™ in Atlanta, Georgia containing 340 apartment units and with a total projected cost of $74,800, began delivering and leasing units in the second quarter of 2015.  As of February 15, 2016, all apartment units at the community were completed and the community was 55.3% leased.  These communities are summarized in the “Liquidity and Capital Resources” section below under the sub-caption “Current Development Activity.”

In 2014 and into early 2015, the Company completed the lease-up of four apartment communities: Post 510™ in Houston, Texas, Post Parkside™ at Wade, Phase I in Raleigh, North Carolina, Post Lake™ at Baldwin Park, Phase III in Orlando, Florida and Post Soho Square™ in Tampa, Florida. These communities represent 1,280 apartment units and 25,464 square feet of retail space.  Additionally, as discussed above, The High Rise at Post Alexander™ began leasing in mid-2015.  For these five newly stabilized and lease-up communities, operating results included increased revenues and net operating income of $9,466 and $6,008 in 2015, compared to 2014.

The square footage amounts discussed above are approximate and actual amounts may vary.  The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at certain of its existing and new land sites over the next few years.  Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy.  Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.  There can be no assurance that land held for investment will be developed in the future or at all.  Although the Company does not believe that any impairment exists at December 31, 2015, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Financing Activity

In the first quarter of 2015, the Company refinanced its $330,000 unsecured lines of credit and $300,000 unsecured term loan facilities, resulting in reduced interest rates and extended maturity rates. These refinancings, coupled with the prepayment of secured indebtedness totaling $202,627 in 2014 using proceeds from apartment community sales, resulted in reduced gross interest expense in 2015, compared to 2014, of $7,280.

Common Share Repurchase Program

In the third quarter of 2015, the Company announced an allocation of up to $100,000 of an existing $200,000 repurchase program (see note 5 to the consolidated financial statements) to pursue common share repurchases over an approximate twelve-month period.  In 2015, the Company repurchased 582 common shares at an aggregate cost of $32,336 and an average gross price per share of $55.55.  Additionally, through February 15, 2016, the Company repurchased an additional 599 shares at an aggregate cost of $32,744 and an average gross price per share of $54.67.  Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions. There can be no assurance that any additional shares will be repurchased under this program.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2016, expectations regarding future impairment charges, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2016 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2016 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2016, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding  the Company’s ability to maintain its REIT status under the Internal Revenue Code.  Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions.  These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

Post Properties, Inc.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements.  As the Company is primarily in the business of developing, owning and managing apartment communities, its critical accounting policies relating to cost capitalization and asset impairment evaluation are subject to significant management estimates and judgments. Additionally, the discussion below includes the impact of new accounting pronouncements relating to revenue recognition, consolidated reporting and the presentation of debt issuance costs and interest expense.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Critical accounting policies

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction.  Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation.  In 2015, 2014 and 2013, the Company capitalized interest totaling $4,534, $3,115 and $3,962, respectively.  The increase in capitalized interest in 2015 primarily relates to the on-going construction of six apartment communities that were initiated in 2014 and 2015 partially offset by reduced interest capitalization at four completed communities in 2014. The weighted average interest rate used in the calculation of the capitalized interest amounts was 4.3%, 4.6% and 4.6% in 2015, 2014 and 2013, respectively. However, the decline in rates in 2015 was more than offset by a larger number of communities under development in 2015 which resulted in a moderate increase to interest capitalization in 2015.  In 2016, the Company anticipates increased interest capitalization over 2015 levels due to increased weighted average costs under construction resulting from the on-going construction of six communities as of December 31, 2015.  The average interest rate expected to be used in the interest capitalization calculation in 2016 is expected to be moderately lower than the rate in 2015. Lower average interest rates in 2016 are primarily expected to result from the impact of increased line of credit borrowings as the current weighted average rate on such borrowings is below the weighted average rates discussed above. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. However, future increases in long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and could cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects.  As discussed above, the start of six development communities in 2014 and 2015 and the on-going construction of the communities in 2015 led to the increase in the capitalization of such costs from 2014 to 2015.  In 2015, 2014 and 2013, the Company capitalized $4,903, $2,794 and $2,900, respectively, and expensed $616, $2,366 and $1,755, respectively, of development personnel and associated costs.  The Company expects capitalization of development personnel and associated costs to development projects to be moderately higher in 2016 due to the continued capitalization of costs to the six apartment communities under construction at December 31, 2015.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements).  Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets.  The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.).  The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its expected holding period are less than the asset’s net book value.  For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. See notes 1 and 14 to the consolidated financial statements for a discussion of impairment charges in 2014 and 2013 and for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. At December 31, 2015, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and in determining that no impairment existed.  Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.
New accounting pronouncements

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

Post Properties, Inc.

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

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. ASU 2015-02 is effective for the Company as of January 1, 2016 and the new guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest”, were issued.  ASU 2015-03 requires debt issuance costs to be reported as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Currently, such debt issuance costs are reported as deferred assets on the consolidated balance sheet.  Further, the amortization of debt issuance costs will be reported as interest expense in the consolidated statement of operations, under ASU 2015-03.  Currently, amortization expense of debt issuance costs is reported as a separate line item in the consolidated statement of operations. ASU 2015-15 clarified that debt issuance costs related to line-of-credit arrangements would continue to be classified as deferred assets and ratably amortized over the term of the arrangements.  ASU 2015-03 and ASU 2015-15 are effective for the Company as of January 1, 2016. This new guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

Results of operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations, the accompanying selected financial data and the community operations/segment performance information included below.

The Company’s revenues and earnings from continuing operations are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative segment operating performance, the Company categorizes its operating apartment communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy or (2) one year after completion of construction.

For the year ended December 31, 2015, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of 2015 and 2014 (same store communities), (2) two communities and portions of one community which reached stabilized occupancy in 2014 (newly stabilized communities), (3) one community and a portion of one community in lease-up during 2015, one of which reached stabilized occupancy in 2015 (lease-up communities). There were no apartment communities classified as held for sale at December 31, 2015.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing, and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.  The lease-up deficits in 2015, 2014 and 2013 were approximately $1,452, $1,318 and $1,977 respectively.

Post Properties, Inc.

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

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2015 and 2014 is summarized as follows:

	Year ended December 31,
	2015	2014	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$ 338,130	$ 329,036	$ 9,094	2.8%
Newly stabilized communities (2)	17,195	11,267	5,928	52.6%
Lease-up communities (3)	5,283	1,745	3,538	202.8%
Held for sale and sold communities (4)	—	14,168	(14,168)	(100.0)%
Other property segments (5)	22,189	20,604	1,585	7.7%
	382,797	376,820	5,977	1.6%
Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	131,805	127,074	4,731	3.7%
Newly stabilized communities (2)	6,676	4,855	1,821	37.5%
Lease-up communities (3)	3,141	1,504	1,637	108.8%
Held for sale and sold communities (4)	—	7,011	(7,011)	(100.0)%
Other property segments, including corporate management expenses (6)	23,734	22,515	1,219	5.4%
	165,356	162,959	2,397	1.5%
Property net operating income (7)	$ 217,441	$ 213,861	$ 3,580	1.7%
Capital expenditures (8)
Annually recurring	$ 16,492	$ 13,943	$ 2,549	18.3%
Periodically recurring	$ 9,381	$ 8,137	$ 1,244	15.3%
Average apartment units in service	20,226	20,142	84	0.4%

1)	Communities which reached stabilization prior to January 1, 2014.
2)	Communities which reached stabilized occupancy in 2014.
3)	Communities in lease-up but were not stabilized by the beginning of 2015, including communities stabilized in 2015.
4)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
5)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $1,209 and $992 in 2015 and 2014, respectively.

6)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses.  Corporate property management expenses were $12,746 and $12,282 in 2015 and 2014, respectively.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2015	2014
Fully stabilized community NOI	$206,325	$201,962
Property NOI from other operating segments	11,116	11,899
Consolidated property NOI	217,441	213,861
Add (subtract):
Interest income	168	135
Other revenues	1,209	992
Depreciation	(87,458)	(84,759)
Interest expense	(31,587)	(40,286)
Amortization of deferred financing costs	(1,747)	(2,282)
General and administrative	(18,558)	(17,898)
Investment and development	(616)	(2,366)
Other investment costs	(519)	(768)
Severance, impairment and other	—	(2,266)
Equity in income of unconsolidated real estate entities, net	2,208	1,788
Net gains on condominium sales activities	—	2,545
Other income (expense), net	(1,026)	19
Net loss on extinguishment of indebtedness	(197)	(18,357)
Income from continuing operations, before gains on sales of real estate assets	79,318	50,358
Gains on sales of real estate assets, net	1,475	187,825
Net income	$80,793	$238,183

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

The Operating Partnership reported net income available to common unitholders of $77,105 in 2015, compared to $211,941 for 2014.  The Company reported net income available to common shareholders of $76,935 in 2015, compared to $211,432 for 2014.  As discussed below, the decrease in income between periods primarily reflects the gains on sales of three apartment communities in 2014 and the decrease in net operating income from these sold communities in 2014, partially offset by reduced interest expense, reduced debt extinguishment losses and the incremental improvement in the operating performance of fully stabilized, newly stabilized and lease-up communities in 2015.

Rental and other revenues from property operations increased $5,977 or 1.6% from 2014 to 2015 primarily due to increased revenues from the Company’s fully stabilized communities of $9,094 or 2.8%, increased revenues of $5,928 from newly stabilized communities, increased revenues of $3,538 from lease-up communities and increased revenues of $1,585 from other property segments, partially offset by decreased revenues of $14,168 from communities sold in 2014. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The revenue increase from lease-up communities primarily reflects the lease-up of one development community in 2014 and the initial lease-up of a second development community in 2015. The revenue increase from other property segments primarily reflects increased commercial property revenues from the lease-up of recently developed space at mixed-use properties. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014 and two communities in September 2014.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,397 or 1.5% from 2014 to 2015 primarily due to increased expenses from fully stabilized communities of $4,731 or 3.7%, increases of $1,821 from newly stabilized communities, increases of $1,637 from lease-up communities and increases of $1,219 from other property segments, partially offset by decreased expenses of $7,011 from the sale of three communities (described above) in 2014. The increased expense from fully stabilized communities is discussed in more detail below.  The expense increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The expense increase from lease-up communities primarily reflects the initial lease-up of one development community in 2014 and the initial lease-up of a second development community in 2015 and increased expenses on one development community that was in lease up in 2014. The expense increase from other property segments primarily reflects modest increases in commercial property expenses as well as modest increases in corporate property management expenses.

In 2015, there were no sales of wholly owned apartment communities. Gains on sales of real estate assets in 2015 included a gain of $1,773 on the sale of the Company’s remaining condominium retail space. Also in 2015, gains on sales of real estate assets included state tax expense of $298. In 2014, the Company closed the sales of three apartment communities.  One of these communities was held in a consolidated joint venture in which the Company held a 68% interest.  The Company recognized aggregate gains in continuing operations of $187,825 related to these sales.  A share of the gain totaling $24,074 attributable to the noncontrolling interest in one of the communities is included as a reduction to net income when determining net income available to the Company.  The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below.  The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

In 2014, net gains on condominium sales activities were $2,545, primarily resulting from sales of remaining residential condominium units as well as reductions to warranty and related obligations in 2014.  The Company has no further investment in residential or retail condominium properties at December 31, 2015.

Depreciation expense increased $2,699 or 3.2% from 2014 to 2015, primarily due to increased depreciation of $1,972 related to the completion of apartment units at one lease-up community in 2015 and at a another lease-up community in 2014, $1,137 related to newly stabilized communities and $549 related to corporate assets, primarily from technology costs associated with new operating and financial systems implemented in 2014, somewhat offset by decreased depreciation of $1,239 related to the cessation of depreciation on three communities classified as held for sale in March 2014.

General and administrative expenses increased $660 or 3.7% from 2014 to 2015 primarily due to increased legal and professional fees, increased information technology costs related to financial system upgrades in 2014 and increased net compensation costs primarily due to increased long-term incentive plan expense attributable to increased awards for certain officers between years, partially offset by reduced annual incentive plan expense for officers and employees in 2015.

Investment and development expenses decreased $1,750 or 74.0% from 2014 to 2015 primarily due to increased capitalization of development personnel and associated costs to development projects of $2,109. The increase was due to increased capitalization at six communities, commenced in 2014 and 2015, partially offset by decreased capitalization at five development communities that were completed in 2014 and 2015.  Additionally, development personnel and other costs increased by $359.  The Company expects to continue to complete portions of its existing development pipeline in 2016. The Company expects that the capitalization of development costs and expenses will be moderately higher in 2016, which will result in modestly decreased net investment and development expenses in 2016.

Other investment costs decreased $249 or 32.4% from 2014 to 2015.  Other investment costs primarily include land carry expenses, such as property taxes and assessments.  The decrease primarily reflects reduced land carry expenses related to land placed under development in 2014 and 2015.

Severance, impairment and other expenses of $2,266 in 2014 included expenses of $1,066 related to the upgrade of the Company’s operating and financial software systems, non-cash impairment charges of $450 on a commercial property (see note 14 to the

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

consolidated financial statements) and casualty losses of $750 related to extreme weather conditions in many of the Company’s markets as well as fire damage at one apartment community.

Interest expense decreased $8,699 or 21.6% from 2014 to 2015 primarily due to decreased interest costs of $5,599 primarily resulting from the prepayment of $202,627 of mortgage indebtedness in 2014, using available cash and net proceeds from an apartment community sale, decreased interest costs of $1,681 on unsecured bank line of credit and term loan facilities resulting from the January 2015 refinancing of these facilities at lower rates and increased interest capitalization to development projects of $1,419 in 2015.  Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at seven communities under construction in 2015 that commenced in 2013, 2014 and 2015, partially offset by decreased interest capitalization on four communities substantially completed in 2014. The Company expects interest expense for the full year of 2016 to be lower than in 2015 due to increased interest capitalization on increased development and construction activities between years, offset by increased interest costs on anticipated line of credit facility borrowings to be used to fund construction and development activities.

Annually recurring and periodically recurring capital expenditures increased $3,793 or 17.2% from 2014 to 2015.  The increase in periodically recurring capital expenditures of $1,244 primarily reflects increased structural, siding and exterior remediation improvements at five communities in 2015, somewhat offset by reduced structural, siding and exterior remediation improvements at four communities, reduced tenant improvements at an office property, reduced expenditures at three communities sold in 2014 as well as the recovery in 2015 of prior year capital expenditures totaling $545 through vendor litigation related to the replacement of sprinkler systems at one community.  For the full year 2016, the Company expects periodically recurring capital expenditures to be moderately lower than 2015 primarily due to the timing of structural and exterior remediation projects between years, partially offset by the timing of expected increases in tenant improvements at office and retail properties between years.  The increase in annually recurring capital expenditures of $2,549 primarily reflects increased corridor flooring and stair replacements, leasing office upgrades, HVAC equipment and window replacement projects at six communities as well as the general timing of expenditures between years, partially offset by reduced expenditures between years at communities sold in 2014.  For the full year 2016, the Company expects annually recurring capital expenditures to be moderately higher than in 2015 primarily due to modest increases throughout the portfolio in 2015.

Post Properties, Inc.

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

	Year ended December 31,
	2015	2014	% Change
Rental and other revenues	$ 338,130	$ 329,036	2.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	131,805	127,074	3.7%
Same store net operating income (1)	$ 206,325	$ 201,962	2.2%
Capital expenditures (2)
Annually recurring	$ 15,694	$ 13,156	19.3%
Periodically recurring	7,615	4,628	64.5%
Total capital expenditures (A)	$ 23,309	$ 17,784	31.1%
Total capital expenditures per unit
(A ÷ 18,780 units)	$ 1,241	$ 947	31.0%
Average monthly rental rate per unit (3)	$ 1,453	$ 1,421	2.3%
Average economic occupancy (4)	96.1%	95.8%	0.3%
Physical occupancy, end of period (4)	95.4%	94.5%	0.9%
Gross turnover (5)	48.6%	55.2%	(6.6)%
Percentage rent increase - new leases (6)	1.4%	2.2%	(0.8)%
Percentage rent increase - renewed leases (6)	5.0%	4.7%	0.3%

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 33 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2015	2014
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$15,694	$13,156
Newly stabilized communities	52	30
Lease-up communities	13	38
Held for sale and sold communities	-	276
Commercial and other segments	733	443
Total annually recurring capital expenditures	$16,492	$13,943
Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$7,615	$4,628
Newly stabilized communities	4	9
Lease-up communities	2	3
Held for sale and sold communities	-	614
Commercial and other segments	1,760	2,883
Total periodically recurring capital expenditures	$9,381	$8,137
Total revenue generating capital expenditures	$10,974	$7,677
Decrease (increase) in capital expenditure accruals	$(473)	$295
Total property capital expenditures per statements of cash flows	$36,374	$30,052

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

Post Properties, Inc.

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
4)

Average economic occupancy is defined as gross potential rent plus other rental fees less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage.  Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts.  Average economic occupancy, including these amounts, would have been 95.7% and 95.2% in 2015 and 2014, respectively.  In 2015 and 2014, net concessions were $835 and $1,447, respectively, and employee discounts were $646 and $666, respectively.  Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.

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

Rental and other revenues increased $9,094 or 2.8% from 2014 to 2015.  This increase primarily resulted from a 2.3% increase in the average monthly rental rate per apartment unit between years.  The increase in average rental rates resulted in a revenue increase of approximately $7,088 between years. Average economic occupancy increased from 95.8% in 2014 to 96.1% in 2015. The occupancy change between years resulted in decreased vacancy losses of $462 in 2015.  The remaining increase in rental and other property revenues of $1,544 was primarily due to increased leasing fees and lower net concessions.  Average rental rate increases and high occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of trends for 2016.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,731 or 3.7% from 2014 to 2015.  This increase was primarily due to increased property tax expenses of $2,998 or 5.8%, increased insurance expenses of $503 or 9.7%, increased other expenses of $808 or 10.2%, and increased maintenance expenses of $271 or 1.5%.  The increase in property tax expenses primarily reflects increased expense accruals in 2015 due to higher real estate valuations by tax authorities in most of the Company’s markets, partially offset by favorable prior year tax settlements of $422.  The increase in insurance expenses primarily reflects higher self-retention expenses in 2015. The increase in other expenses primarily reflects increased information technology costs resulting from system upgrades in 2014.  Maintenance expenses increased primarily due to the general timing of expenses between years.  See the “Outlook” section below for a discussion of expense trends for 2016.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

For the purposes of comparative segment operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above.  For the 2014 to 2013 comparison, the operating community categories were based on the status of each community as of January 1, 2013.  As a result, these categories are different from the operating community categories used in the 2015 to 2014 comparison discussed earlier in this section.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for 2014 and 2013 is summarized as follows:

	Year ended December 31,
	2014	2013	$ Change	% Change

Rental and other property revenues
Fully stabilized communities (1)	$ 306,657	$ 298,578	$ 8,079	2.7%
Newly stabilized communities (2)	17,401	14,178	3,223	22.7%
Lease-up communities (3)	13,012	2,587	10,425	403.0%
Acquired communities (4)	4,978	2,762	2,216	80.2%
Held for sale and sold communities (5)	14,168	23,025	(8,857)	(38.5)%
Other property segments (6)	20,604	20,735	(131)	(0.6)%
	376,820	361,865	14,955	4.1%
Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	118,593	113,866	4,727	4.2%
Newly stabilized communities (2)	6,592	6,149	443	7.2%
Lease-up communities (3)	6,359	1,978	4,381	221.5%
Acquired communities (4)	1,889	1,015	874	86.1%
Held for sale and sold communities (5)	7,011	10,300	(3,289)	(31.9)%
Other property segments, including corporate management expenses (7)	22,515	21,953	562	2.6%
	162,959	155,261	7,698	5.0%
Property net operating income (8)	$ 213,861	$ 206,604	$ 7,257	3.5%
Capital expenditures (9)(10)
Annually recurring	$ 13,943	$ 14,532	$ (589)	(4.1)%
Periodically recurring	$ 8,137	$ 15,846	$ (7,709)	(48.6)%
Average apartment units in service	20,142	19,573	569	2.9%

(1)	Communities which reached stabilization prior to January 1, 2013.
(2)	Communities which reached stabilized occupancy in 2013.
(3)	Communities in lease-up that were not stabilized by the beginning of 2014, including communities stabilized in 2014.
(4)	Communities acquired in 2013 and 2014.
(5)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
(6)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations.  Other property segment revenues exclude other corporate revenues of $992 and $872 in 2014 and 2013, respectively.

Post Properties, Inc.

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

(8)	A reconciliation of property net operating income to GAAP net income is detailed below:

	Year ended December 31,
	2014	2013
Fully stabilized community NOI	$188,064	$184,712
Property NOI from other operating segments	25,797	21,892
Consolidated property NOI	213,861	206,604
Add (subtract):
Interest income	135	77
Other revenues	992	872
Depreciation	(84,759)	(85,608)
Interest expense	(40,286)	(44,704)
Amortization of deferred financing costs	(2,282)	(2,573)
General and administrative	(17,898)	(17,245)
Investment and development	(2,366)	(1,755)
Other investment costs	(768)	(1,324)
Severance, impairment and other	(2,266)	(2,417)
Net gains on condominium sales activities	2,545	27,944
Equity in income of unconsolidated real
estate entities, net	1,788	2,090
Other income (expense), net	19	(839)
Net loss on extinguishment of indebtedness	(18,357)	-
Income from continuing operations, before gains on sales of real estate assets	50,358	81,122
Gains on sales of real estate assets, net	187,825	-
Income from discontinued operations	-	29,798
Net income	$238,183	$110,920

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

Rental and other revenues from property operations increased $14,955 or 4.1% from 2013 to 2014 primarily due to increased revenues from the Company’s fully stabilized communities, newly stabilized communities, lease-up communities and increased revenues from

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

the acquisition of an apartment community in May 2013, partially offset by decreased revenues from sold communities in 2014. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The revenue increase from lease-up communities reflects the lease-up of portions of four development communities as apartment units were completed in 2013 and into 2014. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and the sale of two communities in September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $7,698 or 5.0% from 2013 to 2014 primarily due to increases from fully stabilized communities, newly stabilized communities, lease-up communities and from the acquisition of an apartment community in May 2013, partially offset by decreased expenses from sold communities in 2014.  The increased expense from fully stabilized communities is discussed in more detail below.  The expense increase from newly stabilized communities reflects the stabilization of three communities in mid-2013. The expense increase from lease-up communities reflects the operating expenses and initial personnel and marketing costs associated with the lease-up of portions of four development communities that began delivering apartment units in 2013 and into 2014. The expense decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and the sale of two communities in September 2014. The expense increase in other segment expenses primarily reflects increased corporate property management expenses due, in large part, to personnel severance costs in 2014.

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

In 2014 and 2013, net gains on condominium sales activities were $2,545 and $27,944, respectively. In 2014, condominium profits primarily reflect net profits of $1,091 from the sales of remaining residential condominium units as well as reductions to condominium warranty and related obligations of $1,454 at two communities sold out in 2014 and 2013. In 2013, condominium profits reflect the sale of 62 residential condominium units at two condominium communities.

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

Post Properties, Inc.

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

Severance, impairment and other expenses of $2,266 in 2014 included consulting expenses of $1,066 related to the upgrade of the Company’s operating and financial software systems, non-cash impairment charges of $450 on a commercial property (see note 14 to the consolidated financial statements) and casualty losses of $750 related to extreme weather conditions in many of the Company’s markets as well as fire damage at one apartment community.  Severance, impairment and other expenses of $2,417 in 2013 included severance charges of $1,189 primarily related to the departure of an executive officer and a non-cash impairment charge of $400 related to a parcel of land held for future investment (see note 14 to the consolidated financial statements). In 2013, the Company also recognized expenses of $592 related to the upgrade of its operating and financial software systems as well as casualty losses of $236 related to fire damage sustained at one apartment community.

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

Post Properties, Inc.

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

	Year ended December 31,
	2014	2013	% Change
Rental and other revenues	$ 306,657	$ 298,578	2.7%
Property operating and maintenance expenses (excluding depreciation and amortization)	118,593	113,866	4.2%
Same store net operating income (1)	$ 188,064	$ 184,712	1.8%
Capital expenditures (2)
Annually recurring	$ 12,986	$ 13,074	(0.7)%
Periodically recurring	4,571	10,197	(55.2)%
Total capital expenditures (A)	$ 17,557	$ 23,271	(24.6)%
Total capital expenditures per unit
(A ÷ 17,714 units)	$ 991	$ 1,314	(24.6)%
Average monthly rental rate per unit (3)	$ 1,398	$ 1,365	2.4%
Average economic occupancy (4)	96.1%	95.7%	0.4%
Physical occupancy, end of period (4)	94.8%	94.7%	0.1%
Gross turnover (5)	55.2%	60.1%	(4.9)%
Percentage rent increase - new leases (6)	3.1%	3.1%	0.0%
Percentage rent increase - renewed leases (6)	4.9%	5.0%	(0.1)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 39 for a reconciliation of net operating income for stabilized communities to GAAP net income.
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
(4)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage.  Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts.  Average economic occupancy including these amounts would have been 95.6% and 95.2% in 2014 and 2013, respectively.  In 2014 and 2013, net concessions were $796 and $955, respectively, and employee discounts were $633 and $596, respectively.

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

Asset disposals and discontinued operations

Assets held for sale/sold subsequent to January 1, 2014

In 2014, the Company classified as held for sale and sold three apartment communities, containing 645 units.  One of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of $71,750. The Company recognized a gain of $36,092 on the sale of this community.  Two additional communities, located in New York, New York, containing 337 units, were sold for gross proceeds of approximately $270,000.  One of these communities was held in a consolidated entity, 68% owned by the Company.  The Company recognized gains of $151,733 ($127,659 net of noncontrolling interests) on the sale of these communities.  This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities.

In accordance with ASC Topic 360, as amended by ASU 2014-08 (adopted effective January 1, 2014), the Company determined that the three communities sold in 2014 did not meet the criteria requiring separate reporting as discontinued operations. As a result, the results of operations for these communities through their sale dates and the resulting gains on sales of these communities were reported in continuing operations for all periods presented.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The revenues, expenses, net income and net income attributable to the Company, including gains on sales of real estate assets and debt extinguishment losses related to these communities, for 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
Revenues
Rental	$14,003	$22,610
Other property revenues	165	415
Total revenues	14,168	23,025
Property operating and maintenance expenses	(7,011)	(10,300)
Net operating income	7,157	12,725
Other expenses
Depreciation	(1,239)	(4,873)
Interest	(3,474)	(4,898)
Amortization of deferred financing costs	(158)	(237)
Net loss on extinguishment of indebtedness	(14,070)	—
Total other expenses	(18,941)	(10,008)
Gains on sales of real estate assets	187,825	—
Net income	$176,041	$2,717
Net income, net of noncontrolling interest	$153,456	$2,610

Assets held for sale/sold prior to January 1, 2014

In periods prior to January 1, 2014, under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were reported in discontinued operations in the consolidated statement of operations for all periods presented.  Additionally, all gains and losses on the sale of these assets were included in discontinued operations.  For 2013, income from discontinued operations included the results of operations of one apartment community sold in 2013, containing 342 units, as follows:

Year ended
December 31, 2013
Revenues
Rental	$3,557
Other property revenues	356
Total revenues	3,913
Expenses
Property operating and maintenance	1,679
Depreciation	527
Interest	289
Total expenses	2,495
Income from discontinued property operations	$1,418

As discussed under “Liquidity and Capital Resources” below, the Company has sold and may continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions.  As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of future asset sales will fluctuate based on the size and individual age of the apartment communities sold and, as a result, the future impact on aggregate revenues, expenses and gain recognition will vary from year to year. There were no apartment communities classified as held for sale at December 31, 2015.

Outlook for 2016

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

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The Company’s outlook for 2016 is based on the expectation that economic and employment conditions will continue to exhibit moderate growth.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and net operating income growth in recent years and this trend is expected to persist in 2016.

Rental and other revenues from fully stabilized communities are expected to increase moderately for 2016, compared to 2015, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2015. The rate of revenue growth is expected to be somewhat consistent with 2015, as increased demand attributable to a steadily improving economy and jobs market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2016, compared to 2015.  The Company expects property tax, personnel and utility expenses to be the largest contributors to operating expense growth.  As a result, management expects fully stabilized community net operating income to increase modestly for 2016. Further, management expects that net operating income from lease-up communities will increase moderately in 2016, primarily due to the anticipated lease-up of one community in 2016.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase modestly for 2016, compared to 2015, but are expected to be substantially offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2016 due to the on-going construction of six apartment communities under construction at December 31, 2015. Other expenses are expected to increase in 2016 due to expected technology system upgrades and marketing and advertising initiatives in 2016.

Management expects interest expense for 2016 to be lower than in 2015 due to increased interest capitalization attributable to expected increases in the volume of communities under construction in 2016, partially offset by increased interest expense on line of credit facility borrowings primarily used for the funding of construction expenditures in 2016.

The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures. See “Liquidity and Capital Resources” section below where discussed further. The Company’s 2016 outlook does not currently anticipate any additional share issuances under the Company’s at-the-market equity program in 2016. Future sales under the at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

The Company’s net cash provided by operating activities increased from $163,339 in 2014 to $173,205 in 2015 primarily due to reduced net interest expense and increased property net operating income in 2015 from fully stabilized, newly stabilized and lease-up communities, somewhat offset by reduced property net operating income from apartment communities sold in 2014.  The Company’s net cash provided by operating activities increased from $150,374 in 2013 to $163,339 in 2014 primarily due to increased property net operating income in 2014 from fully stabilized, newly stabilized and lease-up communities, offset somewhat by decreased net operating income from communities sold in 2014, as well as lower interest expenses in 2014.  For 2016, the Company expects cash flows from operating activities to increase moderately resulting from expected increases in property net operating income from fully stabilized and lease-up communities and lower net interest expense in 2016.

Net cash provided by investing activities of $221,402 in 2014 changed to net cash flow used in investing activities of $150,270 primarily due to proceeds received on sales of real estate assets in 2014 and due to increased construction and development

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

expenditures between periods, as certain development projects were nearing completion in 2014 and new projects were commenced in 2014 and 2015.  Net cash flow used in investing activities of $95,738 in 2013 changed to net cash provided by investing activities of $221,402 in 2014 primarily due to increased proceeds from the sale of three apartment communities in 2014 as well as reduced construction, development and acquisition expenditures between years as projects were completed and there were no acquisitions in 2014. In 2016, the Company expects to continue to incur development expenditures on its existing development projects. See “Current Development Activity” below for further information.

Net cash flows used in financing activities decreased from $326,339 in 2014 to $134,836 in 2015 primarily due to the retirement of mortgage indebtedness in 2014, partially offset by increased dividends to shareholders and common share repurchases in 2015.  Net cash flows used in financing activities increased from $91,224 in 2013 to $326,339 in 2014 primarily due to the prepayment of $202,627 of secured mortgage indebtedness and increased dividends to shareholders in 2014.  In 2016, based on its current outlook, the Company expects increased line of credit borrowings primarily to fund on-going construction and development expenditures. As discussed below, the Company announced a share repurchase program in 2015. Future share repurchases, if any, would also be funded through increased line of credit borrowings in 2016. The Company’s outlook does not currently anticipate any share issuances under its at-the-market equity program and no debt is scheduled to mature in 2016.

Since 1993, the Company has elected to be taxed as a REIT under the Internal Revenue Code.  Management currently intends to continue operating the Company as a REIT in 2016.  As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders.  As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and  periodically recurring property and corporate capital expenditures.  These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For 2015, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In June 2015, the Company’s board of directors increased the quarterly dividend rate from $0.40 to $0.44 per common share, and in February 2016, the Company’s board of directors increased the quarterly dividend rate again to $0.47 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.47 per common share for 2016.  However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant.  The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

To the extent the Company continues to pay dividends at rates determined by the board of directors, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders.  The Company may also use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments.  The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity.  The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status, and the Company’s regular quarterly dividend payments to common and preferred shareholders were deemed sufficient to distribute its 2015 taxable income to shareholders.

The Company generally expects to fund its long-term liquidity requirements, including, debt service requirements, maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, and, from time to time, through possible sales of selected operating communities, through net proceeds from the Company’s at-the-market common equity program and through equity or leveraged joint venture arrangements.  As it has done in the past, the Company may also use joint

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and, in the past, condominium homes as one means of funding its development and acquisition activities.  Total net sales proceeds from operating community and condominium sales for 2015, 2014 and 2013 were $4,529, $331,578 and $116,684, respectively. In 2014, proceeds from asset sales were used to prepay certain mortgage indebtedness, to increase available cash and cash equivalent balances and to fund development and investment activities.  As of December 31, 2015, the Company had no apartment communities held for sale. The prepayment of indebtedness in 2014 resulted in losses on extinguishment of indebtedness related to prepayment penalties and the write-off of unamortized deferred financing costs in 2014.

Effective October 2015, the Company refreshed its at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock with terms and conditions substantially similar to the Company’s previous ATM program.  Through December 31, 2015, the Company had not used the new program and had 4,000 shares remaining for issuance.  The Company has used previous programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.  Sales of common shares under the program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of December 31, 2015, the Company’s aggregate pipeline of 2,290 apartment communities under development totaled approximately $478,600, of which approximately $327,300 remained to be incurred by the Company.  The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures.

As of February 15, 2016, the Company had outstanding borrowings of $27,600 and outstanding letters of credit of $169 under its $330,000 combined unsecured revolving line of credit facilities.  The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements.  Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at December 31, 2015.

Management believes it will have adequate available cash and capacity under its unsecured revolving lines of credit to execute its 2016 business plan and meet its short-term liquidity requirements.  The Company also currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders.  In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations.  Should these entities discontinue providing liquidity to the multi-family sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes.  In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined.  There can be no assurances that secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2015, was as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term fixed rate debt (1)	$696,200	$30,092	$201,555	$198,395	$266,158
Term loan, lines of credit (variable rate) and interest rate swap arrangements (1)(2)	326,066	8,116	13,004	304,946	—
Operating leases (3)	67,130	650	1,320	1,364	63,796
Development and construction obligations (4)	327,300	144,740	182,560	—	—
Other long-term obligations (5)	11,237	9,035	1,991	59	152
Total	$1,427,933	$192,633	$400,430	$504,764	$330,106

(1)	Amounts include principal and interest payments.
(2)

At December 31, 2015, the Company had no outstanding borrowings but had issued letters of credit to third parties totaling $122 under its line of credit facility arrangements. The terms of the interest rate swap arrangements are discussed below under “Off-Balance Sheet Arrangements.”

(3)	Primarily includes a ground lease underlying one apartment community owned by the Company.
(4)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2015, including amounts due under general construction contracts.
(5)

Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain advertising and other contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties.  Aggregate capital expenditures for the Company’s operating properties totaled $36,847, $29,757 and $36,531 in 2015, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

At December 31, 2015, the Company held investments in two unconsolidated entities that own four apartment communities.  The Company held 25% to 35% equity interests in these apartment LLCs.  These unconsolidated entities have third party mortgage indebtedness totaling $177,723 at December 31, 2015.  The Company’s share of this indebtedness totaled $49,531 at December 31, 2015.

The Company had issued letters of credit to third parties totaling $122 under its syndicated line of credit facility at December 31, 2015.

At December 31, 2015, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions.  These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate).  Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 that requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4 to the consolidated financial statements) and terminate in January 2018.  If the Company had been required to terminate and settle these Interest Rate Swaps as of December 31, 2015, the termination payment by the Company would have been approximately $3,367.

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

Post Properties, Inc.

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

Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2015 is included in note 4 to the consolidated financial statements. Other than the refinancing of the syndicated line, cash management line and term loan facilities discussed above, there were no issuances or retirements of secured or unsecured debt in 2015. In 2014, the Company prepaid secured mortgage indebtedness totaling $202,627, largely from the proceeds of apartment community sales. In conjunction with these prepayments in 2014, the Company recognized extinguishment losses of $18,357 ($16,620, net of noncontrolling interest) related to prepayment premiums and the write-off of unamortized deferred loan costs.

Stock and Debt Repurchase Program

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017. In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over an approximate twelve-month period.  Under this program in 2015, the Company repurchased 582 shares of common stock at an average gross price per share of $55.55 for aggregate costs of $32,336.  Through February 15, 2016, the Company repurchased an additional 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67.  In 2013, the Company repurchased 550 shares of common stock under a previous program at an average gross price per share of $45.08 for an aggregate costs of $24,800.  There were no repurchases of common or preferred stock in 2014.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for 2015, 2014 and 2013 are summarized as follows:

	Year ended December 31,
	2015	2014	2013
New community development and acquisition activity (1)	$122,005	$71,104	$165,286
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	10,974	7,677	5,965
Other community additions and improvements (3)	9,381	8,137	15,893
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	16,492	13,943	14,673
Corporate additions and improvements	987	3,914	1,357
	$159,839	$104,775	$203,174
Other Data
Capitalized interest	$4,534	$3,115	$3,962
Capitalized development and associated costs (5)	$4,903	$2,794	$2,900

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

Current Development Activity

At December 31, 2015, the Company had 2,630 apartment units in seven communities under development or in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	12/31/2015	Available	Occup. (4)	Leased (5)
Under construction
Post Parkside™ at Wade, II	Raleigh, NC	406	910	-	$57.5	$156	$30.0	2Q 2016	3Q 2017	N/A
Post Afton Oaks™	Houston, TX	388	867	-	80.7	240	46.9	3Q 2016	4Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	23.1	1Q 2017	2Q 2018	N/A
Post Millennium Midtown™	Atlanta, GA	356	864	-	90.6	295	14.0	2Q 2017	3Q 2018	N/A
Post River North™ (6)	Denver, CO	358	818	-	88.2	301	21.4	2Q 2017	3Q 2018	N/A
Post Centennial Park™	Atlanta, GA	438	808	-	96.0	271	15.9	1Q 2018	2Q 2019	N/A
Total		2,290		5,800	$478.6		$151.3
Substantially complete, in lease-up
The High Rise at Post Alexander™	Atlanta, GA	340	830	-	$74.8	$265	$74.0	2Q 2015	4Q 2016	55.3%

(1)	Square footage amounts are approximate. Actual square footage may vary.
(2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions.
(3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
(4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
(5)	Represents unit status as of February 15, 2016.
(6)

The Company owns a 92.5% interest in an entity which is developing Post River North™. Total estimated cost represents aggregate costs of the joint venture and excludes any future promoted interest to the developer.

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Inflation

For each of the last three years and as of December 31, 2015, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2015	2014	2013
Net income available to common shareholders	$76,935	$211,432	$106,846
Noncontrolling interests - Operating Partnership Unitholders	170	509	279
Depreciation on consolidated real estate assets	85,872	83,599	84,841
Depreciation on real estate assets held in unconsolidated entities	1,200	1,181	1,164
Gains on sales of depreciable real estate assets	(1,475)	(188,106)	(28,380)
Noncontrolling interest share of gains on sales of depreciable
real estate assets	—	24,074	—
Non-cash impairment charge on depreciable real estate	—	450	—
Funds from operations available to common shareholders and unitholders (1)	$162,702	$133,139	$164,750

Weighted average shares outstanding - basic (2)	54,422	54,387	54,456
Weighted average shares and units outstanding - basic (2)	54,543	54,517	54,598
Weighted average shares outstanding - diluted (2)	54,438	54,478	54,628
Weighted average shares and units outstanding - diluted (2)	54,559	54,608	54,770

(1)

FFO for 2015, included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities. FFO for 2014, included debt extinguishment losses of $18,357, $16,620 net of noncontrolling interest. FFO for 2014 also included other costs of $1,816 associated with the upgrade of the Company’s enterprise software systems and property casualty losses. FFO for 2013 included severance, impairment and other costs of $2,417.

(2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 16, 91 and 172 for 2015, 2014 and 2013, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 132, 125 and 120 in 2015, 2014 and 2013, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

Post Properties, Inc.

Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2015, the Company had no outstanding variable rate debt tied to LIBOR under aggregate $330,000 line of credit arrangements.  At December 31, 2015, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements).  In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000.  These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% at December 31, 2015. As discussed below, the Term Loan was refinanced in January 2015 and the effective blended rate, after considering the impact of the interest rate swaps, was reduced from 3.24% to 2.69% through January 2018, the termination date of the current interest rate swaps. In addition, the Company has interest rate risk associated with fixed rate debt at maturity.  The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value (3)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$3,071	$153,296	$3,502	$179,668	$-	$250,000	$589,537	$598,952
Average interest rate	6.0%	4.8%	6.0%	6.0%	-	3.4%	4.6%
Floating rate
Cash management line (1)	-	-	-	-	-	-	-	-
Syndicated line of credit (1)	-	-	-	-	-	-	-	-
Term loan (2)	-	-	-	-	300,000	-	300,000	300,593
Total floating rate debt	-	-	-	-	300,000	-	300,000	300,593
Total debt	$3,071	$153,296	$3,502	$179,668	$300,000	$250,000	$889,537	$899,545

(1)

Interest on the cash management and syndicated lines of credit is based on a current stated interest rate of LIBOR plus 1.05% at December 31, 2015.  At December 31, 2015, the one-month LIBOR rate was 0.42%.  See “Liquidity and Capital Resources” above where the refinancing of the Company’s unsecured lines of credit in January 2015 is discussed further. The stated interest rate on the syndicated line and cash management line of credit was lowered from LIBOR plus 1.225% to LIBOR plus 1.05% in January 2015. The maturity date on the lines of credit was extended to January 2019, and includes a one-year extension option to January 2020.

(2)

The interest rate on the Term Loan is based on LIBOR plus 1.15% at December 31, 2015. The current interest rate under the Term Loan is effectively fixed at a rate of 2.69% through January 2018, through the use of four interest rate swap arrangements with notional amounts totaling $300,000 as described in the table below. The Term Loan was refinanced in January 2015. The current stated interest rate on the amended $300,000 term loan was lowered from LIBOR plus 1.70% to LIBOR plus 1.15% and the maturity date was extended from January 2018 to January 2020.

Post Properties, Inc.

Post Apartment Homes, L.P.

(3)	Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2015.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(2,638)

Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(727)
							$(3,365)

(1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
(2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 1 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.  The Company has no floating rate LIBOR-based borrowings outstanding as of December 31, 2015, excluding the variable rate bank term loan debt effectively swapped to fixed rates through January 2018 under the current derivative financial instruments. As such, fluctuations of interest rates in such loans would have no effect on the Company’s interest costs.

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

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under the framework in Internal Control – Integrated Framework (2013), the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and accumulated earnings, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for and disclosure of discontinued operations during the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 26, 2016

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Real estate assets
Land	$322,566	$317,077
Building and improvements	2,406,425	2,323,626
Furniture, fixtures and equipment	329,854	304,534
Construction in progress	151,270	86,971
Land held for future investment	16,730	33,197
	3,226,845	3,065,405
Less: accumulated depreciation	(1,023,652)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672
Total real estate assets	2,203,193	2,128,767
Investments in and advances to unconsolidated real estate entities	3,856	4,059
Cash and cash equivalents	28,611	140,512
Restricted cash	3,881	3,572
Deferred financing costs, net	6,948	5,117
Other assets	25,343	29,771
Total assets	$2,271,832	$2,311,798
Liabilities, redeemable common units and equity
Indebtedness	$889,537	$892,459
Accounts payable, accrued expenses and other	74,855	70,616
Investments in unconsolidated real estate entities	15,873	16,624
Dividends and distributions payable	23,819	21,852
Accrued interest payable	4,051	4,229
Security deposits and prepaid rents	13,537	12,972
Total liabilities	1,021,672	1,018,752

Redeemable common units	7,133	7,086

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,632 and 54,632 shares issued and 54,012 and 54,509 shares outstanding at December 31, 2015 and 2014, respectively	546	546
Additional paid-in-capital	1,117,627	1,114,851
Accumulated earnings	167,791	185,001
Accumulated other comprehensive income (loss)	(3,356)	(3,675)
	1,282,617	1,296,732
Less common stock in treasury, at cost, 706 and 207 shares at December 31, 2015 and 2014, respectively	(41,135)	(10,772)
Total Company shareholders' equity	1,241,482	1,285,960
Noncontrolling interests - consolidated real estate entities	1,545	—
Total equity	1,243,027	1,285,960
Total liabilities, redeemable common units and equity	$2,271,832	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues
Rental	$360,615	$355,583	$341,902
Other property revenues	22,182	21,237	19,963
Other	1,209	992	872
Total revenues	384,006	377,812	362,737
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	165,356	162,959	155,261
Depreciation	87,458	84,759	85,608
General and administrative	18,558	17,898	17,245
Investment and development	616	2,366	1,755
Other investment costs	519	768	1,324
Severance, impairment and other	—	2,266	2,417
Total expenses	272,507	271,016	263,610

Operating income	111,499	106,796	99,127

Interest income	168	135	77
Interest expense	(31,587)	(40,286)	(44,704)
Amortization of deferred financing costs	(1,747)	(2,282)	(2,573)
Net gains on condominium sales activities	-	2,545	27,944
Equity in income of unconsolidated real estate entities, net	2,208	1,788	2,090
Other income (expense), net	(1,026)	19	(839)
Net loss on extinguishment of indebtedness	(197)	(18,357)	—
Income from continuing operations, before gains on sales of real estate assets	79,318	50,358	81,122
Gains on sales of real estate assets, net	1,475	187,825	—
Income from continuing operations	80,793	238,183	81,122
Discontinued operations
Income from discontinued property operations	—	—	1,418
Gains on sales of real estate assets	—	—	28,380
Income from discontinued operations	—	—	29,798
Net income	80,793	238,183	110,920
Noncontrolling interests - consolidated real estate entities	—	(22,554)	(107)
Noncontrolling interests - Operating Partnership	(170)	(509)	(279)
Net income available to the Company	80,623	215,120	110,534
Dividends to preferred shareholders	(3,688)	(3,688)	(3,688)
Net income available to common shareholders	$76,935	$211,432	$106,846

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$1.41	$3.89	$1.42
Income from discontinued operations	—	—	0.55
Net income available to common shareholders	$1.41	$3.89	$1.96
Weighted average common shares outstanding - basic	54,290	54,262	54,336
Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$1.41	$3.88	$1.41
Income from discontinued operations	—	—	0.54
Net income available to common shareholders	$1.41	$3.88	$1.96
Weighted average common shares outstanding - diluted	54,306	54,353	54,508

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013

Net income	$80,793	$238,183	$110,920
Net change in derivative financial instruments	320	(257)	8,282

Total comprehensive income	81,113	237,926	119,202

Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	(22,554)	(107)
Operating Partnership	(171)	(508)	(301)

Total Company comprehensive income	$80,942	$214,864	$118,794

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	(No. of Shares)	(No. of Shares)

Equity and Accum. Earnings, December 31, 2012	868	54,470	$9	$545	$1,107,354	$27,266	$(11,679)	$(3,781)	$1,119,714	$(94)	$1,119,620
Comprehensive income (loss)	—	—	—	—	—	110,534	8,260	—	118,794	107	118,901
Employee stock purchase, stock option and other	—	263	—	1	1,061	(1,542)	—	6,029	5,549	—	5,549
Conversion of redeemable common units for shares	—	8	—	—	—	(10)	—	364	354	—	354
Adjustment for ownership interest of redeemable common units	—	—	—	—	(192)	—	—	—	(192)	—	(192)
Stock-based compensation	—	—	—	—	3,638	—	—	—	3,638	—	3,638
Treasury stock acquisitions	—	(550)	—	—	—	—	—	(24,800)	(24,800)		(24,800)
Dividends to preferred shareholders	—	—	—	—	—	(3,688)	—	—	(3,688)	—	(3,688)
Dividends to common shareholders ($1.24 per share)	—	—	—	—	—	(67,433)	—	—	(67,433)	—	(67,433)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	—	—	(229)	(229)
Adjustment to redemption value of redeemable common units	—	—	—	—	—	1,011	—	—	1,011	—	1,011

Equity and Accum. Earnings, December 31, 2013	868	54,191	9	546	1,111,861	66,138	(3,419)	(22,188)	1,152,947	(216)	1,152,731

Comprehensive income (loss)	—	—	—	—	—	215,120	(256)	—	214,864	22,554	237,418
Employee stock purchase, stock option and other	—	304	—	—	(701)	(6,663)	—	10,758	3,394	—	3,394
Conversion of redeemable common units for shares	—	14	—	—	126	—	—	658	784	—	784
Adjustment for ownership interest of redeemable common units	—	—	—	—	(425)	—	—	—	(425)	—	(425)
Stock-based compensation	—	—	—	—	3,990	—	—	—	3,990	—	3,990
Dividends to preferred shareholders	—	—	—	—	—	(3,688)	—	—	(3,688)	—	(3,688)
Dividends to common shareholders ($1.56 per share)	—	—	—	—	—	(84,901)	—	—	(84,901)	—	(84,901)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	—	—	(22,338)	(22,338)
Adjustment to redemption value of redeemable common units	—	—	—	—	—	(1,005)	—	—	(1,005)	—	(1,005)
Equity and Accum. Earnings, December 31, 2014	868	54,509	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$—	$1,285,960

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
	(No. of Shares)	(No. of Shares)

Equity & Accum. Earnings, December 31, 2014	868	54,509	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$—	$1,285,960
Comprehensive income (loss)	—	—	—	—	—	80,623	319	—	80,942	—	80,942
Employee stock purchase, stock option and other	—	85	—	—	(2,080)	(566)	—	1,973	(673)	—	(673)
Adjustment for ownership interest of redeemable common units	—	—	—	—	68	—	—	—	68	—	68
Stock-based compensation	—	—	—	—	4,788	—	—	—	4,788	—	4,788
Acquisition of treasury stock	—	(582)	—	—	—	—	—	(32,336)	(32,336)	—	(32,336)
Dividends to preferred shareholders	—	—	—	—	—	(3,688)	—	—	(3,688)	—	(3,688)
Dividends to common shareholders ($1.72 per share)	—	—	—	—	—	(93,438)	—	—	(93,438)	—	(93,438)
Capital contributions from noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	—	—	1,545	1,545
Adjustment to redemption value of redeemable common units	—	—	—	—	—	(141)	—	—	(141)	—	(141)

Equity & Accum. Earnings, December 31, 2015	868	54,012	$9	$546	$1,117,627	$167,791	$(3,356)	$(41,135)	$1,241,482	$1,545	$1,243,027

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$80,793	$238,183	$110,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,458	84,759	86,135
Amortization of deferred financing costs	1,747	2,282	2,573
Net gains on sales of real estate assets	(1,475)	(190,370)	(56,324)
Other, net	769	256	2,142
Impairment charges	-	450	400
Equity in income of unconsolidated entities, net	(2,208)	(1,788)	(2,090)
Distributions of earnings of unconsolidated entities	2,400	2,077	2,865
Stock-based compensation	4,798	4,000	3,647
Net loss on extinguishment of indebtedness	197	18,357	—
Changes in assets, decrease (increase) in:
Other assets	(372)	2,184	(3,524)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(178)	(928)	(564)
Accounts payable and accrued expenses	(1,111)	941	2,154
Prepaid rents and other	387	2,936	2,040
Net cash provided by operating activities	173,205	163,339	150,374
Cash Flows From Investing Activities
Development and construction of real estate assets	(111,763)	(72,282)	(123,422)
Acquisition of communities	-	-	(48,399)
Proceeds from sales of real estate assets	4,529	331,578	116,684
Capitalized interest	(4,534)	(3,115)	(3,962)
Property capital expenditures	(36,374)	(30,052)	(36,236)
Corporate additions and improvements	(987)	(3,914)	(1,357)
Investments in unconsolidated entities	(832)	(447)	—
Other investing activities	(309)	(366)	954
Net cash provided by (used in) investing activities	(150,270)	221,402	(95,738)
Cash Flows From Financing Activities
Lines of credit proceeds	—	90,463	—
Lines of credit repayments	—	(90,463)	—
Payments on indebtedness	(2,922)	(206,275)	(3,730)
Payments of financing costs and other	(4,018)	(17,338)	(302)
Proceeds from employee stock purchase and stock options plans	843	5,906	4,858
Acquisition of treasury stock and other	(33,725)	(2,084)	(24,800)
Contributions from (distributions to) noncontrolling interests - real estate entities	174	(22,338)	(229)
Distributions to noncontrolling interests - common unitholders	(202)	(196)	(166)
Dividends paid to preferred shareholders	(3,688)	(3,688)	(3,688)
Dividends paid to common shareholders	(91,476)	(80,980)	(63,167)
Other financing activities	178	654	—
Net cash used in financing activities	(134,836)	(326,339)	(91,224)
Net increase (decrease) in cash and cash equivalents	(111,901)	58,402	(36,588)
Cash and cash equivalents, beginning of period	140,512	82,110	118,698
Cash and cash equivalents, end of period	$28,611	$140,512	$82,110

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the general partner of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of the management of the general partner of Post Apartment Homes, L.P., including the general partner’s principal executive officer and principal financial officer, management of the general partner of Post Apartment Homes, L.P. conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under the framework in Internal Control – Integrated Framework (2013), the management of the general partner of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of Post Apartment Homes, L.P.’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the "Operating Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership changed its method of accounting for and disclosure of discontinued operations during the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 26, 2016

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2015	2014
Assets
Real estate assets
Land	$322,566	$317,077
Building and improvements	2,406,425	2,323,626
Furniture, fixtures and equipment	329,854	304,534
Construction in progress	151,270	86,971
Land held for future investment	16,730	33,197
	3,226,845	3,065,405
Less: accumulated depreciation	(1,023,652)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	-	672
Total real estate assets	2,203,193	2,128,767
Investments in and advances to unconsolidated real estate entities	3,856	4,059
Cash and cash equivalents	28,611	140,512
Restricted cash	3,881	3,572
Deferred financing costs, net	6,948	5,117
Other assets	25,343	29,771
Total assets	$2,271,832	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$889,537	$892,459
Accounts payable, accrued expenses and other	74,855	70,616
Investments in unconsolidated real estate entities	15,873	16,624
Distributions payable	23,819	21,852
Accrued interest payable	4,051	4,229
Security deposits and prepaid rents	13,537	12,972
Total liabilities	1,021,672	1,018,752

Redeemable common units	7,133	7,086

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	13,610	14,057
Limited partner	1,187,836	1,232,186
Accumulated other comprehensive income (loss)	(3,356)	(3,675)
Total Operating Partnership equity	1,241,482	1,285,960
Noncontrolling interests - consolidated real estate entities	1,545	—
Total equity	1,243,027	1,285,960
Total liabilities, redeemable common units and equity	$2,271,832	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2015	2014	2013
Revenues
Rental	$360,615	$355,583	$341,902
Other property revenues	22,182	21,237	19,963
Other	1,209	992	872
Total revenues	384,006	377,812	362,737
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	165,356	162,959	155,261
Depreciation	87,458	84,759	85,608
General and administrative	18,558	17,898	17,245
Investment and development	616	2,366	1,755
Other investment costs	519	768	1,324
Severance, impairment and other	—	2,266	2,417
Total expenses	272,507	271,016	263,610

Operating income	111,499	106,796	99,127

Interest income	168	135	77
Interest expense	(31,587)	(40,286)	(44,704)
Amortization of deferred financing costs	(1,747)	(2,282)	(2,573)
Net gains on condominium sales activities	—	2,545	27,944
Equity in income of unconsolidated real estate entities, net	2,208	1,788	2,090
Other income (expense), net	(1,026)	19	(839)
Net loss on extinguishment of indebtedness	(197)	(18,357)	-
Income from continuing operations, before gains on sales of real estate assets	79,318	50,358	81,122
Gains on sales of real estate assets, net	1,475	187,825	—
Income from continuing operations	80,793	238,183	81,122
Discontinued operations
Income from discontinued property operations	—	—	1,418
Gains on sales of real estate assets	—	—	28,380
Income from discontinued operations	—	—	29,798
Net income	80,793	238,183	110,920
Noncontrolling interests - consolidated real estate entities	—	(22,554)	(107)
Net income available to the Operating Partnership	80,793	215,629	110,813
Distributions to preferred unitholders	(3,688)	(3,688)	(3,688)
Net income available to common unitholders	$77,105	$211,941	$107,125

Per common unit data - Basic
Income from continuing operations (net of preferred distributions)	$1.41	$3.89	$1.42
Income from discontinued operations	—	—	0.55
Net income available to common unitholders	$1.41	$3.89	$1.96
Weighted average common units outstanding - basic	54,411	54,392	54,478
Per common unit data - Diluted
Income from continuing operations (net of preferred distributions)	$1.41	$3.88	$1.41
Income from discontinued operations	—	—	0.54
Net income available to common unitholders	$1.41	$3.88	$1.96
Weighted average common units outstanding - diluted	54,427	54,483	54,650

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year ended December 31,
	2015	2014	2013

Net income	$80,793	$238,183	$110,920
Net change in derivative financial instruments	320	(257)	8,282

Total comprehensive income	81,113	237,926	119,202

Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	(22,554)	(107)

Total Operating Partnership comprehensive income	$81,113	$215,372	$119,095

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per unit data)

						Accumulated	Total	Noncontrolling
				Common Units		Other	Operating	Interests -
			Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Units	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
	(No. of Units)	(No. of Units)

Equity, December 31, 2012	868	54,613	$43,392	$12,477	$1,075,524	$(11,679)	$1,119,714	$(94)	$1,119,620
Comprehensive income (loss)	—	—	3,688	1,071	105,775	8,260	118,794	107	118,901
Employee stock purchase, stock option and other Company activity	—	263	—	55	5,494	—	5,549	—	5,549
Conversion of redeemable common units	—	—	—	—	354	—	354	—	354
Adjustment for ownership interest of redeemable common units	—	—	—	—	(192)	—	(192)	—	(192)
Equity-based compensation	—	—	—	36	3,602	—	3,638	—	3,638
Acquisition of common units	—	(550)	—	(248)	(24,552)	—	(24,800)	—	(24,800)
Distributions to preferred unitholders	—	—	(3,688)	—	—	—	(3,688)	—	(3,688)
Distributions to common unitholders ($1.24 per unit)	—	—	—	(676)	(66,757)	—	(67,433)	—	(67,433)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(229)	(229)
Adjustment to redemption value of redeemable common units	—	—	—	—	1,011	—	1,011	—	1,011

Equity, December 31, 2013	868	54,326	43,392	12,715	1,100,259	(3,419)	1,152,947	(216)	1,152,731

Comprehensive income (loss)	—	—	3,688	2,119	209,313	(256)	214,864	22,554	237,418
Employee stock purchase, stock option and other Company activity	—	304	—	34	3,360	—	3,394	—	3,394
Conversion of redeemable common units	—	—	—	—	784	—	784	—	784
Adjustment for ownership interest of redeemable common units	—	—	—	—	(425)	—	(425)	—	(425)
Equity-based compensation	—	—	—	40	3,950	—	3,990	—	3,990
Distributions to preferred unitholders	—	—	(3,688)	—	—	—	(3,688)	—	(3,688)
Distributions to common unitholders ($1.56 per unit)	—	—	—	(851)	(84,050)	—	(84,901)	—	(84,901)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(22,338)	(22,338)
Adjustment to redemption value of redeemable common units	—	—	—	—	(1,005)	—	(1,005)	—	(1,005)

Equity, December 31, 2014	868	54,630	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$-	$1,285,960

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY (continued)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per unit data)

						Accumulated	Total	Noncontrolling
				Common Units		Other	Operating	Interests -
			Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Units	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
	(No. of Units)	(No. of Units)

Equity, December 31, 2014	868	54,630	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$—	$1,285,960
Comprehensive income (loss)	—	—	3,688	771	76,164	319	80,942	—	80,942
Employee stock purchase, stock option and other Company activity	—	85	—	(7)	(666)	—	(673)	—	(673)
Adjustment for ownership interest of redeemable common units	—	—	—	—	68	—	68	—	68
Equity-based compensation	—	—	—	48	4,740	—	4,788	—	4,788
Acquisition of common units	—	(582)	—	(323)	(32,013)	—	(32,336)	—	(32,336)
Distributions to preferred unitholders	—	—	(3,688)	—	—	—	(3,688)	—	(3,688)
Distributions to common unitholders ($1.72 per unit)	—	—	—	(936)	(92,502)	—	(93,438)	—	(93,438)
Capital contributions from noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	1,545	1,545
Adjustment to redemption value of redeemable common units	—	—	—	—	(141)	—	(141)	—	(141)
Equity, December 31, 2015	868	54,133	$43,392	$13,610	$1,187,836	$(3,356)	$1,241,482	$1,545	$1,243,027

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$80,793	$238,183	$110,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,458	84,759	86,135
Amortization of deferred financing costs	1,747	2,282	2,573
Net gains on sales of real estate assets	(1,475)	(190,370)	(56,324)
Other, net	769	256	2,142
Impairment charges	-	450	400
Equity in income of unconsolidated entities, net	(2,208)	(1,788)	(2,090)
Distributions of earnings of unconsolidated entities	2,400	2,077	2,865
Equity-based compensation	4,798	4,000	3,647
Net loss on extinguishment of indebtedness	197	18,357	—
Changes in assets, decrease (increase) in:
Other assets	(372)	2,184	(3,524)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(178)	(928)	(564)
Accounts payable and accrued expenses	(1,111)	941	2,154
Prepaid rents and other	387	2,936	2,040
Net cash provided by operating activities	173,205	163,339	150,374
Cash Flows From Investing Activities
Development and construction of real estate assets	(111,763)	(72,282)	(123,422)
Acquisition of communities	-	-	(48,399)
Proceeds from sales of real estate assets	4,529	331,578	116,684
Capitalized interest	(4,534)	(3,115)	(3,962)
Property capital expenditures	(36,374)	(30,052)	(36,236)
Corporate additions and improvements	(987)	(3,914)	(1,357)
Investments in unconsolidated entities	(832)	(447)	—
Other investing activities	(309)	(366)	954
Net cash provided by (used in) investing activities	(150,270)	221,402	(95,738)
Cash Flows From Financing Activities
Lines of credit proceeds	—	90,463	—
Lines of credit repayments	—	(90,463)	—
Payments on indebtedness	(2,922)	(206,275)	(3,730)
Payments of financing costs and other	(4,018)	(17,338)	(302)
Contributions from the Company related to employee stock purchase and stock option plans	843	5,906	4,858
Redemption of common units and other	(33,725)	(2,084)	(24,800)
Contributions from (distributions to) noncontrolling interests - real estate entities	174	(22,338)	(229)
Distributions to noncontrolling interests - non-Company common unitholders	(202)	(196)	(166)
Distributions to preferred unitholders	(3,688)	(3,688)	(3,688)
Distributions to common unitholders	(91,476)	(80,980)	(63,167)
Other financing activities	178	654	—
Net cash used in financing activities	(134,836)	(326,339)	(91,224)
Net increase (decrease) in cash and cash equivalents	(111,901)	58,402	(36,588)
Cash and cash equivalents, beginning of period	140,512	82,110	118,698
Cash and cash equivalents, end of period	$28,611	$140,512	$82,110

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

At December 31, 2015, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units in seven communities currently under development or in lease-up.  At December 31, 2015, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At December 31, 2015, the Company had outstanding 54,012 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership.  Common Units held by persons other than the Company totaled 121 at December 31, 2015 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership.  The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date).  With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.  The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for the years ended December 31, 2015 and 2014, and 99.7% for the year ended December 31, 2013.

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

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity.  Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage.  Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities.  The weighted average borrowing costs, expressed as a percentage, were 4.3%, 4.6% and 4.6% in 2015, 2014 and 2013, respectively.  Aggregate interest costs capitalized to projects under development or construction were $4,534, $3,115 and $3,962, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects.  Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $4,903, $2,794 and $2,900 in 2015, 2014 and 2013, respectively.  The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes.  Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress.  The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy.   This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy.  In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

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

Post Properties, Inc.

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

Effective in 2014, the Company adopted ASU 2014-08 which amended the criteria used for reporting discontinued operations.  Under this amended guidance, dispositions of real estate assets will be reported in discontinued operations only if the dispositions represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

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

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.”  The Company measures its derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rate changes.  Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings.  Quarterly, the Company evaluates the effectiveness of its cash flow hedges.  Any ineffective portion of the Company’s cash flow hedges is recognized immediately in earnings.

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

Per share and per unit data

The Company and Operating Partnership report both basic and diluted earnings per share and per unit, respectively, as prescribed by ASC Topic 260, “Earnings Per Share.”  The guidance requires entities with participating securities that contain non-forfeitable rights to dividends, like the Company’s unvested share-based payment awards (see note 10), to use the two-class method for computing basic and dilutive earnings per share and unit.  Under the two-class method earnings are allocated to each class of common stock and to participating securities according to the dividends paid or declared and the relative participation of such securities to remaining undistributed earnings.

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

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet).  ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions.  If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity.  At December 31, 2015 and 2014, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 5) and (2) noncontrolling interests related to its consolidated real estate entities.

Post Properties, Inc.

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

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The new guidance is effective for reporting periods beginning after December 15, 2015. ASU 2015-02 is effective for the Company as of January 1, 2016 and the new guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest”, were issued.  ASU 2015-03 requires debt issuance costs to be reported as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Currently, such debt issuance costs are reported as deferred assets on the consolidated balance sheet.  Further, the amortization of debt issuance costs will be reported as interest expense in the consolidated statement of operations, under ASU 2015-03.  Currently, amortization expense of debt issuance costs is reported as a separate line item in the consolidated statement of operations.  ASU 2015-15 clarified that debt issuance costs related to line-of-credit arrangements would continue to be classified as deferred assets and ratably amortized over the term of the arrangements.    ASU 2015-03 and ASU 2015-15 are effective for the Company as of January 1, 2016. This new guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for 2015, 2014 and 2013 was as follows:

	Year ended December 31,
	2015	2014	2013
Interest paid, net of interest capitalized	$31,765	$41,214	$45,557
Interest paid, including interest capitalized	36,299	44,329	49,519
Income tax payments, net	1,368	1,166	1,192
Non-cash investing and financing activities:
Dividends and distributions payable	23,819	21,852	17,928
Construction and property capital expenditure cost accruals, increase (decrease)	5,483	(2,821)	(8,435)
Adjustments to equity related to redeemable common units and other, net increase (decrease)	(1,333)	(2,538)	819
Non-cash contribution from noncontrolling interests - real estate assets	1,371	—	—
Conversions of redeemable common units	—	784	354
Common stock 401k matching contribution	—	658	670

2.	REAL ESTATE ACTIVITIES

Dispositions

Assets held for sale/sold subsequent to January 1, 2014

The Company classifies real estate assets as held for sale after the approval of its board of directors, after an active program to sell the assets had commenced and after the evaluation of other factors. The Company did not dispose of any apartment communities in 2015 and had no apartment communities classified as held for sale at December 31, 2015.

In 2014, the Company classified as held for sale and sold three apartment communities, containing 645 units. One of these apartment communities located in Houston, Texas, containing 308 units, was sold for gross proceeds of approximately $71,750. The Company recognized a gain of $36,092 on the sale of this community. Two additional communities, located in New York, New York, containing 337 units, were sold for gross proceeds of approximately $270,000.  One of these communities was held in a consolidated entity, 68% owned by the Company.  The Company recognized gains of $151,733 ($127,659 net of noncontrolling interests) on the sale of these communities.  This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities.

Under ASU 2014-08 (see note 1), the Company determined that the three apartment communities sold in 2014 did not meet the criteria requiring separate reporting as discontinued operations. As a result, the operations of these communities and the resulting gains on sales of the three communities are reported in continuing operations for all periods presented.  Total revenues and property net operating income of these assets in 2014 and 2013 is included in the segment information (see note 15) under the segment caption titled, “Held for sale and sold communities.”  The net income and net income attributable to the Company, including gains on sales of real estate assets and debt extinguishment losses related to these communities for 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013

Net income	$176,041	$2,717

Net income, net of noncontrolling interest	$153,456	$2,610

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Assets held for sale/sold prior to January 1, 2014

Prior to the adoption of ASU 2014-08 and under ASC Topic 360, the operating results of real estate assets designated as held for sale and sold were included in discontinued operations in the consolidated statement of operations. Additionally, gains and losses on the sale of these assets were included in discontinued operations.

In 2013, the Company recognized net gains in discontinued operations of $28,380 from the sale of one apartment community, containing 342 units. This sale generated aggregate gross proceeds of $47,500. Income from discontinued operations included the results of operations of the apartment community through its sale date in October 2013. The revenues and expenses for this community in 2013 were as follows:

Year ended
December 31, 2013
Revenues
Rental	$3,557
Other property revenues	356
Total revenues	3,913
Expenses
Property operating and maintenance	1,679
Depreciation	527
Interest	289
Total expenses	2,495
Income from discontinued property operations	$1,418

In 2015, gains on sales of real estate assets included a gain of $1,773 on the sale of the Company’s remaining condominium retail space.  Also in 2015, gains on real estate assets were net of state tax expense of $298 related to an asset sale. In 2014 and 2013, the Company sold out its remaining residential condominium units at two communities. Aggregate condominium revenues were $2,442 and $68,168 in 2014 and 2013, respectively, and aggregate net gains on condominium activities were $2,545 and $27,944 in 2014 and 2013, respectively.

Consolidated Joint Venture

In August 2015, the Company entered into a joint venture arrangement (the “Joint Venture”) with a private real estate company to develop, construct and operate a 358 unit apartment community in Denver, Colorado.  The Company owns a 92.5% equity interest and will provide construction financing to the Joint Venture.  In 2015, the Joint Venture acquired the land site and initiated the development of the community.  The venture partner will generally be responsible for the development and construction of the community and the Company will manage the community upon its completion.  The Joint Venture was determined to be a variable interest entity with the Company designated as the primary beneficiary.  As a result, the accounts of the Joint Venture are consolidated by the Company.  At December 31, 2015, the Company’s consolidated assets, liabilities and equity included construction in progress of $21,367 and cash and cash equivalents of $100, accounts payable and accrued expenses of $982 and noncontrolling equity interests of $1,545 relating to the Joint Venture.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2015, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C.  The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting.  At December 31, 2015 and 2014, the Company’s investment in the 35% owned Apartment LLC totaled $3,856 and $4,059, respectively, excluding the credit investments discussed below.  The excess of the Company's investment over its equity in the underlying net assets of this Apartment LLC was approximately $2,554 at December 31, 2015.  The excess investment related to these Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.  The Company’s investment in the 25% owned Apartment LLC at December 31, 2015 and 2014 reflects a credit investment of $15,873 and $16,624, respectively.  These credit

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.  The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs.  The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	December 31,
Apartment LLCs - Balance Sheet Data	2015	2014
Real estate assets, net of accumulated depreciation of $54,936 and $49,153 at December 31, 2015 and 2014, respectively	$208,345	$208,493
Cash and other	6,215	5,490
Total assets	$214,560	$213,983
Mortgage notes payable	$177,723	$177,723
Other liabilities	2,994	3,445
Total liabilities	180,717	181,168
Members' equity	33,843	32,815
Total liabilities and members' equity	$214,560	$213,983
Company's equity investment in Apartment LLCs (1)	$(12,017)	$(12,565)

(1)	At December 31, 2015 and 2014, the Company’s equity investment includes its credit investments of $15,873 and $16,624, respectively, discussed above.

	Year ended December 31,
Apartment LLCs - Income Statement Data	2015	2014	2013
Revenues
Rental	$27,795	$26,502	$25,692
Other property revenues	1,952	1,857	1,881
Total revenues	29,747	28,359	27,573
Expenses
Property operating and maintenance	11,918	11,939	10,955
Depreciation and amortization	5,886	5,608	5,421
Interest	9,052	9,052	9,052
Total expenses	26,856	26,599	25,428
Net income	$2,891	$1,760	$2,145
Company's share of net income in Apartment LLCs	$2,208	$1,788	$2,090

At December 31, 2015, mortgage notes payable included four mortgage notes.  The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019.  The second and third mortgage notes collectively total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017.  The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At December 31, 2015 and 2014, the Company’s indebtedness consisted of the following:

	Payment		Maturity	December 31,
Description	Terms	Interest Rate	Date	2015	2014
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022 (1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15% (2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99%	2019	189,537	192,459
Total				$889,537	$892,459

(1)	The outstanding unsecured notes mature in 2017 and 2022.
(2)

Represents stated rate at December 31, 2015.  As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility through January 2018.  At December 31, 2015, the effective blended interest rate under the Term Loan was 2.69%. As discussed below, the Company refinanced this facility in January 2015.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2016	$3,071
2017	153,296
2018	3,502
2019	179,668
2020	300,000
Thereafter	250,000
$889,537

Unsecured lines of credit

At December 31, 2015, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that was amended in January 2015.  At December 31, 2015, the Syndicated Line had a current stated interest rate of LIBOR plus 1.05%, was provided by a syndicate of nine financial institutions and required the payment of annual facility fees of 0.20% of the aggregate loan commitments.  The Syndicated Line matures in 2019 and may be extended for an additional year at the Company's option, subject to the satisfaction of certain conditions.  The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt.  The component of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively.  The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions.  The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios.  The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates.  At December 31, 2015, letters of credit to third parties totaling $122 had been issued for the account of the Company under this facility.

Additionally, at December 31, 2015, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”) that was also amended in January 2015.  The Cash Management Line matures in 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

In connection with the refinancing of the Syndicated Line, the Cash Management Line and the Term Loan (discussed below), the Company incurred fees and expenses of approximately $4,008 and recognized an extinguishment loss of $197 related to the write-off of a portion of unamortized deferred loan costs in 2015.

Unsecured term loan

At December 31, 2015, the Company had outstanding a $300,000 unsecured bank term loan facility (the “Term Loan”) that was amended in January 2015.  At December 31, 2015, the Term Loan had a current stated interest rate of LIBOR plus 1.15%, was provided by a syndicate of eight financial institutions and matures in January 2020. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt.  The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Term Loan carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Debt issuances, retirements and modifications

2015

Other than the refinancing of the Syndicated Line, Cash Management Line and Term Loan Facilities discussed above, there were no issuances or retirements of indebtedness in 2015.

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

Debt compliance and other

The Company's Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants.  Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements.  Additionally, the Company's ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements.  Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds.  The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements.  The Company believes it met these financial covenants at December 31, 2015.

The aggregate net book value at December 31, 2015 of property pledged as collateral for indebtedness amounted to approximately $119,247.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

At December 31, 2015, the Company has an at-the-market (“ATM”) common equity sales program for the sale of up to 4,000 shares of common stock. The Company had not used this or the previous program in 2015 or 2014. In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017. Under this program, the Company repurchased 582 shares of common stock at an aggregate cost of $32,336 and at an average gross price per share of $55.55 in 2015.  Subsequent to December 31, 2015, the Company repurchased an additional 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67.  Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.  Under a previous program, the Company repurchased 550 shares of common stock at an aggregate cost of $24,800 and at an average gross price per share of $45.08 in 2013. There were no shares of common stock repurchased in 2014.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Preferred stock

At December 31, 2015, the Company had one outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price (1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)
Series A	868	$50.00	10/01/26	$50.00	8.5%	$4.25

(1)	The redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At December 31, 2015 and 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $7,133 and $7,086, respectively, representing their fair value at the respective dates.  The Company further determined that the noncontrolling interests in consolidated real estate entities totaling $1,545 (see note 2) met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015	2014	2013
Redeemable common units, beginning of period	$7,086	$6,121	$7,159
Comprehensive income	171	508	301
Conversion of redeemable common units for shares	—	(784)	(354)
Adjustment for ownership interest of redeemable common units	(68)	425	192
Stock-based compensation	10	10	9
Distributions to common unitholders	(207)	(199)	(175)
Adjustment to redemption value of redeemable common units	141	1,005	(1,011)
Redeemable common units, end of period	$7,133	$7,086	$6,121

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

6.	COMPANY EARNINGS PER SHARE

In 2015, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations available to common shareholders of the Company was as follows:

	Year ended December 31,
	2015	2014	2013
Net income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$80,793	$238,183	$81,122
Noncontrolling interests - consolidated real estate entities	—	(22,554)	(107)
Noncontrolling interests - Operating Partnership	(170)	(509)	(202)
Preferred stock dividends	(3,688)	(3,688)	(3,688)
Unvested restricted stock (allocation of earnings)	(182)	(481)	(170)
Income from continuing operations available to common shareholders, adjusted	$76,753	$210,951	$76,955
Common shares (denominator):
Weighted average shares outstanding - basic	54,290	54,262	54,336
Dilutive shares from stock options	16	91	172
Weighted average shares outstanding - diluted	54,306	54,353	54,508
Per-share amount:
Basic	$1.41	$3.89	$1.42
Diluted	$1.41	$3.88	$1.41

Stock options to purchase 28, 60 and 186 shares of common stock in 2015, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

In 2015, 2014 and 2013, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations available to common unitholders of the Operating Partnership was as follows:

	Year ended December 31,
	2015	2014	2013
Net income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$80,793	$238,183	$81,122
Noncontrolling interests - consolidated real estate entities	—	(22,554)	(107)
Preferred unit distributions	(3,688)	(3,688)	(3,688)
Unvested restricted stock (allocation of earnings)	(182)	(481)	(170)
Income from continuing operations available to common unitholders, adjusted	$76,923	$211,460	$77,157
Common units (denominator):
Weighted average units outstanding - basic	54,411	54,392	54,478
Dilutive units from stock options	16	91	172
Weighted average units outstanding - diluted	54,427	54,483	54,650
Per-unit amount:
Basic	$1.41	$3.89	$1.42
Diluted	$1.41	$3.88	$1.41

Stock options to purchase 28, 60 and 186 shares of common stock in 2015, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

8.	SEVERENCE, IMPAIRMENT AND OTHER

Severance, impairment and other in 2014 included a non-cash asset impairment charge of $450 to write-down to fair value a commercial property (see note 14) and $1,066 related to the upgrade of the Company’s operating and financial software systems. The Company also recognized casualty losses of $750 primarily related to extreme winter conditions in many of the Company’s markets as well as fire damage at one community.

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

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Reconciliation of net income available to the Company to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership.  For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items.  All adjustments to net income in the table below are net of amounts attributable to noncontrolling interests and taxable REIT subsidiaries.  A reconciliation of net income available to the Company to estimated taxable income for 2015, 2014 and 2013 is detailed below:

	2015	2014	2013
Net income available to the Company	$80,623	$215,120	$110,534
Add (subtract) net loss (income) of taxable REIT subsidiaries	(213)	(4,088)	(26,842)
Adjusted net income available to the Company	80,410	211,032	83,692
Book/tax depreciation difference	584	(5,104)	(3,770)
Book/tax difference in gain/loss transactions	628	(44,839)	(28,306)
Book/tax difference on stock-based compensation	(3,373)	(8,657)	(1,810)
Book/tax difference relating to change in tax regulations	(6,705)	(49,808)	—
Other book/tax differences, net	1,797	2,910	6,068
Taxable income of the Company before allocation of taxable capital gains	73,341	105,534	55,874
Income taxable as capital gains	(2,100)	(117,551)	—
Taxable ordinary income (loss) of the Company	$71,241	$(12,017)	$55,874

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital.  A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for 2015, 2014 and 2013:

	2015		2014		2013
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Ordinary income	$1.24	73.8%	$—	—%	$1.15	99.4%
Capital gains	0.18	10.7	0.83	55.8	0.01	0.6
Unrecaptured Section 1250 gains	0.26	15.5	0.66	44.2	—	—
Return of capital	—	—	—	—	—	—
Total	$1.68	100.0%	$1.49	100.0%	$1.16	100.0%

(1)	The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ.

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code.  Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2015, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including noncontrolling interest in the Operating Partnership, was lower than the net assets as reported in the Company's consolidated financial statements by approximately $127,000.

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management and other services.  These TRSs are subject to federal and state income taxes.  In 2015, the Company recognized income tax expense of $186 related to TRS activities. In 2014, the Company recognized an income tax benefit of $797 related to the reduction of prior year uncertain tax positions. There was no income tax provision (benefit) recognized in 2013. The income tax attributes associated with the current and former TRS structures are not material to the Company’s consolidated financial position or results of operations.

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

Incentive stock plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”).  Under the 2003 Stock Plan, an aggregate of 3,469 shares of common stock were reserved for issuance.  Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR).  The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years.  Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares.  Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three years) as determined by the compensation committee overseeing the 2003 Stock Plan.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method.  The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year ended December 31,
	2015	2014	2013
Dividend yield	2.7%	2.8%	2.0%
Expected volatility	42.8%	43.0%	43.1%
Risk-free interest rate	1.4%	1.8%	1.1%
Expected option term (years)	6.0 years	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods.  Total compensation expense related to restricted stock was $4,111, $3,165 and $3,020 in 2015, 2014 and 2013, respectively.  At December 31, 2015, there was $3,624 of unrecognized compensation cost related to restricted stock.  This cost is expected to be recognized over a weighted average period of 1.8 years.  The total value of restricted shares vested in 2015, 2014 and 2013 was $4,448, $3,670 and $2,933, respectively.

A summary of the activity related to the Company’s restricted stock for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015		2014		2013
		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of period	76	$49	75	$48	65	$42
Granted (1)	77	60	63	48	75	50
Vested	(75)	53	(62)	47	(64)	44
Forfeited	-	-	-	-	(1)	50
Unvested shares, end of period	78	56	76	49	75	48

(1)	The total value of the restricted share grants in 2015, 2014 and 2013 was $4,663, $3,038 and $3,743.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods.  In 2015, 2014 and 2013, the Company recorded compensation expense related to stock options of $509, $507 and $463, respectively, recognized under the fair value method.   At December 31, 2015, there was $506 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of stock option activity under all plans in 2015, 2014 and 2013, is presented below:

	Year ended December 31,
	2015		2014		2013
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period	148	$46	539	$36	685	$34
Granted	28	60	35	47	29	50
Exercised	(43)	47	(426)	33	(174)	29
Forfeited	-	-	-	-	(1)	50
Options outstanding, end of period (1)	133	49	148	46	539	36
Options exercisable, end of period (1)	72	46	86	46	486	35
Options vested and expected to vest, end of period (1)	130	49	145	46	536	36
Weighted average fair value of options granted during the period	$19.49		$15.21		$17.26

(1)

At December 31, 2015, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,351, $986 and $1,332, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 6.8 years, 5.4 years and 6.8 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.  The total intrinsic value of stock options exercised in 2015, 2014 and 2013 and was $634, $8,677 and $2,808, respectively.

At December 31, 2015, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$37.04 - $46.93	75	$45	6.2	51	$44
$48.00 - $60.40	58	55	7.5	21	50
Total	133	49	6.8	72	46

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined.  The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense.  Total compensation expense relating to the ESPP was $178, $328 and $164 in 2015, 2014 and 2013, respectively.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan.  The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2015, 2014 and 2013.  Company contributions of $778, $652 and $658 were made to the 401K Plan in 2015, 2014 and 2013, respectively.  Contributions for 2015 and 2014 were made in cash. Contributions for 2013 were made in the Company’s common stock.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

12.	COMMITMENTS AND CONTINGENCIES

Land and equipment leases

The Company has a ground lease expiring in 2074 related to one of its operating communities.  This lease contains stated rent increases that generally compensate for the impact of inflation.  The Company also has facility, office, equipment and other operating leases.  Future minimum lease payments for non-cancelable land, equipment and other operating leases at December 31, 2015, were as follows:

2016	$650
2017	660
2018	660
2019	672
2020	692
2021 and thereafter	63,796

The Company incurred $3,914, $3,639 and $3,542 of rent expense, including rent expense under short-term rental and lease arrangements, in 2015, 2014 and 2013, respectively.

Communities under construction

As of December 31, 2015, the Company had under development six apartment communities, containing 2,290 apartment units, with estimated total costs of approximately $478,600, of which approximately $327,300 remained to be incurred. The Company currently expects to fund the future construction expenditures through the use of available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, future asset sales.

Legal proceedings

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Substantive briefing on these legal issues was completed on February 9, 2016. The parties now await a hearing with the Court to discuss the issues and potentially to set the case for trial. Until such time as the Court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to its business from time to time, some of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

13.	RELATED PARTY TRANSACTIONS

In 2015, 2014 and 2013, the Company held investments in Apartment LLCs accounted for under the equity method of accounting (see note 3).  In 2015, 2014 and 2013, the Company recorded, before elimination of the Company’s equity interests, project management fees, property and asset management fees and expense reimbursements (primarily personnel costs) of approximately $3,717, $3,581 and $3,481, respectively, from these related companies.  The Company’s portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

14.	FAIR VALUE MEASURES AND FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value.  Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value.  The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2015.  Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Derivatives

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements.  At December 31, 2015, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions.  These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate).  Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings, of approximately 2.69% at December 31, 2015. The Interest Rate Swaps terminate in January 2018.

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at December 31, 2015 and 2014 were valued as net liabilities of $3,365 and $3,685, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements.  The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs.  However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives.  These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for 2015, 2014 and 2013:

	Year ended December 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2015	2014	2013

Loss recognized in other comprehensive income	$(3,776)	$(4,449)	$4,191
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(4,096)	$(4,192)	$(4,091)

The amounts reported in accumulated other comprehensive income (loss) as of December 31, 2015 will be reclassified to interest expense as interest payments are made under the hedged indebtedness.  Over the next year, the Company estimates that $2,583 will be reclassified from accumulated comprehensive income (loss) to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.  The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of December 31, 2015, the termination payment by the Company would have been approximately $3,367.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments.  At December 31, 2015, the fair value of fixed rate debt was approximately $598,952 (carrying value of $589,537) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,593 (carrying value of $300,000).  At December 31, 2014, the fair value of fixed rate debt was approximately $620,641 (carrying value of $592,459) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $304,983 (carrying value of $300,000).  Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle.  These reportable segments are described below.  All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information.  The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2014. The segment information for 2015, 2014 and 2013 has been adjusted to reflect the impact of reclassifying, from the fully stabilized community segment to the held for sale and sold community segment, the operating results of three apartment communities designated as held for sale and sold in 2014 as described below.

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

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income in 2015, 2014 and 2013. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2015	2014	2013
Revenues
Fully stabilized communities	$338,130	$329,036	$315,518
Newly stabilized communities	17,195	11,267	2,587
Lease-up communities	5,283	1,745	-
Held for sale and sold communities	—	14,168	23,025
Other property segments	22,189	20,604	20,735
Other	1,209	992	872
Consolidated revenues	$384,006	$377,812	$362,737
Contribution to Property Net Operating Income
Fully stabilized communities	$206,325	$201,962	194,488
Newly stabilized communities	10,519	6,412	616
Lease-up communities	2,142	241	(7)
Held for sale and sold communities	—	7,157	12,725
Other property segments, including corporate management expenses	(1,545)	(1,911)	(1,218)
Consolidated property net operating income	217,441	213,861	206,604
Interest income	168	135	77
Other revenues	1,209	992	872
Depreciation	(87,458)	(84,759)	(85,608)
Interest expense	(31,587)	(40,286)	(44,704)
Amortization of deferred financing costs	(1,747)	(2,282)	(2,573)
General and administrative	(18,558)	(17,898)	(17,245)
Investment and development	(616)	(2,366)	(1,755)
Other investment costs	(519)	(768)	(1,324)
Severance, impairment and other	—	(2,266)	(2,417)
Equity in income of unconsolidated real estate entities, net	2,208	1,788	2,090
Net gains on condominium sales activities	—	2,545	27,944
Other income (expense), net	(1,026)	19	(839)
Net loss on extinguishment of indebtedness	(197)	(18,357)	-
Income from continuing operations, before gains on sales of real estate assets	79,318	50,358	81,122
Gains on sales of real estate assets, net	1,475	187,825	—
Income from discontinued operations	—	—	29,798
Net income	$80,793	$238,183	$110,920

16.	OTHER INCOME (EXPENSE)

In 2015, 2014 and 2013, other expense included state franchise taxes of $840, $778 and $839, respectively.  Franchise taxes are associated with the income-based taxes in Texas that became effective in 2007. In 2015, other expense also included income tax expense of $186 and in 2014, an income tax benefit of $797 related to the Company’s taxable REIT subsidiaries (see note 9).

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

17.COMPANY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2015 and 2014 was as follows:

	Year ended December 31, 2015
	First	Second	Third	Fourth
Revenues	$93,431	$95,431	$97,767	$97,377
Net income	19,985	19,651	20,190	20,967
Noncontrolling interests	(42)	(41)	(43)	(44)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)
Net income available to common shareholders	$19,021	$18,688	$19,225	$20,001
Earnings per common share:
Net income available to common shareholders – basic	$0.35	$0.34	$0.35	$0.37
Net income available to common shareholders – diluted	$0.35	$0.34	$0.35	$0.37

	Year ended December 31, 2014
	First	Second	Third	Fourth
Revenues	$93,512	$95,026	$96,461	$92,813
Net income	14,253	47,991	156,435	19,504
Noncontrolling interests	(17)	(272)	(22,729)	(45)
Dividends to preferred shareholders	(922)	(922)	(922)	(922)
Net income available to common shareholders	$13,314	$46,797	$132,784	$18,537
Earnings per common share:
Net income available to common shareholders – basic	$0.25	$0.86	$2.44	$0.34
Net income available to common shareholders – diluted	$0.24	$0.86	$2.44	$0.34

In the second quarter of 2014, the increase in net income available to common shareholders primarily reflects gains on the sale of an apartment community, offset by a loss on the early extinguishment of a indebtedness. In the third quarter of 2014, the increase in net income available to common shareholders is the result of gains on the sales of two apartment communities, net of noncontrolling interests, and partially offset by losses on early extinguishment of indebtedness.

18.	OPERATING PARTNERSHIP QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information in 2015 and 2014 was as follows:

	Year ended December 31, 2015
	First	Second	Third	Fourth
Revenues	$93,431	$95,431	$97,767	$97,377
Net income	19,985	19,651	20,190	20,967
Distributions to preferred unitholders	(922)	(922)	(922)	(922)
Net income available to common unitholders	$19,063	$18,729	$19,268	$20,045
Earnings per common unit:
Net income available to common unitholders – basic	$0.35	$0.34	$0.35	$0.37
Net income available to common unitholders – diluted	$0.35	$0.34	$0.35	$0.37

	Year ended December 31, 2014
	First	Second	Third	Fourth
Revenues	$93,512	$95,026	$96,461	$92,813
Net income	14,253	47,991	156,435	19,504
Noncontrolling interests – consolidated real estate entities	16	(154)	(22,416)	—
Distributions to preferred unitholders	(922)	(922)	(922)	(922)
Net income available to common unitholders	$13,347	$46,915	$133,097	$18,582
Earnings per common unit:
Net income available to common unitholders – basic	$0.25	$0.86	$2.44	$0.34
Net income available to common unitholders – diluted	$0.24	$0.86	$2.44	$0.34

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share or unit and apartment unit data)

In the second quarter of 2014, the increase in net income available to common unitholders primarily reflects gains on the sale of an apartment community, offset by a loss on the early extinguishment of a indebtedness. In the third quarter of 2014, the increase in net income available to common unitholders is the result of gains on the sales of two apartment communities, net of noncontrolling interest, and partially offset by losses on early extinguishment of indebtedness.

Post Properties, Inc.

Post Apartment Homes, L.P.

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2015

(Dollars in thousands)

					Costs	Gross Amount at Which
			Initial Costs		Capitalized	Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements	Subsequent To Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Georgia
Post Alexander™	Apartments	$—	$7,392	$—	$50,165	$7,395	$50,162	$57,557	$15,466	04/06	N/A
The High Rise at Post Alexander™	Apartments	—	5,489	—	68,470	5,489	68,470	73,959	1,434	05/13	N/A
Post Briarcliff™	Apartments	56,276	13,344	—	53,553	13,344	53,553	66,897	28,698	12/96	09/96
Post Brookhaven®	Apartments	—	7,921	—	41,580	7,921	41,580	49,501	28,437	07/89 - 12/92	03/89
Post Chastain®	Apartments	—	6,352	—	64,525	6,779	64,098	70,877	36,969	06/88 - 10/90	06/88
Post Crossing®	Apartments	25,267	3,951	—	24,901	3,951	24,901	28,852	14,349	04/94 - 08/95	11/93
Post Gardens®	Apartments	—	5,859	—	39,135	5,931	39,063	44,994	22,014	07/96	05/96
Post Glen®	Apartments	26,251	5,591	—	25,741	5,784	25,548	31,332	14,414	07/96	05/96
Post Parkside™	Mixed Use		3,402	—	22,547	3,465	22,484	25,949	10,746	02/99	12/97
Post Peachtree Hills®	Apartments	—	4,215	—	28,229	4,857	27,587	32,444	12,946	02/92 - 09/94	02/92 & 9/92
Post Riverside®	Mixed Use	—	11,130	—	126,740	12,457	125,413	137,870	67,375	07/96	01/96
Post Spring™	Apartments	—	2,105	—	42,641	2,105	42,641	44,746	21,033	09/99	09/99
Post Stratford™ (3)	Apartments	—	328	—	29,918	620	29,626	30,246	14,530	04/99	01/99

Virginia
Post Carlyle Square™	Mixed Use	—	5,920	—	136,995	8,474	134,441	142,915	24,367	12/04 - 08/10	N/A
Post Corners®	Apartments	38,230	4,404	—	28,390	4,493	28,301	32,794	15,953	06/94	06/94
Post Pentagon Row™	Mixed Use	—	2,359	7,659	92,004	3,470	98,552	102,022	38,508	06/99	02/99
Post Tysons Corner™	Apartments	—	20,000	65,478	13,151	20,000	78,629	98,629	25,272	N/A	06/04

Maryland
Post Fallsgrove	Apartments	—	14,801	69,179	7,545	14,801	76,724	91,525	20,267	N/A	7/06
Post Park®	Mixed Use	—	8,555	—	76,178	8,555	76,178	84,733	20,319	12/07	N/A

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2015

(Dollars in thousands)

					Costs	Gross Amount at Which
			Initial Costs		Capitalized	Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements	Subsequent To Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
Texas
Post Abbey™	Apartments	$—	$575	$6,276	$3,220	$575	$9,496	$10,071	$4,163	N/A	10/97
Post Addison Circle™	Mixed Use	—	2,885	41,482	142,490	8,382	178,475	186,857	90,567	10/97	10/97
Post Barton Creek™	Apartments	—	1,920	24,482	5,931	1,920	30,413	32,333	8,309	N/A	03/06
Post Cole's Corner™	Mixed Use	—	1,886	18,006	4,920	2,086	22,726	24,812	12,223	N/A	10/97
Post Eastside™	Mixed Use	—	5,735	—	55,388	5,735	55,388	61,123	16,001	10/06	N/A
Post 510™	Apartments		4,420	—	30,061	4,420	30,061	34,481	2,593	05/12	N/A
Post Heights™/Gallery™	Mixed Use	—	5,455	15,559	45,758	5,812	60,960	66,772	28,397	10/97	10/97
Post Katy Trail™	Mixed Use	—	7,324	40,355	1,173	7,324	41,528	48,852	5,011	N/A	12/11
Post Legacy	Mixed Use	—	684	—	39,311	811	39,184	39,995	17,092	03/99	03/99
Post Meridian™	Apartments	—	1,535	11,605	6,281	1,535	17,886	19,421	8,074	N/A	10/97
Post Midtown Square®	Mixed Use	—	6,370	1,412	79,350	5,399	81,733	87,132	30,027	10/97 - 05/11	10/97
Post Park Mesa™	Apartments	—	1,480	17,861	3,164	1,480	21,025	22,505	5,898	N/A	03/06
Post Sierra at Frisco Bridges™	Mixed Use	—	3,581	—	40,333	3,581	40,333	43,914	10,755	10/07	N/A
Post South Lamar™	Mixed Use	—	4,942	—	35,358	4,942	35,358	40,300	5,574	02/11	N/A
Post Square™	Mixed Use	—	4,565	24,595	6,399	4,565	30,994	35,559	13,793	N/A	10/97
Post Uptown Village™	Apartments	—	3,955	22,120	22,954	6,195	42,834	49,029	20,346	N/A	10/97
Post Vineyard™	Apartments	—	1,133	8,560	1,979	1,133	10,539	11,672	4,806	N/A	10/97
Post Vintage™	Apartments	—	2,614	12,188	2,769	2,614	14,957	17,571	7,544	N/A	10/97
Post West Austin™	Apartments	—	10,865	—	40,750	10,865	40,750	51,615	12,297	02/08	N/A
Post Worthington™	Mixed Use	—	3,744	34,700	20,476	3,744	55,176	58,920	24,535	N/A	10/97

Florida
Post Bay at Rocky Point™	Apartments	—	528	5,081	22,220	2,400	25,429	27,829	6,623	N/A	10/06
Post Harbour Place™	Mixed Use	—	3,854	—	73,840	8,312	69,382	77,694	34,840	03/97	01/97
Post Hyde Park®	Apartments	43,513	3,498	—	49,160	9,680	42,978	52,658	19,872	09/94 - 10/06	07/94
Post Lake at Baldwin Park®	Apartments	—	27,341	56,702	48,666	27,341	105,368	132,709	19,539	06/11	07/07
Post Lakeside™	Apartments	—	4,377	43,724	264	4,377	43,988	48,365	3,541	N/A	05/13
Post Parkside™	Mixed Use	—	2,493	—	40,443	2,493	40,443	42,936	17,957	03/99	03/99
Post Rocky Point®	Apartments	—	10,510	—	79,984	10,567	79,927	90,494	40,920	04/94 - 11/96	02/94 & 09/96
Post Soho Square™	Mixed Use		5,168	—	33,630	5,168	33,630	38,798	1,949	10/12	N/A

Post Properties, Inc.

Post Apartment Homes, L.P.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2015

(Dollars in thousands)

					Costs	Gross Amount at Which
			Initial Costs		Capitalized	Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements	Subsequent To Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction	Date Acquired
North Carolina
Post Ballantyne	Apartments	$—	$6,400	$30,850	$4,192	$6,400	$35,042	$41,442	$11,800	11/04	05/05
Post Gateway Place™	Mixed Use	—	2,424	—	65,105	3,481	64,048	67,529	27,889	11/00	08/99
Post Park at Phillips Place®	Mixed Use	—	4,305	—	43,063	4,307	43,061	47,368	23,611	01/96	11/95
Post Parkside™ at Wade	Mixed Use	—	3,970	—	49,026	3,970	49,026	52,996	5,521	06/11	N/A
Post South End™	Mixed Use	—	7,732	65,803	1,613	7,732	67,416	75,148	7,025	N/A	07/12
Post Uptown Place™	Mixed Use	—	2,336	—	32,209	2,363	32,182	34,545	13,753	09/98	09/98

Miscellaneous Investments (4)		—	75,974	1,304	128,280	77,387	128,171	205,558	27,710
Total		$189,537	$369,696	$624,981	$2,232,168	$398,987	$2,827,858	$3,226,845	$1,023,652

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,972,000 at December 31, 2015, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)

Depreciation is computed on a straight-line basis over the useful lives of the properties: buildings – 40 years, other building and land improvements – 20 years, and furniture, fixtures and equipment 5-10 years.

(3)	The Company has a leasehold interest in the land underlying this community.
(4)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2015	2014	2013
Real estate investments
Balance at beginning of year	$3,065,405	$3,163,035	$3,011,352
Improvements	161,671	105,508	136,935
Acquisitions of communities	—	—	48,101
Asset impairment charges (a)	—	(450)	(400)
Disposition of property (b)	(231)	(202,688)	(32,953)
Balance at end of year	$3,226,845	$3,065,405	$3,163,035
Accumulated depreciation
Balance at beginning of year	$937,310	$913,018	$842,925
Depreciation (c)	86,506	84,110	84,617
Accumulated depreciation on disposed property	(164)	(59,818)	(14,524)
Balance at end of year	$1,023,652	$937,310	$913,018

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded in 2014 and 2013.
(b)	Represents reductions for real estate assets held for sale, sold and other asset retirements.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.

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

10.13(m)*-		Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit No.		Description

10.14(q)*	-	Form of Change in Control Agreement (2.0X)

10.15(q)*	-	Form of Change in Control Agreement (1.5X)

10.16(q)*	-	Form of Change in Control Agreement (1.0X)

10.17(t)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert

10.18(t)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa

10.19(t)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas

10.20(t)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen

10.21(y)*	-	Amended and Restated Employment and Change in Control Agreement with David C. Ward
10.22*	-	Amendment to Amended and Restated Employment and Change in Control Agreement with David C. Ward

10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees

10.24(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman

10.25(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees

10.26(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman

10.27(o)	-

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

10.28(s)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.

10.29(u)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.30(u)

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.31(w)	-

Second Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.32(w)	-	First Amendment to the Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.33(z)*	-	Post Properties, Inc. 2015 Non-Qualified Employee Stock Purchase Plan

11.1(p)	-	Statement Regarding Computation of Per Share Earnings

21.1	-	List of Subsidiaries

23.1	-	Consent of Deloitte & Touche LLP -- Post Properties, Inc.

23.2	-	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P.

31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.

Post Properties, Inc.

Post Apartment Homes, L.P.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(t)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(u)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporate herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2014 and incorporate herein by reference.
(x)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 24, 2014 and incorporated herein by reference.
(y)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants filed May 8, 2014 and incorporated herein by reference.
(z)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 14, 2014 and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 26, 2016	By	/s/ David P. Stockert
David P. Stockert, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III	Chairman of the Board and Director	February 26, 2016
Robert C. Goddard, III

/s/ David P. Stockert	President, Chief Executive Officer and Director	February 26, 2016
David P. Stockert	(Principal Executive Officer)

/s/ Christopher J. Papa	Executive Vice President and Chief Financial Officer	February 26, 2016
Christopher J. Papa	(Principal Financial Officer)

/s/ Arthur J. Quirk	Senior Vice President and Chief Accounting Officer	February 26, 2016
Arthur J. Quirk	(Principal Accounting Officer)

/s/ Herschel M. Bloom	Director	February 26, 2016
Herschel M. Bloom

/s/ Walter M. Deriso, Jr.	Director	February 26, 2016
Walter M. Deriso, Jr.

/s/ Russell R. French	Director	February 26, 2016
Russell R. French

/s/ Toni Jennings	Director	February 26, 2016
Toni Jennings

/s/ John F. Morgan, Sr.	Director	February 26, 2016
John F. Morgan, Sr.

/s/ Ronald de Waal	Director	February 26, 2016
Ronald de Waal

/s/ Donald C. Wood	Director	February 26,2016
Donald C. Wood

Post Properties, Inc.

Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant) By: Post G.P. Holdings, Inc., as General Partner

February 26, 2016	By	/s/ David P. Stockert
David P. Stockert, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III	Chairman of the Board and Director	February 26, 2016
Robert C. Goddard, III

/s/ David P. Stockert	President, Chief Executive Officer and Director	February 26, 2016
David P. Stockert	(Principal Executive Officer)

/s/ Christopher J. Papa	Executive Vice President and Chief Financial Officer	February 26, 2016
Christopher J. Papa	(Principal Financial Officer)

/s/ Arthur J. Quirk	Senior Vice President and Chief Accounting Officer	February 26, 2016
Arthur J. Quirk	(Principal Accounting Officer)

/s/ Herschel M. Bloom	Director	February 26, 2016
Herschel M. Bloom

/s/ Walter M. Deriso, Jr.	Director	February 26, 2016
Walter M. Deriso, Jr.

/s/ Russell R. French	Director	February 26, 2016
Russell R. French

/s/ Toni Jennings	Director	February 26, 2016
Toni Jennings

/s/ John F. Morgan, Sr.	Director	February 26, 2016
John F. Morgan, Sr.

/s/ Ronald de Waal	Director	February 26, 2016
Ronald de Waal

/s/ Donald C. Wood	Director	February 26, 2016
Donald C. Wood

Post Properties, Inc.

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

10.13(m)*-		Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)

10.14(q)*	-	Form of Change in Control Agreement (2.0X)

10.15(q)*	-	Form of Change in Control Agreement (1.5X)

10.16(q)*	-	Form of Change in Control Agreement (1.0X)

Post Properties, Inc.

Post Apartment Homes, L.P.

Exhibit No.		Description

10.17(t)*	-	Amended and Restated Employment and Change in Control Agreement with David P. Stockert

10.18(t)*	-	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa

10.19(t)*	-	Amended and Restated Employment and Change in Control Agreement with Charles A. Konas

10.20(t)*	-	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen

10.21(y)*	-	Amended and Restated Employment and Change in Control Agreement with David C. Ward
10.22*	-	Amendment to Amended and Restated Employment and Change in Control Agreement with David C. Ward

10.23(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees

10.24(n)*	-	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman

10.25(l)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees

10.26(i)*	-	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman

10.27(o)	-

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

10.28(s)	-	Form of Multifamily Fixed Rate Note, effective as of January 29, 2009.

10.29(u)		Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.30(u)

First Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.31(w)	-

Second Amendment to the Second Amended and Restated Credit Agreement by and among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.32(w)	-	First Amendment to the Term Loan Agreement among the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and each of the financial institutions a signatory thereto

10.33(z)*	-	Post Properties, Inc. 2015 Non-Qualified Employee Stock Purchase Plan

11.1(p)	-	Statement Regarding Computation of Per Share Earnings

21.1	-	List of Subsidiaries

23.1	-	Consent of Deloitte & Touche LLP -- Post Properties, Inc.

23.2	-	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P.

31.1	-

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

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2011 and incorporated herein by reference.
(p)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed April 22, 2009 and incorporated herein by reference.
(t)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 2011 and incorporated herein by reference.
(u)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2011 and incorporate herein by reference.
(v)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(w)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2014 and incorporate herein by reference.
(x)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 24, 2014 and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.

(y)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants filed May 8, 2014 and incorporated herein by reference.
(z)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 14, 2014 and incorporated herein by reference.

Post Properties, Inc.

Post Apartment Homes, L.P.