Form 10-Q
period 2016-03-31
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2016-05-10
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

53,487,246 shares of common stock outstanding as of April 30, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016, of Post Properties, Inc. and Post Apartment Homes, L.P.   Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries.  References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries.  The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership.  As of March 31, 2016, the Company owned an approximate 99.8% interest in the Operating Partnership.  The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the notes to the consolidated financial statements to this Form 10-Q.  Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership.  The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at March 31, 2016).  This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;
•	The following information in the notes to the consolidated financial statements:
o	Computation of earnings per share for the Company
o	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Real estate assets
Land	$322,566	$322,566
Building and improvements	2,410,408	2,406,425
Furniture, fixtures and equipment	333,968	329,854
Construction in progress	182,632	151,270
Land held for future investment	16,730	16,730
	3,266,304	3,226,845
Less: accumulated depreciation	(1,046,178)	(1,023,652)
Total real estate assets	2,220,126	2,203,193
Investments in and advances to unconsolidated real estate entities	3,696	3,856
Cash and cash equivalents	4,545	28,611
Restricted cash	3,951	3,881
Other assets	29,370	27,708
Total assets	$2,261,688	$2,267,249
Liabilities, redeemable common units and equity
Indebtedness	$916,874	$884,954
Accounts payable, accrued expenses and other	69,820	74,855
Investments in unconsolidated real estate entities	15,942	15,873
Dividends and distributions payable	25,196	23,819
Accrued interest payable	7,966	4,051
Security deposits and prepaid rents	14,286	13,537
Total liabilities	1,050,084	1,017,089

Redeemable common units	7,202	7,133

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,632 and 54,632 shares issued and 53,487 and 54,012 shares outstanding at March 31, 2016 and December 31, 2015, respectively	546	546
Additional paid-in-capital	1,119,188	1,117,627
Accumulated earnings	161,363	167,791
Accumulated other comprehensive income (loss)	(5,208)	(3,356)
	1,275,898	1,282,617
Less common stock in treasury, at cost, 1,233 and 706 shares at March 31, 2016 and December 31, 2015, respectively	(73,180)	(41,135)
Total Company shareholders' equity	1,202,718	1,241,482
Noncontrolling interests - consolidated real estate entities	1,684	1,545
Total equity	1,204,402	1,243,027
Total liabilities, redeemable common units and equity	$2,261,688	$2,267,249

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues
Rental	$92,570	$87,661
Other property revenues	5,625	5,457
Other	272	313
Total revenues	98,467	93,431
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	42,787	40,123
Depreciation	22,709	21,257
General and administrative	4,886	5,014
Investment and development	25	235
Other investment costs	77	134
Other expenses	333	-
Total expenses	70,817	66,763

Operating income	27,650	26,668

Interest income	1	81
Interest expense	(7,766)	(8,373)
Gains on sales of real estate assets, net	-	1,773
Equity in income of unconsolidated real estate entities, net	643	397
Other income (expense), net	(395)	(364)
Net loss on extinguishment of indebtedness	-	(197)
Net income	20,133	19,985
Noncontrolling interests - Operating Partnership	(42)	(42)
Net income available to the Company	20,091	19,943
Dividends to preferred shareholders	(922)	(922)
Net income available to common shareholders	$19,169	$19,021

Per common share data - Basic
Net income available to common shareholders	$0.36	$0.35
Weighted average common shares outstanding - basic	53,582	54,448
Per common share data - Diluted
Net income available to common shareholders	$0.36	$0.35
Weighted average common shares outstanding - diluted	53,599	54,465

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net income	$20,133	$19,985
Net change in derivative financial instruments	(1,856)	(1,548)

Total comprehensive income	18,277	18,437

Comprehensive income attributable to noncontrolling interests:
Operating Partnership	(38)	(39)

Total Company comprehensive income	$18,239	$18,398

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2016

Equity & Accum. Earnings, December 31, 2015	$9	$546	$1,117,627	$167,791	$(3,356)	$(41,135)	$1,241,482	$1,545	$1,243,027
Comprehensive income (loss)	-	-	-	20,091	(1,852)	-	18,239	-	18,239
Employee stock purchase, stock option and other	-	-	41	(303)	-	699	437	-	437
Adjustment for ownership interest of redeemable common units	-	-	70	-	-	-	70	-	70
Stock-based compensation	-	-	1,450	-	-	-	1,450	-	1,450
Acquisition of treasury stock	-	-	-	-	-	(32,744)	(32,744)	-	(32,744)
Dividends to preferred shareholders	-	-	-	(922)	-	-	(922)	-	(922)
Dividends to common shareholders ($0.47 per share)	-	-	-	(25,139)	-	-	(25,139)	-	(25,139)
Capital contributions from noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	139	139
Adjustment to redemption value of redeemable common units	-	-	-	(155)	-	-	(155)	-	(155)

Equity & Accum. Earnings, March 31, 2016	$9	$546	$1,119,188	$161,363	$(5,208)	$(73,180)	$1,202,718	$1,684	$1,204,402

2015
Equity & Accum. Earnings, December 31, 2014	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$-	$1,285,960
Comprehensive income	-	-	-	19,943	(1,545)	-	18,398	-	18,398
Employee stock purchase, stock
option and other	-	-	21	(390)	-	613	244	-	244
Adjustment for ownership interest of redeemable
common units	-	-	(1)	-	-	-	(1)	-	(1)
Stock-based compensation	-	-	1,696	-	-	-	1,696	-	1,696
Dividends to preferred shareholders	-	-	-	(922)	-	-	(922)	-	(922)
Dividends to common shareholders ($0.40 per share)	-	-	-	(21,838)	-	-	(21,838)	-	(21,838)
Adjustment to redemption value of redeemable
common units	-	-	-	216	-	-	216	-	216

Equity & Accum. Earnings, March 31, 2015	$9	$546	$1,116,567	$182,010	$(5,220)	$(10,159)	$1,283,753	$-	$1,283,753

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$20,133	$19,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,709	21,257
Gains on sales of real estate assets, net	-	(1,773)
Other, net	521	643
Equity in income of unconsolidated entities, net	(643)	(397)
Distributions of earnings of unconsolidated entities	973	261
Stock-based compensation	1,453	1,699
Net loss on extinguishment of indebtedness	-	197
Changes in assets, decrease (increase) in:
Other assets	(1,871)	233
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,915	3,704
Accounts payable and accrued expenses	(9,435)	(10,862)
Prepaid rents and other	566	1,454
Net cash provided by operating activities	38,321	36,401
Cash Flows From Investing Activities
Development and construction of real estate assets	(26,801)	(21,927)
Proceeds from sales of real estate assets	-	4,827
Capitalized interest	(1,550)	(982)
Property capital expenditures	(7,231)	(4,075)
Corporate additions and improvements	(255)	(206)
Investments in unconsolidated entities	(125)	-
Other investing activities	(70)	-
Net cash used in investing activities	(36,032)	(22,363)
Cash Flows From Financing Activities
Lines of credit proceeds	125,066	-
Lines of credit repayments	(92,661)	-
Payments on indebtedness	(767)	(754)
Payments of financing costs and other	-	(4,002)
Proceeds from employee stock purchase and stock options plans	495	425
Acquisition of treasury stock and other	(34,069)	(1,295)
Contributions from noncontrolling interests - real estate entities	139	-
Distributions to noncontrolling interests - common unitholders	(53)	(48)
Dividends paid to preferred shareholders	(922)	(922)
Dividends paid to common shareholders	(23,766)	(21,804)
Other financing activities	183	(69)
Net cash used in financing activities	(26,355)	(28,469)
Net decrease in cash and cash equivalents	(24,066)	(14,431)
Cash and cash equivalents, beginning of period	28,611	140,512
Cash and cash equivalents, end of period	$4,545	$126,081

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Real estate assets
Land	$322,566	$322,566
Building and improvements	2,410,408	2,406,425
Furniture, fixtures and equipment	333,968	329,854
Construction in progress	182,632	151,270
Land held for future investment	16,730	16,730
	3,266,304	3,226,845
Less: accumulated depreciation	(1,046,178)	(1,023,652)
Total real estate assets	2,220,126	2,203,193
Investments in and advances to unconsolidated real estate entities	3,696	3,856
Cash and cash equivalents	4,545	28,611
Restricted cash	3,951	3,881
Other assets	29,370	27,708
Total assets	$2,261,688	$2,267,249

Liabilities, redeemable common units and equity
Indebtedness	$916,874	$884,954
Accounts payable, accrued expenses and other	69,820	74,855
Investments in unconsolidated real estate entities	15,942	15,873
Distributions payable	25,196	23,819
Accrued interest payable	7,966	4,051
Security deposits and prepaid rents	14,286	13,537
Total liabilities	1,050,084	1,017,089

Redeemable common units	7,202	7,133

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	13,242	13,610
Limited partner	1,151,292	1,187,836
Accumulated other comprehensive income (loss)	(5,208)	(3,356)
Total Operating Partnership equity	1,202,718	1,241,482
Noncontrolling interests - consolidated real estate entities	1,684	1,545
Total equity	1,204,402	1,243,027
Total liabilities, redeemable common units and equity	$2,261,688	$2,267,249

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues
Rental	$92,570	$87,661
Other property revenues	5,625	5,457
Other	272	313
Total revenues	98,467	93,431
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	42,787	40,123
Depreciation	22,709	21,257
General and administrative	4,886	5,014
Investment and development	25	235
Other investment costs	77	134
Other expenses	333	-
Total expenses	70,817	66,763

Operating income	27,650	26,668

Interest income	1	81
Interest expense	(7,766)	(8,373)
Gains on sales of real estate assets, net	-	1,773
Equity in income of unconsolidated real estate entities, net	643	397
Other income (expense), net	(395)	(364)
Net loss on extinguishment of indebtedness	—	(197)
Net income	20,133	19,985
Distributions to preferred unitholders	(922)	(922)
Net income available to common unitholders	$19,211	$19,063

Per common unit data - Basic
Net income available to common unitholders	$0.36	$0.35
Weighted average common units outstanding - basic	53,703	54,569
Per common unit data - Diluted
Net income available to common unitholders	$0.36	$0.35
Weighted average common units outstanding - diluted	53,720	54,586

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net income	$20,133	$19,985
Net change in derivative financial instruments	(1,856)	(1,548)

Total Operating Partnership comprehensive income	$18,277	$18,437

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
2016

Equity, December 31, 2015	$43,392	$13,610	$1,187,836	$(3,356)	$1,241,482	$1,545	$1,243,027
Comprehensive income (loss)	922	192	18,977	(1,852)	18,239	-	18,239
Employee stock purchase, stock option and other Company activity	-	4	433	-	437	-	437
Adjustment for ownership interest of redeemable common units	-	-	70	-	70	-	70
Equity-based compensation	-	15	1,435	-	1,450	-	1,450
Acquisition of common units	-	(327)	(32,417)	-	(32,744)	-	(32,744)
Distributions to preferred unitholders	(922)	-	-	-	(922)	-	(922)
Distributions to common unitholders ($0.47 per unit)	-	(252)	(24,887)	-	(25,139)	-	(25,139)
Capital contributions from noncontrolling interests - consolidated real estate entities	-	-	-	-	-	139	139
Adjustment to redemption value of redeemable common units	-	-	(155)	-	(155)	-	(155)
Equity, March 31, 2016	$43,392	$13,242	$1,151,292	$(5,208)	$1,202,718	$1,684	$1,204,402

2015
Equity, December 31, 2014	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$-	$1,285,960
Comprehensive income	922	191	18,830	(1,545)	18,398	-	18,398
Employee stock purchase, stock option and other Company activity	-	2	242	-	244	-	244
Conversion of redeemable common units	-	-	-	-	-	-	-
Adjustment for ownership interest of redeemable
common units	-	-	(1)	-	(1)	-	(1)
Equity-based compensation	-	17	1,679	-	1,696	-	1,696
Distributions to preferred unitholders	(922)	-	—	-	(922)	-	(922)
Distributions to common unitholders ($.040 per unit)	-	(219)	(21,619)	-	(21,838)	-	(21,838)
Adjustment to redemption value of redeemable
common units	-	-	216	-	216	-	216
Equity, March 31, 2015	$43,392	$14,048	$1,231,533	$(5,220)	$1,283,753	$-	$1,283,753

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$20,133	$19,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,709	21,257
Gains on sales of real estate assets, net	-	(1,773)
Other, net	521	643
Equity in income of unconsolidated entities, net	(643)	(397)
Distributions of earnings of unconsolidated entities	973	261
Equity-based compensation	1,453	1,699
Net loss on extinguishment of indebtedness	-	197
Changes in assets, decrease (increase) in:
Other assets	(1,871)	233
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,915	3,704
Accounts payable and accrued expenses	(9,435)	(10,862)
Prepaid rents and other	566	1,454
Net cash provided by operating activities	38,321	36,401
Cash Flows From Investing Activities
Development and construction of real estate assets	(26,801)	(21,927)
Proceeds from sales of real estate assets	-	4,827
Capitalized interest	(1,550)	(982)
Property capital expenditures	(7,231)	(4,075)
Corporate additions and improvements	(255)	(206)
Investments in unconsolidated entities	(125)	-
Other investing activities	(70)	-
Net cash used in investing activities	(36,032)	(22,363)
Cash Flows From Financing Activities
Lines of credit proceeds	125,066	-
Lines of credit repayments	(92,661)	-
Payments on indebtedness	(767)	(754)
Payments of financing costs and other	-	(4,002)
Contributions from the Company related to employee stock purchase and stock option plans	495	425
Redemption of common units and other	(34,069)	(1,295)
Contributions from noncontrolling interests - real estate entities	139	-
Distributions to noncontrolling interests - non-Company common unitholders	(53)	(48)
Distributions to preferred unitholders	(922)	(922)
Distributions to common unitholders	(23,766)	(21,804)
Other financing activities	183	(69)
Net cash used in financing activities	(26,355)	(28,469)
Net decrease in cash and cash equivalents	(24,066)	(14,431)
Cash and cash equivalents, beginning of period	28,611	140,512
Cash and cash equivalents, end of period	$4,545	$126,081

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

At March 31, 2016, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units in seven communities currently under development or in lease-up.  At March 31, 2016, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2016, the Company had outstanding 53,487 shares of common stock and owned the same number of units of common limited partnership interests ("Common Units") in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership.  Common Units held by persons other than the Company totaled 121 at March 31, 2016 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership.  The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date).  With each redemption of outstanding Common Units for Company common stock, the Company's percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.  The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for the three months ended March 31, 2016 and 2015.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity.  Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage.  Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities.  The weighted average borrowing costs, expressed as a percentage, were 4.2% and 4.3% for the three months ended March 31, 2016 and 2015, respectively. Aggregate interest costs capitalized to projects under development or construction were $1,550 and $982 for the three months ended March 31, 2016 and 2015, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects.  Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $1,414 and $1,135 for the three months ended March 31, 2016 and 2015, respectively.  The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes.  Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress.  The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy.  In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

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

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet).  ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions.  If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity.  At March 31, 2016, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 5) and (2) noncontrolling interests related to its consolidated real estate entities.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Recently issued accounting pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued.  This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures.   Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods.  Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts (see below).  In August 2015, ASU 2014-09 was amended to defer the effective date by one year.  The new guidance is effective for annual reporting periods beginning after December 15, 2017; however, early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The Company expects to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the impact that this new guidance may have on its results of operations.

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The Company adopted ASU 2015-02 on January 1, 2016. This new standard did not have a material impact on the Company’s financial position or results of operations.

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest,” were issued.  ASU 2015-03 requires debt issuance costs to be presented as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Further, ASU 2015-03 requires companies to report the amortization of debt issuance costs as interest expense in their consolidated statements of operations.  Effective January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15.  As such, the Company reclassified $4,583 of net debt issuance costs related to its secured and unsecured debt instruments as of December 31, 2015 from Deferred financing costs, net to a reduction of Indebtedness on its consolidated balance sheets. Further, the Company reclassified $280 from Amortization of deferred financing costs to Interest expense on its consolidated statements of operations for the three months ended March 31, 2015. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements will continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The Company reclassified $2,365 of net debt issuance costs related to its line-of-credit arrangements as of December 31, 2015, from Deferred financing costs, net to Other assets on its consolidated balance sheets and also reclassified $169 from Amortization of deferred financing costs to Other income (expense), net in its consolidated statements of operations for the three months ended March 31, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (ASU-2016-02), “Leases” was issued. ASU 2016-02 establishes a new lease accounting recognition model for lessees and lessors. Under this new guidance, lessees will be required to apply a dual approach, classifying leases with a term of more than 12 months as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). A lessee is also required to record a right-of-use asset and a lease liability, measured at the net present value of the lease obligations, for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. The guidance is effective for interim and annual reporting periods beginning after December 31, 2018. The Company currently expects to adopt ASU 2016-02 as of January 1, 2019 and is currently evaluating the impact that this new guidance may have on its statements of financial position and its results of operations.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended
	March 31,
	2016	2015
Interest paid, net of interest capitalized	$3,570	$4,389
Interest paid, including interest capitalized	5,120	5,371
Income tax payments, net	42	21
Non-cash investing and financing activities:
Dividends and distributions payable	25,196	21,886
Construction and property capital expenditure cost accruals, increase (decrease)	3,557	6,594
Adjustments to equity related to redeemable common units and other, net increase (decrease)	(85)	215

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. The Company did not dispose of any apartment communities in the three months ended March 31, 2016 and had no assets classified as held for sale at March 31, 2016.  For the three months ended March 31, 2015, the Company recognized a gain of $1,773 on the sale of its remaining condominium retail space.

Consolidated Joint Venture

In 2015, the Company entered into a joint venture arrangement (the “Joint Venture”) with a private real estate company to develop, construct and operate a 358 unit apartment community in Denver, Colorado.  The Company owns a 92.5% equity interest and will provide construction financing to the Joint Venture.  In 2015, the Joint Venture acquired the land site and initiated the development of the community.  The venture partner will generally be responsible for the development and construction of the community and the Company will manage the community upon its completion.  The Joint Venture was determined to be a variable interest entity with the Company designated as the primary beneficiary.  As a result, the accounts of the Joint Venture are consolidated by the Company.  At March 31, 2016, the Company’s consolidated assets, liabilities and equity included construction in progress of $23,779 and cash and cash equivalents of $244, accounts payable and accrued expenses of $1,480 and noncontrolling equity interests of $1,684 relating to the Joint Venture.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2016, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C.  The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting.  At March 31, 2016 and December 31, 2015, the Company’s investment in the 35% owned Apartment LLC totaled $3,696 and $3,856, respectively, excluding the credit investments discussed below.  The Company’s investment in the 25% owned Apartment LLC at March 31, 2016 and December 31, 2015 reflects a credit investment of $15,942 and $15,873, respectively.  These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.  The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs.  The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	March 31,	December 31,
Apartment LLCs - Balance Sheet Data	2016	2015
Real estate assets, net of accumulated depreciation of $56,416 and $54,936 at March 31, 2016 and December 31, 2015, respectively	$207,877	$208,345
Cash and other	5,857	5,995
Total assets	$213,734	$214,340
Mortgage notes payable	$177,529	$177,503
Other liabilities	3,471	2,994
Total liabilities	181,000	180,497
Members' equity	32,734	33,843
Total liabilities and members' equity	$213,734	$214,340
Company's equity investment in Apartment LLCs (1)	$(12,246)	$(12,017)

1)	At March 31, 2016 and December 31, 2015, the Company’s equity investment includes its credit investments of $15,942 and

$15,873, respectively, discussed above.

	Three months ended
	March 31,
Apartment LLCs - Income Statement Data	2016	2015
Revenues
Rental	$7,093	$6,784
Other property revenues	507	456
Total revenues	7,600	7,240
Expenses
Property operating and maintenance	3,013	3,107
Depreciation	1,481	1,423
Interest	2,284	2,264
Total expenses	6,778	6,794
Net income	$822	$446
Company's share of net income in Apartment LLCs	$643	$397

At March 31, 2016, mortgage notes payable included four mortgage notes.  The first mortgage note with a face value of $51,000 bears interest at a stated rate of 3.50% (effective rate of 3.57%), requires monthly interest only payments and matures in 2019.  The second and third mortgage notes with a total face value of $85,724, bear interest at a stated rate of 5.63% (effective rate of 5.76%), require interest only payments and mature in 2017.  The fourth mortgage note with a total face value of $41,000, bears interest at a stated rate of 5.71% (effective rate of 5.85%), requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At March 31, 2016 and December 31, 2015, the Company's indebtedness consisted of the following:

	Payment	Stated	Maturity	March 31,	December 31,
Description	Terms	Interest Rate	Date	2016	2015
Senior Unsecured Notes	Int.	3.375% - 4.75% (1)	2017 - 2022 (1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15% (2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99% (3)	2019	188,771	189,537
Unsecured Lines of Credit	Int.	LIBOR +1.05% (4)	2019	32,405	-
				921,176	889,537
Less: Debt Issuance Costs				(4,302)	(4,583)
Total				$916,874	$884,954

1)

Includes unsecured notes totaling $150,000 that mature in 2017 and unsecured notes totaling $250,000 that mature in 2022. The effective interest rates for these unsecured notes were 4.90% and 3.46%, respectively.

2)

Represents stated rate at March 31, 2016. The effective rate on the unsecured bank term loan was LIBOR plus 1.37%. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the stated interest rate at 2.69% under this facility through January 2018.  At March 31, 2016, the effective blended interest rate for the term loan was 2.91%.

3)	The effective interest rate on the secured mortgage note was 6.00%.
4)	Represents stated rate at March 31, 2016. At March 31, 2016, the weighted average stated rate was 1.49%.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt maturities

The aggregate maturities (excluding debt issuance costs) of the Company’s indebtedness are as follows:

Remainder of 2016	$2,305
2017	153,296
2018	3,502
2019	212,073	(1)
2020	300,000
Thereafter	250,000
	$921,176
1)	Includes outstanding balance of $32,405 on the Company’s lines of credit.

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three months ended March 31, 2016.

Unsecured lines of credit

At March 31, 2016, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line had a stated interest rate of LIBOR plus 1.05%, was provided by a syndicate of nine financial institutions and required the payment of annual facility fees of 0.20% of the aggregate loan commitments.  The Syndicated Line matures in January 2019 and may be extended for an additional year at the Company's option, subject to the satisfaction of certain conditions.  The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt.  The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively.  The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions.  The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios.  The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates.  At March 31, 2016, letters of credit to third parties totaling $169 had been issued for the account of the Company under this facility.

Additionally, at March 31, 2016, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

Unsecured term loan

At March 31, 2016, the Company had outstanding a $300,000 unsecured bank term loan facility (“Term Loan”). The Term Loan carries a stated interest rate of LIBOR plus 1.15%, was provided by a syndicate of eight financial institutions and matures in January 2020.  The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt.  The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Term Loan carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan.  Four interest rate swap arrangements with an aggregate notional value of $300,000 effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54% through January 2018, the termination date of the four interest rate swaps.  As a result, the current stated blended interest rate on the Term Loan is 2.69% (subject to adjustment based on subsequent changes in the Company’s credit ratings) through January 2018.

In March 2016, the Company entered into three additional interest rate swaps arrangements with an aggregate notional value of $200,000 that will serve as cash flow hedges of a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of the Term Loan and the termination date of the three interest rate swaps. In May 2016, the Company entered into an additional interest rate swap arrangement with an aggregate notional value of $100,000 with pricing, terms

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and conditions substantially consistent with the three swap arrangements entered into in March 2016. These interest rate swap arrangements totaling $300,000 will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period.

Debt compliance and other

The Company's Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants.  Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements.  Additionally, the Company's ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds.  The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements.  The Company believes it met these financial covenants at March 31, 2016.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017.  Under this program, the Company repurchased 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67 for the three months ended March 31, 2016.  Under this program, in 2015, the Company repurchased 582 shares of common stock at an aggregate cost of $32,336 and at an average gross price per share of $55.55. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.

The Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this program in 2016 or 2015.  In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At March 31, 2016, and December 31, 2015, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $7,202 and $7,133, respectively, representing their fair value at the respective dates. The Company further determined that the noncontrolling interests in consolidated real estate entities totaling $1,684 (see note 2) met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended
	March 31,
	2016	2015
Redeemable common units, beginning of period	$7,133	$7,086
Comprehensive income	38	39
Adjustment for ownership interest of redeemable common units	(70)	1
Stock-based compensation	3	3
Distributions to common unitholders	(57)	(48)
Adjustment to redemption value of redeemable common units	155	(216)
Redeemable common units, end of period	$7,202	$6,865

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6.	COMPANY EARNINGS PER SHARE

For the three months ended March 31, 2016 and 2015, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended
	March 31,
	2016	2015
Net income available to common shareholders (numerator):
Net income	$20,133	$19,985
Noncontrolling interests - Operating Partnership	(42)	(42)
Preferred stock dividends	(922)	(922)
Unvested restricted stock (allocation of earnings)	(41)	(40)
Net income available to common shareholders, adjusted	$19,128	$18,981
Common shares (denominator):
Weighted average shares outstanding - basic	53,582	54,448
Dilutive shares from stock options	17	17
Weighted average shares outstanding - diluted	53,599	54,465
Per-share amount:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35

Stock options to purchase 106 and 28 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three months ended March 31, 2016 and 2015, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended
	March 31,
	2016	2015
Net income available to common unitholders (numerator):
Net income	$20,133	$19,985
Preferred unit distributions	(922)	(922)
Unvested restricted stock (allocation of earnings)	(41)	(40)
Net income available to common unitholders, adjusted	$19,170	$19,023
Common units (denominator):
Weighted average units outstanding - basic	53,703	54,569
Dilutive units from stock options	17	17
Weighted average units outstanding - diluted	53,720	54,586
Per-unit amount:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35

Stock options to purchase 106 and 28 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value.  Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost.  Additionally, the Company records derivative financial instruments at fair value.  The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

available to management at March 31, 2016.  Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.  For the three months ended March 31, 2016 and 2015, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements.  At March 31, 2016, the Company had outstanding four interest rate swap arrangements with substantially similar terms and conditions.  These arrangements have an aggregate notional value of $300,000 and require the Company to pay a blended fixed interest rate of approximately 1.54% (with the counterparties paying the Company the floating one-month LIBOR rate) and terminate in January 2018.  Additionally, at March 31, 2016, the Company had outstanding an additional three interest rate swap arrangements with an aggregate notional value of $200,000. In May 2016, the Company entered into an additional interest rate swap arrangement with an aggregate notional value of $100,000. These arrangements require the Company to pay a blended fixed interest rate of approximately 1.37% (with the counterparties paying the Company the floating one-month LIBOR rate) for the period from January 2018 and January 2020, the termination date of these arrangements and the maturity date of the Term Loan (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for a stated blended fixed rate for $300,000 of Term Loan borrowings of approximately 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) through January 2018. The stated blended interest rate for $300,000 of Term Loan borrowings for the period from January 2018 to January 2020 will be approximately 2.52%.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at March 31, 2016 and December 31, 2015 were valued as net liabilities of $5,221 and $3,365, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements.  The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs.  However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives.  These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
Interest Rate Swap / Cash Flow Hedging Instruments	2016	2015

Loss recognized in other comprehensive income	$(2,700)	$(2,571)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(844)	$(1,023)

The amounts reported in accumulated other comprehensive income as of March 31, 2016 will be reclassified to interest expense as interest payments are made under the hedged indebtedness.  Over the next year, the Company estimates that $2,934 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.  The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

required to terminate the Interest Rate Swaps and settle the obligations thereunder as of March 31, 2016, the termination payment by the Company would have been approximately $5,287.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments.  At March 31, 2016, the fair value of fixed rate debt was approximately $607,545 (carrying value of $586,938) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $333,008 (carrying value of $329,936).  At December 31, 2015, the fair value of fixed rate debt was approximately $598,952 (carrying value of $587,588) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,593 (carrying value of $297,366).  Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

The Company's chief operating decision makers focus on the Company's primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle.  These segments are described below.  All commercial properties and other ancillary service and support operations are combined in the line item "other property segments" in the accompanying segment information.  The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2015.

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2016 and 2015.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2015.
•	Lease-up communities – those apartment communities that are under development and lease-up but were not stabilized by the beginning of 2016, including communities that stabilized in 2016.
•	Held for sale and sold communities – those apartment and mixed-use communities classified as held for sale or sold in 2016, if any, and those communities sold in 2015, if any (see note 2).

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2016 and 2015. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2016	2015
Revenues
Fully stabilized communities	$90,242	$86,769
Newly stabilized communities	1,077	1,022
Lease-up communities	990	-
Other property segments	5,886	5,327
Other	272	313
Consolidated revenues	$98,467	$93,431
Contribution to Property Net Operating Income
Fully stabilized communities	$54,751	$52,938
Newly stabilized communities	580	526
Lease-up communities	305	-
Other property segments, including corporate management expenses	(228)	(469)
Consolidated property net operating income	55,408	52,995
Interest income	1	81
Other revenues	272	313
Depreciation	(22,709)	(21,257)
Interest expense	(7,766)	(8,373)
General and administrative	(4,886)	(5,014)
Investment and development	(25)	(235)
Other investment costs	(77)	(134)
Other expenses	(333)	-
Equity in income of unconsolidated real estate entities, net	643	397
Gains on sales of real estate assets, net	-	1,773
Other income (expense), net	(395)	(364)
Net loss on extinguishment of indebtedness	-	(197)
Net income	$20,133	$19,985

10.	STOCK-BASED COMPENSATION PLANS

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method.  The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	March 31,
	2016	2015
Dividend yield	3.0%	2.7%
Expected volatility	23.8%	42.8%
Risk-free interest rate	1.6%	1.4%
Expected option term (years)	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods.  Total compensation expense related to restricted stock was $1,164 and $1,467 for the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, there was $5,833 of unrecognized compensation cost related to restricted stock.  This cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016		2015
		Weighted-Avg.		Weighted-Avg.
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of period	78	$56	76	$49
Granted (1)	60	58	68	60
Vested	-	-	(3)	52
Unvested shares, end of period	138	57	141	54

1)	The total value of the restricted share grants for the three months ended March 31, 2016 and 2015 was $3,486 and $4,123, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods.  The Company recorded compensation expense related to stock options of $235 and $178 for the three months ended March 31, 2016 and 2015, respectively, recognized under the fair value method.  At March 31, 2016, there was $999 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.2 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the three months ended March 31, 2016 and 2015 is presented below:

	Three months ended March 31,
	2016		2015
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	133	$49	148	$46
Granted	78	58	28	60
Exercised	(11)	39	(38)	48
Options outstanding, end of period (1)	200	53	138	49
Options exercisable, end of period (1)	91	48	77	45
Options vested and expected to vest, end of period (1)	195	53	135	49
Weighted average fair value of options granted during the period	$9.44		$19.49

1)

March 31, 2016 the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,338, $1,036 and $1,323, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 8.0 years, 6.2 years and 7.9 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.  The total intrinsic value of stock options exercised for the three months ended March 31, 2016 and 2015 was $214 and $548, respectively.

At March 31, 2016, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price
$37.04 - $50.30	94	$47	6.1	82	$47
$57.80 - $60.40	106	58	9.6	9	60
Total	200	53	8.0	91	48

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2014.  The maximum number of shares issuable under the ESPP is 250.  The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense.  Total compensation expense relating to the ESPP was $54 and $54 for the three months ended March 31, 2016 and 2015, respectively.

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

Other expenses for the three months ended March 31, 2016 included casualty losses of $250 related to an extreme weather event in one of the Company’s Texas markets and $83 related to the upgrade of the Company’s human resource information systems.

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

At March 31, 2016, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units in seven communities currently under development and in lease-up.  At March 31, 2016, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At March 31, 2016, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership.  Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

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

Property Operations

Favorable market fundamentals and demographics and a steadily improving economy and jobs market and a declining rate of home ownership have contributed to improved multi-family housing demand and, consequently, positive revenue and net operating income (“NOI”) in the Company’s markets since 2010.  Year-over-year same store revenues and NOI increased by 4.0% and 3.4%, or $3,473 and $1,813, respectively, in the first three months of 2016, as compared to the first three months of 2015.  The Company's operating results for the first three months of 2016 and its outlook for the remainder of 2016 are more fully discussed in the "Results of Operations" and "Outlook" sections below.  The Company's outlook for the remainder of 2016 is based on the expectation that economic and employment conditions will continue to exhibit moderate growth.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected.  Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2016.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Development Activity

At March 31, 2016, the Company had 2,290 apartment units in six communities under development with total budgeted development and construction costs of $478,600. These communities are summarized in the “Liquidity and Capital Resources” section below under the sub caption “Current Communities under Development”. The Company currently expects to complete apartment units and initiate the lease-up of two of these communities, containing 794 apartment units, in 2016.

An additional community, The High Rise at Post Alexander™, containing 340 apartment units with total projected costs of $74,800, continues its initial lease-up and, as of April 30, 2016, was 72.6% leased.

The square footage amounts discussed above are approximate and actual amounts may vary.  The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at certain of its existing and new land sites over the next two years.  Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy.  Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.  There can be no assurance that land held for investment will be developed in the future or at all.  Although the Company does not believe that any impairment exists at March 31, 2016, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Common Share Repurchase Program

In the third quarter of 2015, the Company announced an allocation of up to $100,000 of an existing $200,000 repurchase program (see note 5 to the consolidated financial statements) to pursue common share repurchases over an approximate twelve-month period. Under this program, in the three months ended March 31, 2016, the Company repurchased 599 common shares at an aggregate cost of $32,744 at an average gross price per share of $54.67. Cumulative through March 31, 2016 under this program, the Company repurchased 1,181 shares of common stock at an aggregate cost of $65,080 and at an average price per share of $55.10. Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions. There can be no assurance that any additional shares will be repurchased under this program.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies.  The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K.  The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of the Company’s critical accounting policies, please refer to pages 30 to 31 of the Company’s Form 10-K.  There were no significant changes to the Company’s critical accounting policies and estimates for the three months ended March 31, 2016.  The discussion below details the Company’s critical accounting policies related to asset impairments as well as the impact of the new accounting pronouncements relating to revenue recognition, consolidated reporting, the presentation of debt issuance costs and interest expense and the accounting for leases.

Critical accounting policies

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements).  Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets.  The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.).  The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its expected holding period are less than the asset’s net book value.  For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell.  At March 31, 2016, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed.  See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

New accounting pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued.  This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures.   Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods.  Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts (see below).  In August 2015, ASU 2014-09 was amended to defer the effective date by one year.  The new guidance is effective for annual reporting periods beginning after December 15, 2017; however, adoption is permitted for annual reporting periods beginning after December 15, 2016.  The Company expects to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the impact that this new guidance may have on its results of operations.

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The Company adopted ASU 2015-02 on January 1, 2016. The new standard did not have a material impact on the Company’s financial position or results of operations.

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest,” were issued.  ASU 2015-03 requires debt issuance costs to be presented as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Further, ASU 2015-03 requires companies to report the amortization of debt issuance costs as interest expense in their consolidated statements of operations.  Effective January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15.  As such, the Company reclassified $4,583 of net debt issuance costs related to its secured and unsecured debt instruments as of December 31, 2015 from Deferred financing costs, net to a reduction of Indebtedness on its consolidated balance sheets. Further, the Company reclassified $280 from Amortization of deferred financing costs to Interest expense on its consolidated statements of operations for the three months ended March 31, 2015. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements will continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The Company reclassified $2,365 of net debt issuance costs related to its line-of-credit arrangements as of December 31, 2015, from Deferred financing costs, net to Other assets on its consolidated balance sheets and also reclassified $169 from Amortization of deferred financing costs to Other income (expense), net in its consolidated statements of operations for the three months ended March 31, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (ASU-2016-02), “Leases” was issued. ASU 2016-02 establishes a new lease accounting recognition model for lessees and lessors. Under this new guidance, lessees will be required to apply a dual approach, classifying leases with a term of more than 12 months as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). A lessee is also required to record a right-of-use asset and a lease liability, measured at the net present value of the lease obligations, for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. The guidance is effective for interim and annual reporting periods beginning after December 31, 2018. The Company currently expects to adopt ASU 2016-02 as of January 1, 2019 and is currently evaluating the impact that this new guidance may have on its statements of financial position and its results of operations

Results of operations

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

For the three months ended March 31, 2016, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year (same store communities), (2) one community which reached stabilized occupancy in 2015 (newly stabilized communities), and (3) a portion of one community in lease-up in 2016 (lease-up communities). There were no apartment communities classified as held for sale at March 31, 2016.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred.  During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.  Lease-up deficits were $482 and $0 for the three months ended March 31, 2016 and 2015, respectively. The Company expects to incur additional lease-up deficits for the full year of 2016.

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

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company's apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	March 31,
	2016	2015	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$90,242	$86,769	$3,473	4.0%
Newly stabilized communities (2)	1,077	1,022	55	5.4%
Lease-up communities (3)	990	-	990	100.0%
Other property segments (4)	5,886	5,327	559	10.5%
	98,195	93,118	5,077	5.5%
Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	35,491	33,831	1,660	4.9%
Newly stabilized communities (2)	497	496	1	0.2%
Lease-up communities (3)	685	-	685	100.0%
Other property segments, including corporate management expenses (5)	6,114	5,796	318	5.5%
	42,787	40,123	2,664	6.6%
Property net operating income (6)	$55,408	$52,995	$2,413	4.6%
Capital expenditures (7)
Annually recurring	$3,524	$2,268	$1,256	55.4%
Periodically recurring	$1,224	$698	$526	75.4%
Average apartment units in service	20,401	20,060	341	1.7%

1)	Communities which reached stabilization prior to January 1, 2015.
2)	Communities which reached stabilized occupancy in 2015.
3)	Communities in lease-up but were not stabilized by the beginning of 2016, including communities stabilized in 2016.
4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations.  Other property segment revenues exclude other corporate revenues of $272 and $313 for the three months ended March 31, 2016 and 2015, respectively.

5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses.  Corporate property management expenses were $3,294 and $3,098 for the three months ended March 31, 2016 and 2015, respectively.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended
	March 31,
	2016	2015
Fully stabilized community NOI	$54,751	$52,938
Property NOI from other operating segments	657	57
Consolidated property NOI	55,408	52,995
Add (subtract):
Interest income	1	81
Other revenues	272	313
Depreciation	(22,709)	(21,257)
Interest expense	(7,766)	(8,373)
General and administrative	(4,886)	(5,014)
Investment and development	(25)	(235)
Other investment costs	(77)	(134)
Other expenses	(333)	-
Equity in income of unconsolidated real estate entities, net	643	397
Gains on sales of real estate assets, net	-	1,773
Other income (expense), net	(395)	(364)
Net loss on extinguishment of indebtedness	-	(197)
Net income	$20,133	$19,985

7)

In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.  Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis.  Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis. Periodically recurring capital expenditures include second generation lease costs on commercial properties of $135 and $25 for the three months ended March 31, 2016 and 2015, respectively.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year.  For the 2016 to 2015 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2015.  This portfolio consisted of 52 communities with 19,819 units, including 12 communities with 5,065 units (25.6%) located in Atlanta, Georgia, 15 communities with 4,726 units (23.8%) located in Dallas, Texas, 6 communities with 2,645 units (13.3%) located in the greater Washington D.C. metropolitan area, 5 communities with 2,342 units (11.8%) located in Tampa, Florida, 5 communities with 1,748 units (8.8%) located in Charlotte, North Carolina and 9 communities with 3,293 units (16.7%) located in other markets.  The operating performance of these communities was as follows:

	Three months ended
	March 31,
	2016	2015	% Change
Rental and other revenues	$90,242	$86,769	4.0%
Property operating and maintenance expenses (excluding depreciation and amortization)	35,491	33,831	4.9%
Same store net operating income (1)	$54,751	$52,938	3.4%
Capital expenditures (2)
Annually recurring	$3,465	$2,220	56.1%
Periodically recurring	842	555	51.7%
Total capital expenditures (A)	$4,307	$2,775	55.2%
Total capital expenditures per unit
(A ÷ 19,819 units)	$217	$140	55.0%
Average monthly rental rate per unit (3)	$1,471	$1,436	2.4%
Average economic occupancy (4)	96.2%	94.9%	1.3%
Physical occupancy, end of period (4)	94.9%	94.6%	0.3%
Gross turnover (5)	43.2%	44.8%	(1.6)%
Percentage rent increase - new leases (6)	0.9%	1.2%	(0.3)%
Percentage rent increase - renewed leases (6)	5.0%	4.0%	1.0%

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,
	2016	2015
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,465	$2,220
Newly stabilized communities	2	1
Lease-up communities	1	-
Commercial and other segments	56	47
Total annually recurring capital expenditures	$3,524	$2,268

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$842	$555
Newly stabilized communities	-	-
Lease-up communities	-	-
Commercial and other segments	382	143
Total periodically recurring capital expenditures	$1,224	$698
Total revenue generating capital expenditures	$2,481	$1,633
Decrease (increase) in capital expenditure accruals, net of commercial leasing costs	$2	$(524)
Total property capital expenditures per statements of cash flows	$7,231	$4,075

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
4)

Average economic occupancy is defined as gross potential rent plus other rental fees less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage.  Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts.  Average economic occupancy, including these amounts, would have been 95.7% and 94.3% for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016 and 2015, net concessions were $210 and $405, respectively, and employee discounts were $188 and $163, respectively.  Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.

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

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

The Operating Partnership reported net income available to common unitholders of $19,211 for the three months ended March 31, 2016 compared to $19,063 for the three months ended March 31, 2015.  The Company reported net income available to common shareholders of $19,169 for the three months ended March 31, 2016, compared to $19,021 for the three months ended March 31, 2015.  As discussed below, the increase in income between periods primarily reflects the increased operating performance of fully stabilized and lease-up communities and reduced interest expense, substantially offset increased depreciation expense on lease-up communities as well as the impact of gain on sale of a retail asset in 2015.

Rental and other revenues from property operations increased $5,077 or 5.5% from 2015 to 2016 primarily due to increased revenues from the Company’s fully stabilized communities of $3,473 or 4.0%, increased revenues of $990 from lease-up communities and increased revenues of $559 from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from lease-up communities primarily reflects the continuing lease-up of one community that began its initial lease-up in mid-2015. The revenue increase from other property segments primarily reflects modest increases in commercial property and corporate apartment revenues.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,664 or 6.6% from 2015 to 2016 primarily due to increases from fully stabilized communities of $1,660 or 4.9%, increases of $685 from lease-up communities, and increases of $318 from other property segments.  The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities primarily reflects the operating expenses associated with the continuing lease-up of one community that began its initial leasing activities in the second quarter of 2015. The expense increase from other property segments primarily reflects modest increases in corporate apartment expenses as well as modest increases in corporate property management expenses.

In 2016 and 2015, there were no sales of wholly owned apartment communities. Gains on sales of real estate assets in 2015 included a gain of $1,773 on the sale of the Company’s remaining condominium retail space.

Depreciation expense increased $1,452 or 6.8% from 2015 to 2016 primarily due to increased depreciation of $808 primarily related to the completion of apartment units at one lease-up community in the second and third quarters of 2015 as well as general increases in depreciation of $571 at fully stabilized communities reflecting on-going capital expenditures, including unit upgrades throughout the portfolio.

General and administrative expenses decreased $128 or 2.6% from 2015 to 2016 primarily due to decreased net compensation costs primarily due to moderately lower long-term incentive plan expenses primarily resulting from the retirement of a senior officer in 2015 and due to reduced 2016 restricted share grants for certain other officers, partially offset by modest salary increases in 2016, increased technology costs related to system upgrades completed in prior years as well as increased technology development costs related to on-going customer facing technology initiatives.

Investment and development expenses decreased $210 or 89.4% from 2015 to 2016 primarily due to increased capitalization of development personnel and associated costs to development projects of $279 between years. This increase was due to increased capitalization at three communities commenced in 2015, partially offset by the reduction of development capitalization at one community that was completed in 2015. Additionally, development personnel and other costs increased by $69 between years. The Company expects that the capitalization of development costs and expenses will be moderately higher in full year 2016, which will result in decreased net investment and development expenses for the full year 2016.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Other investment costs decreased $57 or 42.5% from 2015 to 2016.  Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2015.

Interest expense decreased $607 or 7.3% from 2015 to 2016 primarily due to increased interest capitalization to development projects of $568 in 2016.  Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at three communities under construction that commenced in 2015, partially offset by decreased interest capitalization on one community completed in 2015. The Company expects interest expense for the full year of 2016 to be lower than in 2015 due to increased interest capitalization on increased development and construction activities between years, partially offset by increased interest costs on anticipated line of credit facility borrowings to be used to fund construction and development activities.

Other expenses for the three months ended March 31, 2016 included casualty losses of $250 related to an extreme weather event in one of the Company’s Texas markets and $83 related to the upgrade of the Company’s human resources information systems.

Annually recurring and periodically recurring capital expenditures increased $1,782 or 60.1% from 2015 to 2016.  The increase in periodically recurring capital expenditures of $526 primarily reflects increased exterior remediation and structural expenditures at two communities and increased tenant improvements at an office property in 2016 as well as the impact of a $545 litigation recovery in 2015 related to vendor damages to sprinkler systems at one community, partially offset by reduced remediation and structural expenditures at two communities in 2016.  For the full year 2016, the Company expects periodically recurring capital expenditures to be moderately lower than 2015 primarily due to timing of structural and exterior remediation projects between years partially offset by the timing of expected increases in tenant improvements at office and retail properties between years.  The increase in annually recurring capital expenditures of $1,256 primarily reflects increased roofing and pool upgrade expenditures at one property in 2016 and the general timing of other expenditures between years.  For the full year 2016, the Company expects annually recurring capital expenditures to be moderately higher than 2015 primarily due to modest increases throughout the portfolio in 2016.

Fully stabilized communities

Rental and other revenues increased $3,473 or 4.0% from 2015 to 2016.  This increase primarily resulted from a 2.4% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $2,107 between periods.  Average economic occupancy increased from 94.9% in 2015 to 96.2% in 2016. The occupancy change between periods resulted in decreased vacancy losses of $713 in 2015.  The remaining increase in rental and other property revenues of $653 was primarily due to increased leasing fees and lower net concessions between years.  Average rental rate increases were primarily due to increasing rental demand resulting from a steadily improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2016.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,660 or 4.9% from 2015 to 2016.  This increase was primarily due to increased property tax expenses of $649 or 4.5%, increased maintenance expenses of $662 or 15.9% and increased personnel expenses of $168 or 2.3%.  The increase in property tax expenses primarily reflects increased expense accruals in 2016 due to higher expected real estate valuations by tax authorities in most of the Company’s markets. Maintenance expenses increased primarily due to increased exterior paint expenses and increased fire system repair expenses as well as the general timing of landscaping and other expenditures between years. The increase in personnel expenses primarily reflects modest salary increases, somewhat higher incentive bonuses reflecting improved operating results, partially offset by increased allocations to phased lease-up properties of $210 between years.  See the “Outlook” section below for a discussion of expense trends for 2016.

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

The Company's outlook for 2016 is based on the expectation that economic and employment conditions will continue to steadily improve.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected. Furthermore, a

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company's markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2016.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2016, compared to 2015, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels for the year relatively consistent with those in 2015. The rate of revenue growth for 2016 is expected to be somewhat consistent with 2015, as increased demand attributable to a steadily improving economy and jobs market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2016, compared to 2015.  The Company expects property tax, personnel and utility expenses to be the largest contributors to operating expense growth.  As a result, management expects fully stabilized community net operating income to increase modestly for 2016. Further, management expects net operating income from lease-up communities to increase moderately in 2016 primarily due to the lease-up of one community in 2016.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase modestly for 2016, compared to 2015 but are expected to be substantially offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2016 due to the on-going construction of six apartment communities under construction or in lease-up at March 31, 2016. Other expenses are expected to increase in 2016 due to expected technology system upgrades and marketing and advertising initiatives in 2016.

Management expects interest expense for 2016 to be lower than in 2015 due to increased interest capitalization attributable to expected increases in the volume of communities under construction in 2016, partially offset by increased interest expense on line of credit borrowings primarily used for funding of construction expenditures in 2016.

The Company currently expects to utilize retained 2016 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures. See “Liquidity and Capital Resources” section below where discussed further. The Company’s outlook does not currently anticipate any share issuances under its at-the-market equity program in 2016. Future sales under any at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company's common stock relative to other sources of capital and the Company’s liquidity position.

Liquidity and capital resources

The discussion in this Liquidity and capital resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $36,401 for the three months ended March 31, 2015 to $38,321 for the three months ended March 31, 2016 primarily due to reduced net interest expense and increased property net operating income in 2016 from fully stabilized and lease-up communities. For the full year 2016, the Company expects cash flows from operating activities to increase moderately resulting from expected increases in property net operating income from fully stabilized and lease-up communities and due to lower net interest expense in 2016.

Net cash flow used in investing activities increased from $22,363 for the three months ended March 31, 2015 to $36,032 for the three months ended March 31, 2016 primarily due to increased construction and development expenditures between periods, as the Company has six development projects currently under construction in 2016, and the absence of asset sales in 2016.  For the full year 2016, the Company expects to continue to incur development expenditures on its existing development projects. See “Current Development Activity” below for further information

Net cash flows used in financing activities decreased from $28,469 for the three months ended March 31, 2015 to $26,355 for the three months ended March 31, 2016, primarily due to increased line-of-credit facility borrowings in 2016, partially offset by increased common share repurchases in 2016 and increased dividends to shareholders between years.  For the full year 2016, based on its current outlook, the Company expects increased line of credit borrowings primarily to fund on-going construction and development

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

expenditures.  As discussed below, the Company announced a share repurchase program in 2015. Future share repurchases in 2016, if any, would also be funded through increased line-of-credit borrowings in 2016. The Company’s outlook does not currently anticipate any share issuances under its at-the-market equity program and no debt is scheduled to mature in 2016.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and  periodically recurring property and corporate capital expenditures.  These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the three months ended March 31, 2016, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In February 2016, the Company’s board of directors increased the quarterly dividend rate from $0.44 to $0.47 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.47 per common share for the remainder of 2016.  However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant.  The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

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

As previously discussed, the Company has used the proceeds from the sale of selected residential and retail communities as one means of funding its development and acquisition activities.  Total net sales proceeds from asset sales for the three months ended March 31, 2016 and for the full year of 2015 were $0 and $4,529, respectively.  The proceeds from these asset sales were used to increase available cash and cash equivalent balances and to fund development and investment activities.  As of March 31, 2016, the Company had no apartment communities held for sale.

The Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this or a previous program in recent years and had 4,000 shares available for issuance at March 31, 2016. The Company has used previous at-the-market common equity programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.  Sales under any program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As of March 31, 2016, the Company has principal payment obligations and maturities of long-term indebtedness of $2,305, $153,296 and $3,502 in 2016, 2017 and 2018, respectively.  Additionally, as of March 31, 2016, the Company’s aggregate pipeline of six apartment communities under development totaled approximately $478,600, of which approximately $296,000 remained to be incurred by the Company.  The Company currently expects to utilize retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other unsecured and secured indebtedness and, from time to time, asset sales to fund future debt maturities and estimated construction expenditures.

A summary of the Company’s outstanding debt and debt maturities at March 31, 2016 is included in note 4 to the consolidated financial statements. In the three months ended March 31, 2016, there were no issuances or retirements of secured or unsecured indebtedness. In March 2016, the Company entered into three new interest rate swap arrangements with an aggregate notional value of $200,000 that will serve as cash flow hedges of a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of Term Loan and the termination date of the interest rate swaps. In May 2016, the Company entered into an additional interest rate swap arrangement with an aggregate notional value of $100,000 with pricing, terms and conditions substantially consistent with the three swap arrangements entered into in March 2016. These interest rate swap arrangements totaling $300,000 will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period. See “Part I, Item 3” of this Form 10-Q for a further discussion of these interest swap arrangements.

As of April 30, 2016, the Company had outstanding borrowings of $53,900, and $169 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities.  The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements.  Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at March 31, 2016.

Management believes it will have adequate retained cash flow from operations and capacity under its unsecured revolving lines of credit to execute its 2016 business plan and meet its short-term liquidity requirements.  The Company also currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders.  In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations.  Should these entities discontinue providing liquidity to the multi-family sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes.  In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined.  There can be no assurances that secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Stock and debt repurchase programs

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017.  In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over an approximate 12-month period.  In the three months ended March 31, 2016, under this program, the Company repurchased 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67.  Cumulative through March 31, 2016, under this program, the Company repurchased 1,181 shares of common stock at an aggregate cost of $65,080 and at an average price per share of $55.10. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.  Future common share repurchases are expected to be funded through the capital sources discussed above under “Liquidity and Capital Resources” section.  Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions.  There can be no assurance that any additional shares will be repurchased under this program.

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

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three months ended
	March 31,
	2016	2015
New community development and acquisition activity (1)	$32,109	$28,168
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	2,481	1,633
Other community additions and improvements (3)	1,224	698
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,524	2,268
Corporate additions and improvements	255	206
	$39,593	$32,973
Other Data
Capitalized interest	$1,550	$982
Capitalized development and associated costs (5)	$1,414	$1,135

1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
3)

Represents property improvement expenditures that generally occur less frequently than on an annual basis. Amounts include second generation lease costs on commercial properties of $135 and $25 for the three months ended March 31, 2016 and 2015, respectively.

4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
5)	Reflects development personnel and associated costs capitalized to construction and development activities.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At March 31, 2016, the Company had 2,290 units in six communities under development and 340 units in one community in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	3/31/2016	Available	Occup. (4)	Leased (5)
Under construction
Post Parkside™ at Wade, II	Raleigh, NC	406	910	-	$57.5	$156	$37.0	2Q 2016	3Q 2017	N/A
Post Afton Oaks™	Houston, TX	388	867	-	80.7	240	56.0	3Q 2016	4Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	28.5	1Q 2017	2Q 2018	N/A
Post Millennium Midtown™	Atlanta, GA	356	864	-	90.6	295	18.7	2Q 2017	3Q 2018	N/A
Post River North™ (6)	Denver, CO	358	818	-	88.2	301	23.8	3Q 2017	4Q 2018	N/A
Post Centennial Park™	Atlanta, GA	438	808	-	96.0	271	18.6	1Q 2018	2Q 2019	N/A
Total		2,290		5,800	$478.6		$182.6
Substantially complete, in lease-up
The High Rise at Post Alexander™	Atlanta, GA	340	830	-	$74.8	$265	$74.2	2Q 2015	4Q 2016	72.6%

1)	Square footage amounts are approximate. Actual square footage may vary.
2)

To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.

3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
5)	Represents unit status as of April 30, 2016.
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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three months ended March 31, 2016 and 2015 was as follows.

	Three months ended
	March 31,
	2016	2015
Net income available to common shareholders	$19,169	$19,021
Noncontrolling interests - Operating Partnership Unitholders	42	42
Depreciation on consolidated real estate assets	22,347	20,911
Depreciation on real estate assets held in unconsolidated entities	301	300
Gains on sales of depreciable real estate assets	-	(1,773)
Funds from operations available to common shareholders and unitholders (1)	$41,859	$38,501

Weighted average shares outstanding - basic (2)	53,699	54,567
Weighted average shares and units outstanding - basic (2)	53,820	54,688
Weighted average shares outstanding - diluted (2)	53,716	54,584
Weighted average shares and units outstanding - diluted (2)	53,837	54,705

1)	For the three months ended March 31, 2015, FFO included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities.
2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 17 and 17 for the three months ended March 31, 2016 and 2015, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 117 and 119 for the three months ended March 31, 2016 and 2015, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At March 31, 2016 the Company had outstanding variable rate debt of $32,405 tied to LIBOR under its aggregate $330,000 line of credit arrangements.  At March 31, 2016, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements).  In addition, the Company had outstanding four interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $300,000.  These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide a stated blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% through January 2018, the termination date of the four swaps. In March 2016, the Company entered into three additional interest rate swap arrangements with an aggregate notional value of $200,000 that will serve as cash flow hedges of a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of the Term Loan. In May 2016, the Company entered into an additional interest rate swap arrangement with an aggregate notional value of $100,000 with pricing, terms and conditions substantially consistent with the three swap arrangements entered into in March 2016. These interest rate swap arrangements totaling $300,000 will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period. The stated blended interest rate for $300,000 of Term Loan borrowings for the period from January 2018 to January 2020 will be approximately 2.52%. In addition, the Company has interest rate risk associated with fixed rate debt at maturity.  The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

The table below provides information, including the fair value measured in accordance with ASC Topic 815, about the Company’s derivative financial instruments that are sensitive to changes in interest rates, as of March 31, 2016. For the Company’s interest rate swap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(3,716)

Interest rate swap - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(1,064)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$100,000	(3)	1.43%	one-month LIBOR	1/19/2020	$(318)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$50,000	(3)	1.34%	one-month LIBOR	1/19/2020	$(74)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$50,000	(3)	1.32%	one-month LIBOR	1/19/2020	$(49)

							$(5,221)

1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
2)	Cash payments under this arrangement began in July 2012.
3)	Cash payments under these arrangements commence in January 2018.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.  For the three months ended March 31,

2016, other than borrowings on the unsecured revolving lines of credit and the interest rate swap arrangements entered into in March 2016 (see note 4 to the consolidated financial statements), there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has floating rate LIBOR-based borrowings outstanding of $32,405 as of March 31, 2016, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, a 1% change in interest rates would cause a $324 increase (decrease) in the Company’s interest costs.

ITEM 4.CONTROLS AND PROCEDURES

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

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2016 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 -
January 31, 2016	228,231	$55.92	228,231	$154,899
February 1, 2016 -
February 29, 2016	370,502	53.91	370,502	134,920
March 1, 2016 -
March 31, 2016	—	—	—	134,920
Total	598,733	$54.67	598,733	$134,920

1)

In the fourth quarter of 2014, the Company’s board of directors approved a stock repurchase program that was announced on November 19, 2014 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2017.  In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over an approximate 12-month period.

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

POST PROPERTIES, INC.

May 9, 2016	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2016	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 9, 2016	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2016	By	/s/ Arthur J. Quirk
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