Form 10-Q
period 2016-06-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2016-08-05
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

53,498,870 shares of common stock outstanding as of July 31, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016, of Post Properties, Inc. and Post Apartment Homes, L.P.   Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries.  References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries.  The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership.  As of June 30, 2016, the Company owned an approximately 99.8% interest in the Operating Partnership.  The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the notes to the consolidated financial statements to this Form 10-Q.  Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership.  The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at June 30, 2016).  This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;
•	The following information in the notes to the consolidated financial statements:
o	Computation of earnings per share for the Company
o	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Real estate assets
Land	$323,121	$322,566
Building and improvements	2,418,696	2,406,425
Furniture, fixtures and equipment	341,665	329,854
Construction in progress	215,427	151,270
Land held for future investment	16,730	16,730
	3,315,639	3,226,845
Less: accumulated depreciation	(1,068,791)	(1,023,652)
Total real estate assets	2,246,848	2,203,193
Investments in and advances to unconsolidated real estate entities	3,695	3,856
Cash and cash equivalents	3,875	28,611
Restricted cash	4,126	3,881
Other assets	29,904	27,708
Total assets	$2,288,448	$2,267,249
Liabilities, redeemable common units and equity
Indebtedness	$931,836	$884,954
Accounts payable, accrued expenses and other	89,450	74,855
Investments in unconsolidated real estate entities	15,891	15,873
Dividends and distributions payable	25,197	23,819
Accrued interest payable	4,049	4,051
Security deposits and prepaid rents	14,393	13,537
Total liabilities	1,080,816	1,017,089

Redeemable common units	7,360	7,133

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,632 and 54,632 shares issued and 53,490 and 54,012 shares outstanding at June 30, 2016 and December 31, 2015, respectively	546	546
Additional paid-in-capital	1,119,574	1,117,627
Accumulated earnings	156,958	167,791
Accumulated other comprehensive income (loss)	(7,061)	(3,356)
	1,270,026	1,282,617
Less common stock in treasury, at cost, 1,225 and 706 shares at June 30, 2016 and December 31, 2015, respectively	(71,762)	(41,135)
Total Company shareholders' equity	1,198,264	1,241,482
Noncontrolling interests - consolidated real estate entities	2,008	1,545
Total equity	1,200,272	1,243,027
Total liabilities, redeemable common units and equity	$2,288,448	$2,267,249

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Rental	$93,398	$89,368	$185,968	$177,029
Other property revenues	6,040	5,789	11,665	11,246
Other	283	274	555	587
Total revenues	99,721	95,431	198,188	188,862
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	43,864	41,512	86,651	81,635
Depreciation	22,794	21,418	45,503	42,675
General and administrative	3,761	4,353	8,647	9,367
Investment and development	33	275	58	510
Other investment costs	76	154	153	288
Other expenses	67	-	400	-
Total expenses	70,595	67,712	141,412	134,475

Operating income	29,126	27,719	56,776	54,387

Interest income	-	43	1	124
Interest expense	(7,534)	(8,041)	(15,300)	(16,414)
Gains on sales of real estate assets, net	-	(298)	-	1,475
Equity in income of unconsolidated real estate entities, net	589	568	1,232	965
Other income (expense), net	(110)	(340)	(505)	(704)
Net loss on extinguishment of indebtedness	-	-	-	(197)
Net income	22,071	19,651	42,204	39,636
Noncontrolling interests - Operating Partnership	(47)	(41)	(89)	(83)
Net income available to the Company	22,024	19,610	42,115	39,553
Dividends to preferred shareholders	(922)	(922)	(1,844)	(1,844)
Net income available to common shareholders	$21,102	$18,688	$40,271	$37,709

Per common share data - Basic
Net income available to common shareholders	$0.39	$0.34	$0.75	$0.69
Weighted average common shares outstanding - basic	53,359	54,455	53,470	54,452
Per common share data - Diluted
Net income available to common shareholders	$0.39	$0.34	$0.75	$0.69
Weighted average common shares outstanding - diluted	53,374	54,469	53,486	54,467

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$22,071	$19,651	$42,204	$39,636
Net change in derivative financial instruments	(1,857)	753	(3,713)	(795)

Total comprehensive income	20,214	20,404	38,491	38,841

Comprehensive income attributable to noncontrolling interests:
Operating Partnership	(43)	(42)	(81)	(81)

Total Company comprehensive income	$20,171	$20,362	$38,410	$38,760

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2016

Equity & Accum. Earnings, December 31, 2015	$9	$546	$1,117,627	$167,791	$(3,356)	$(41,135)	$1,241,482	$1,545	$1,243,027
Comprehensive income (loss)	-	-	-	42,115	(3,705)	-	38,410	-	38,410
Employee stock purchase, stock option and other	-	-	(320)	(504)	-	2,117	1,293	-	1,293
Adjustment for ownership interest of redeemable common units	-	-	66	-	-	-	66	-	66
Stock-based compensation	-	-	2,201	-	-	-	2,201	-	2,201
Acquisition of treasury stock	-	-	-	-	-	(32,744)	(32,744)	-	(32,744)
Dividends to preferred shareholders	-	-	-	(1,844)	-	-	(1,844)	-	(1,844)
Dividends to common shareholders ($0.94 per share)	-	-	-	(50,279)	-	-	(50,279)	-	(50,279)
Capital contributions from noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	463	463
Adjustment to redemption value of redeemable common units	-	-	-	(321)	-	-	(321)	-	(321)

Equity & Accum. Earnings, June 30, 2016	$9	$546	$1,119,574	$156,958	$(7,061)	$(71,762)	$1,198,264	$2,008	$1,200,272

2015
Equity & Accum. Earnings, December 31, 2014	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$-	$1,285,960
Comprehensive income	-	-	-	39,553	(793)	-	38,760	-	38,760
Employee stock purchase, stock
option and other	-	-	(26)	(390)	-	492	76	-	76
Stock-based compensation	-	-	2,625	-	-	-	2,625	-	2,625
Dividends to preferred shareholders	-	-	-	(1,844)	-	-	(1,844)	-	(1,844)
Dividends to common shareholders ($0.84 per share)	-	-	-	(45,858)	-	-	(45,858)	-	(45,858)
Adjustment to redemption value of redeemable
common units	-	-	-	517	-	-	517	-	517

Equity & Accum. Earnings, June 30, 2015	$9	$546	$1,117,450	$176,979	$(4,468)	$(10,280)	$1,280,236	$-	$1,280,236

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$42,204	$39,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,503	42,675
Gains on sales of real estate assets, net	-	(1,475)
Other, net	874	1,377
Equity in income of unconsolidated entities, net	(1,232)	(965)
Distributions of earnings of unconsolidated entities	1,489	1,055
Stock-based compensation	2,205	2,631
Net loss on extinguishment of indebtedness	-	197
Changes in assets, decrease (increase) in:
Other assets	(2,894)	(1,073)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(2)	(226)
Accounts payable and accrued expenses	4,954	3,489
Prepaid rents and other	440	554
Net cash provided by operating activities	93,541	87,875
Cash Flows From Investing Activities
Development and construction of real estate assets	(58,980)	(46,326)
Proceeds from sales of real estate assets	-	4,529
Capitalized interest	(3,399)	(2,219)
Property capital expenditures	(18,761)	(12,309)
Corporate additions and improvements	(854)	(542)
Investments in unconsolidated entities	(125)	(220)
Other investing activities	222	(313)
Net cash used in investing activities	(81,897)	(57,400)
Cash Flows From Financing Activities
Lines of credit proceeds	228,900	-
Lines of credit repayments	(181,064)	-
Payments on indebtedness	(1,513)	(1,455)
Payments of financing costs and other	-	(4,008)
Proceeds from employee stock purchase and stock options plans	1,345	345
Acquisition of treasury stock and other	(34,069)	(1,389)
Contributions from noncontrolling interests - real estate entities	463	-
Distributions to noncontrolling interests - common unitholders	(109)	(96)
Dividends paid to preferred shareholders	(1,844)	(1,844)
Dividends paid to common shareholders	(48,905)	(43,641)
Other financing activities	416	158
Net cash used in financing activities	(36,380)	(51,930)
Net decrease in cash and cash equivalents	(24,736)	(21,455)
Cash and cash equivalents, beginning of period	28,611	140,512
Cash and cash equivalents, end of period	$3,875	$119,057

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Real estate assets
Land	$323,121	$322,566
Building and improvements	2,418,696	2,406,425
Furniture, fixtures and equipment	341,665	329,854
Construction in progress	215,427	151,270
Land held for future investment	16,730	16,730
	3,315,639	3,226,845
Less: accumulated depreciation	(1,068,791)	(1,023,652)
Total real estate assets	2,246,848	2,203,193
Investments in and advances to unconsolidated real estate entities	3,695	3,856
Cash and cash equivalents	3,875	28,611
Restricted cash	4,126	3,881
Other assets	29,904	27,708
Total assets	$2,288,448	$2,267,249

Liabilities, redeemable common units and equity
Indebtedness	$931,836	$884,954
Accounts payable, accrued expenses and other	89,450	74,855
Investments in unconsolidated real estate entities	15,891	15,873
Distributions payable	25,197	23,819
Accrued interest payable	4,049	4,051
Security deposits and prepaid rents	14,393	13,537
Total liabilities	1,080,816	1,017,089

Redeemable common units	7,360	7,133

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	13,218	13,610
Limited partner	1,148,715	1,187,836
Accumulated other comprehensive income (loss)	(7,061)	(3,356)
Total Operating Partnership equity	1,198,264	1,241,482
Noncontrolling interests - consolidated real estate entities	2,008	1,545
Total equity	1,200,272	1,243,027
Total liabilities, redeemable common units and equity	$2,288,448	$2,267,249

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Rental	$93,398	$89,368	$185,968	$177,029
Other property revenues	6,040	5,789	11,665	11,246
Other	283	274	555	587
Total revenues	99,721	95,431	198,188	188,862
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	43,864	41,512	86,651	81,635
Depreciation	22,794	21,418	45,503	42,675
General and administrative	3,761	4,353	8,647	9,367
Investment and development	33	275	58	510
Other investment costs	76	154	153	288
Other expenses	67	-	400	-
Total expenses	70,595	67,712	141,412	134,475

Operating income	29,126	27,719	56,776	54,387

Interest income	-	43	1	124
Interest expense	(7,534)	(8,041)	(15,300)	(16,414)
Gains on sales of real estate assets, net	-	(298)	—	1,475
Equity in income of unconsolidated real estate entities, net	589	568	1,232	965
Other income (expense), net	(110)	(340)	(505)	(704)
Net loss on extinguishment of indebtedness	—	-	—	(197)
Net income	22,071	19,651	42,204	39,636
Distributions to preferred unitholders	(922)	(922)	(1,844)	(1,844)
Net income available to common unitholders	$21,149	$18,729	$40,360	$37,792

Per common unit data - Basic
Net income available to common unitholders	$0.39	$0.34	$0.75	$0.69
Weighted average common units outstanding - basic	53,480	54,576	53,591	54,573
Per common unit data - Diluted
Net income available to common unitholders	$0.39	$0.34	$0.75	$0.69
Weighted average common units outstanding - diluted	53,495	54,590	53,607	54,588

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$22,071	$19,651	$42,204	$39,636
Net change in derivative financial instruments	(1,857)	753	(3,713)	(795)

Total Operating Partnership comprehensive income	$20,214	$20,404	$38,491	$38,841

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
2016

Equity, December 31, 2015	$43,392	$13,610	$1,187,836	$(3,356)	$1,241,482	$1,545	$1,243,027
Comprehensive income (loss)	1,844	404	39,867	(3,705)	38,410	-	38,410
Employee stock purchase, stock option and other Company activity	-	13	1,280	-	1,293	-	1,293
Adjustment for ownership interest of redeemable common units	-	-	66	-	66	-	66
Equity-based compensation	-	22	2,179	-	2,201	-	2,201
Acquisition of common units	-	(327)	(32,417)	-	(32,744)	-	(32,744)
Distributions to preferred unitholders	(1,844)	-	-	-	(1,844)	-	(1,844)
Distributions to common unitholders ($0.94 per unit)	-	(504)	(49,775)	-	(50,279)	-	(50,279)
Capital contributions from noncontrolling interests - consolidated real estate entities	-	-	-	-	-	463	463
Adjustment to redemption value of redeemable common units	-	-	(321)	-	(321)	-	(321)
Equity, June 30, 2016	$43,392	$13,218	$1,148,715	$(7,061)	$1,198,264	$2,008	$1,200,272

2015
Equity, December 31, 2014	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$-	$1,285,960
Comprehensive income	1,844	378	37,331	(793)	38,760	-	38,760
Employee stock purchase, stock option and other Company activity	-	1	75	-	76	-	76
Equity-based compensation	-	26	2,599	-	2,625	-	2,625
Distributions to preferred unitholders	(1,844)	-	—	-	(1,844)	-	(1,844)
Distributions to common unitholders ($.084 per unit)	-	(460)	(45,398)	-	(45,858)	-	(45,858)
Adjustment to redemption value of redeemable
common units	-	-	517	-	517	-	517
Equity, June 30, 2015	$43,392	$14,002	$1,227,310	$(4,468)	$1,280,236	$-	$1,280,236

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$42,204	$39,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,503	42,675
Gains on sales of real estate assets, net	-	(1,475)
Other, net	874	1,377
Equity in income of unconsolidated entities, net	(1,232)	(965)
Distributions of earnings of unconsolidated entities	1,489	1,055
Equity-based compensation	2,205	2,631
Net loss on extinguishment of indebtedness	-	197
Changes in assets, decrease (increase) in:
Other assets	(2,894)	(1,073)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(2)	(226)
Accounts payable and accrued expenses	4,954	3,489
Prepaid rents and other	440	554
Net cash provided by operating activities	93,541	87,875
Cash Flows From Investing Activities
Development and construction of real estate assets	(58,980)	(46,326)
Proceeds from sales of real estate assets	-	4,529
Capitalized interest	(3,399)	(2,219)
Property capital expenditures	(18,761)	(12,309)
Corporate additions and improvements	(854)	(542)
Investments in unconsolidated entities	(125)	(220)
Other investing activities	222	(313)
Net cash used in investing activities	(81,897)	(57,400)
Cash Flows From Financing Activities
Lines of credit proceeds	228,900	-
Lines of credit repayments	(181,064)	-
Payments on indebtedness	(1,513)	(1,455)
Payments of financing costs and other	-	(4,008)
Contributions from the Company related to employee stock purchase and stock option plans	1,345	345
Redemption of common units and other	(34,069)	(1,389)
Contributions from noncontrolling interests - real estate entities	463	-
Distributions to noncontrolling interests - non-Company common unitholders	(109)	(96)
Distributions to preferred unitholders	(1,844)	(1,844)
Distributions to common unitholders	(48,905)	(43,641)
Other financing activities	416	158
Net cash used in financing activities	(36,380)	(51,930)
Net decrease in cash and cash equivalents	(24,736)	(21,455)
Cash and cash equivalents, beginning of period	28,611	140,512
Cash and cash equivalents, end of period	$3,875	$119,057

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

At June 30, 2016, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units in seven communities currently under development or in lease-up.  At June 30, 2016, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2016, the Company had outstanding 53,490 shares of common stock and owned the same number of units of common limited partnership interests ("Common Units") in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership.  Common Units held by persons other than the Company totaled 121 at June 30, 2016 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership.  The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for Company common stock, the Company's percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.  The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for the three and six months ended June 30, 2016 and 2015.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity.  Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage.  Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities.  The weighted average borrowing costs, expressed as a percentage, were 4.2% and 4.3% for the six months ended June 30, 2016 and 2015, respectively. Aggregate interest costs capitalized to projects under development or construction were $1,848 and $1,237 for the three months and $3,399 and $2,219 for the six months ended June 30, 2016 and 2015, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects.  Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $1,413 and $1,213 for the three months and $2,827 and $2,348 for the six months ended June 30, 2016 and 2015, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes.  Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress.  The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy.  In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

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

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet).  ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions.  If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity.  At June 30, 2016, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 5) and (2) noncontrolling interests related to its consolidated real estate entities.

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

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The Company adopted ASU 2015-02 on January 1, 2016. This new standard did not have a material impact on the Company’s consolidated financial statements .

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest,” were issued.  ASU 2015-03 requires debt issuance costs to be presented as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Further, ASU 2015-03 requires companies to report the amortization of debt issuance costs as interest expense in their consolidated statements of operations.  Effective January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15.  As such, the Company reclassified $4,583 of net debt issuance costs related to its secured and unsecured debt instruments as of December 31, 2015 from Deferred financing costs, net to a reduction of Indebtedness on its consolidated balance sheets. Further, the Company reclassified $289 and $569 from Amortization of deferred financing costs to Interest expense on its consolidated statements of operations for the three and six months ended June 30, 2015. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements will continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The Company reclassified $2,365 of net debt issuance costs related to its line-of-credit arrangements as of December 31, 2015, from Deferred financing costs, net to Other assets on its consolidated balance sheets and also reclassified $144 and $314 from Amortization of deferred financing costs to Other income (expense), net in its consolidated statements of operations for the three and six months ended June 30, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (ASU 2016-02), “Leases” was issued. ASU 2016-02 establishes a new lease accounting recognition model for lessees and lessors. Under this new guidance, lessees will be required to apply a dual approach, classifying leases with a term of more than 12 months as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). A lessee is also required to record a right-of-use asset and a lease liability, measured at the net present value of the lease obligations, for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. The guidance is effective for interim and annual reporting periods beginning after December 31, 2018. The Company currently expects to adopt ASU 2016-02 as of January 1, 2019 and is currently evaluating the impact that this new guidance may have on its statements of financial position and its results of operations.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended
	June 30,
	2016	2015
Interest paid, net of interest capitalized	$14,743	$16,072
Interest paid, including interest capitalized	18,142	18,291
Income tax payments, net	849	1,124
Non-cash investing and financing activities:
Dividends and distributions payable	25,197	24,074
Construction and property capital expenditure cost accruals, increase (decrease)	6,802	4,497
Adjustments to equity related to redeemable common units and other, net increase (decrease)	(255)	517

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. The Company did not dispose of any apartment communities in the three or six months ended June 30, 2016 and had no assets classified as held for sale at June 30, 2016.  For the six months ended June 30, 2015, the Company recognized a gain of $1,773 on the sale of its remaining condominium retail space. In 2015, gains on sales of real estate assets also included state tax expense of $298 related to an asset sale.

Consolidated Joint Venture

In 2015, the Company entered into a joint venture arrangement (the “Joint Venture”) with a private real estate company to develop, construct and operate a 358-unit apartment community in Denver, Colorado.  The Company owns a 92.5% equity interest and will provide construction financing to the Joint Venture.  In 2015, the Joint Venture acquired the land site and initiated the development of the community.  The venture partner will generally be responsible for the development and construction of the community and the Company will manage the community upon its completion.  The Joint Venture was determined to be a variable interest entity with the Company designated as the primary beneficiary.  As a result, the accounts of the Joint Venture are consolidated by the Company.  At June 30, 2016, the Company’s consolidated assets, liabilities and equity included construction in progress of $29,064 and cash and cash equivalents of $262, accounts payable and accrued expenses of $2,214 and noncontrolling equity interests of $2,008 relating to the Joint Venture.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2016, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C.  The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting.  At June 30, 2016 and December 31, 2015, the Company’s investment in the 35% owned Apartment LLC totaled $3,695 and $3,856, respectively, excluding the credit investments discussed below.  The Company’s investment in the 25% owned Apartment LLC at June 30, 2016 and December 31, 2015 reflects a credit investment of $15,891 and $15,873, respectively.  These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.  The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs.  The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	June 30,	December 31,
Apartment LLCs - Balance Sheet Data	2016	2015
Real estate assets, net of accumulated depreciation of $57,913 and $54,936 at June 30, 2016 and December 31, 2015, respectively	$207,708	$208,345
Cash and other	6,693	5,995
Total assets	$214,401	$214,340

Mortgage notes payable	$177,556	$177,503
Other liabilities	4,302	2,994
Total liabilities	181,858	180,497
Members' equity	32,543	33,843
Total liabilities and members' equity	$214,401	$214,340
Company's equity investment in Apartment LLCs (1)	$(12,196)	$(12,017)

1)	At June 30, 2016 and December 31, 2015, the Company’s equity investment includes its credit investments of $15,891 and

$15,873, respectively, discussed above.

	Three months ended		Six months ended
	June 30,		June 30,
Apartment LLCs - Income Statement Data	2016	2015	2016	2015
Revenues
Rental	$7,175	$6,856	$14,268	$13,640
Other property revenues	582	538	1,089	993
Total revenues	7,757	7,394	15,357	14,633
Expenses
Property operating and maintenance	3,169	3,049	6,182	6,156
Depreciation	1,495	1,438	2,976	2,859
Interest	2,284	2,284	4,568	4,549
Total expenses	6,948	6,771	13,726	13,564
Net income	$809	$623	$1,631	$1,069
Company's share of net income in Apartment LLCs	$589	$568	$1,232	$965

At June 30, 2016, mortgage notes payable included four mortgage notes.  The first mortgage note with a face value of $51,000 bears interest at a stated rate of 3.50% (effective rate of 3.57%), requires monthly interest only payments and matures in 2019.  The second and third mortgage notes with a total face value of $85,724, bear interest at a stated rate of 5.63% (effective rate of 5.76%), require interest only payments and mature in 2017.  The fourth mortgage note with a total face value of $41,000, bears interest at a stated rate of 5.71% (effective rate of 5.85%), requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At June 30, 2016 and December 31, 2015, the Company's indebtedness consisted of the following:

	Payment	Stated	Maturity	June 30,	December 31,
Description	Terms	Interest Rate	Date	2016	2015
Senior Unsecured Notes	Int.	3.375% - 4.75% (1)	2017 - 2022 (1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15% (2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99% (3)	2019	188,025	189,537
Unsecured Lines of Credit	Int.	LIBOR +1.05% (4)	2019	47,836	-
				935,861	889,537
Less: Debt Issuance Costs				(4,025)	(4,583)
Total				$931,836	$884,954

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1)

Includes unsecured notes totaling $150,000 that mature in 2017 and unsecured notes totaling $250,000 that mature in 2022. The effective interest rates for these unsecured notes are 4.90% and 3.46%, respectively.

2)

Represents the stated rate at June 30, 2016.  As discussed below, the Company has entered into interest rate swap arrangements to effectively fix the stated interest rate at 2.69% under this facility through January 2018 and at 2.52% for the period from January 2018 to January 2020. At June 30, 2016, the effective blended stated interest rate for the term loan was 2.91%.

3)	The effective interest rate on the secured mortgage notes is 6.00%.
4)	Represents the stated rate at June 30, 2016. At June 30, 2016, the one-month LIBOR rate was 0.47%.

Debt maturities

The aggregate maturities (excluding debt issuance costs) of the Company’s indebtedness are as follows:

Remainder of 2016	$1,559
2017	153,296
2018	3,502
2019	227,504	(1)
2020	300,000
Thereafter	250,000
	$935,861
1)	Includes outstanding balance of $47,836 on the Company’s lines of credit.

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three or six months ended June 30, 2016.

Unsecured lines of credit

At June 30, 2016, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line had a stated interest rate of LIBOR plus 1.05%, was provided by a syndicate of nine financial institutions and required the payment of annual facility fees of 0.20% of the aggregate loan commitments.  The Syndicated Line matures in January 2019 and may be extended for an additional year at the Company's option, subject to the satisfaction of certain conditions.  The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt.  The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively.  The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions.  The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage and maximum leverage ratios.  The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates.  At June 30, 2016, letters of credit to third parties totaling $169 had been issued for the account of the Company under this facility.

Additionally, at June 30, 2016, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

Unsecured term loan

At June 30, 2016, the Company had outstanding a $300,000 unsecured bank term loan facility (“Term Loan”). The Term Loan carries a stated interest rate of LIBOR plus 1.15%, was provided by a syndicate of eight financial institutions and matures in January 2020.  The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt.  The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Term Loan carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

As discussed in note 8, the Company has interest rate swap arrangements that serve as cash flow hedges of amounts outstanding under the Term Loan.  Four of these interest rate swap arrangements, with an aggregate notional value of $300,000, effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of 1.54% through January 2018, the termination date of these interest rate swaps.  As a result, the current stated blended interest rate on the Term Loan is 2.69% (subject to adjustment based on subsequent changes in the Company’s credit ratings) through January 2018.

In 2016, the Company entered into four additional interest rate swaps arrangements with an aggregate notional value of $300,000 that will serve as cash flow hedges for amounts outstanding under the Term Loan for the period from January 2018 through January 2020, the maturity date of the Term Loan. These interest rate swap arrangements will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37%, resulting in a stated blended interest rate on the Term Loan of 2.52%  (subject to adjustment based on subsequent changes in the Company’s credit ratings) from January 2018 through January 2020.

Debt compliance and other

The Company's Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants.  Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements.  Additionally, the Company's ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds.  The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements.  The Company believes it met these financial covenants at June 30, 2016.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017.  Under this program, the Company repurchased 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67 for the six months ended June 30, 2016.  Under this program, for the full year of 2015, the Company repurchased 582 shares of common stock at an aggregate cost of $32,336 and at an average gross price per share of $55.55. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.

The Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this program in 2016 or 2015.  In future periods, the Company and the Operating Partnership may use the proceeds from this program for general corporate purposes.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2016, and December 31, 2015, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $7,360 and $7,133, respectively, representing their fair value at the respective dates. The Company further determined that the noncontrolling interests in consolidated real estate entities totaling $2,008 (see note 2) met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s Redeemable Common Units for the six months ended June 30, 2016 and 2015 was as follows:

	Six months ended
	June 30,
	2016	2015
Redeemable common units, beginning of period	$7,133	$7,086
Comprehensive income	81	81
Adjustment for ownership interest of redeemable common units	(66)	-
Stock-based compensation	4	6
Distributions to common unitholders	(113)	(101)
Adjustment to redemption value of redeemable common units	321	(517)
Redeemable common units, end of period	$7,360	$6,555

6.	COMPANY EARNINGS PER SHARE

For the three and six months ended June 30, 2016 and 2015, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders (numerator):
Net income	$22,071	$19,651	$42,204	$39,636
Noncontrolling interests - Operating Partnership	(47)	(41)	(89)	(83)
Preferred stock dividends	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(51)	(46)	(91)	(86)
Net income available to common shareholders, adjusted	$21,051	$18,642	$40,180	$37,623
Common shares (denominator):
Weighted average shares outstanding - basic	53,359	54,455	53,470	54,452
Dilutive shares from stock options	15	14	16	15
Weighted average shares outstanding - diluted	53,374	54,469	53,486	54,467
Per-share amount:
Basic	$0.39	$0.34	$0.75	$0.69
Diluted	$0.39	$0.34	$0.75	$0.69

Stock options to purchase 80 and 32 shares of common stock for the three months and 90 and 28 shares of common stock for the six months ended ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and six months ended June 30, 2016 and 2015, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common unitholders (numerator):
Net income	$22,071	$19,651	$42,204	$39,636
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(51)	(46)	(91)	(86)
Net income available to common unitholders, adjusted	$21,098	$18,683	$40,269	$37,706
Common units (denominator):
Weighted average units outstanding - basic	53,480	54,576	53,591	54,573
Dilutive units from stock options	15	14	16	15
Weighted average units outstanding - diluted	53,495	54,590	53,607	54,588
Per-unit amount:
Basic	$0.39	$0.34	$0.75	$0.69
Diluted	$0.39	$0.34	$0.75	$0.69

Stock options to purchase 80 and 32 shares of common stock for the three months and 90 and 28 shares of common stock for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value.  Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost.  Additionally, the Company records derivative financial instruments at fair value.  The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2016.  Considerable judgment is necessary to interpret market data and estimate fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.  For the three and six months ended June 30, 2016 and 2015, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At June 30, 2016, the Company had outstanding four interest rate swap arrangements with substantially similar terms and conditions that terminate in January 2018.  These arrangements have an aggregate notional value of $300,000, require the Company to pay a blended fixed interest rate of 1.54% (with the counterparties paying the Company the floating one-month LIBOR rate) and terminate in January 2018.  Additionally, at June 30, 2016, the Company had outstanding an additional four interest rate swap arrangements with an aggregate notional value of $300,000 and with similar terms and conditions.  These arrangements require the Company to pay a blended fixed interest rate of 1.37% (with the counterparties paying the Company the floating one-month LIBOR rate) beginning in January 2018 and terminate in January 2020, the maturity date of the Term Loan (together, the “Interest Rate Swaps”). The Interest Rate

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Swaps serve as cash flow hedges for the $300,000 outstanding under the Company’s variable rate Term Loan (see note 4) and provide for a stated blended fixed rate of 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) through January 2018 and 2.52% for the period from January 2018 to January 2020.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at June 30, 2016 and December 31, 2015 were valued as net liabilities of $7,077 and $3,365, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements.  The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs.  However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives.  These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2016	2015	2016	2015

Loss recognized in other comprehensive income	$(2,685)	$(273)	$(5,385)	$(2,844)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(828)	$(1,026)	$(1,672)	$(2,049)

The amounts reported in accumulated other comprehensive income as of June 30, 2016 will be reclassified to interest expense as interest payments are made under the hedged indebtedness.  Over the next year, the Company estimates that $3,173 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.  The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of June 30, 2016, the termination payment by the Company would have been approximately $7,153.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments.  At June 30, 2016, the fair value of fixed rate debt was approximately $611,245 (carrying value of $586,308) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $347,836 (carrying value of $345,528).  At December 31, 2015, the fair value of fixed rate debt was approximately $598,952 (carrying value of $587,588) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,593 (carrying value of $297,366).  Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2016 and 2015. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Fully stabilized communities	$91,432	$88,583	$181,674	$175,351
Newly stabilized communities	1,101	1,073	2,178	2,095
Lease-up communities	1,372	23	2,362	23
Other property segments	5,533	5,478	11,419	10,806
Other	283	274	555	587
Consolidated revenues	$99,721	$95,431	$198,188	$188,862
Contribution to Property Net Operating Income
Fully stabilized communities	$54,949	$53,663	$109,699	$106,601
Newly stabilized communities	553	550	1,133	1,076
Lease-up communities	586	(173)	890	(173)
Other property segments, including corporate management expenses	(514)	(395)	(740)	(864)
Consolidated property net operating income	55,574	53,645	110,982	106,640
Interest income	-	43	1	124
Other revenues	283	274	555	587
Depreciation	(22,794)	(21,418)	(45,503)	(42,675)
Interest expense	(7,534)	(8,041)	(15,300)	(16,414)
General and administrative	(3,761)	(4,353)	(8,647)	(9,367)
Investment and development	(33)	(275)	(58)	(510)
Other investment costs	(76)	(154)	(153)	(288)
Other expenses	(67)	-	(400)	-
Equity in income of unconsolidated real estate entities, net	589	568	1,232	965
Gains on sales of real estate assets, net	-	(298)	-	1,475
Other income (expense), net	(110)	(340)	(505)	(704)
Net loss on extinguishment of indebtedness	-	-	-	(197)
Net income	$22,071	$19,651	$42,204	$39,636

10.	STOCK-BASED COMPENSATION PLANS

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method.  The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Six months ended
	June 30,
	2016	2015
Dividend yield	3.0%	2.7%
Expected volatility	23.8%	42.8%
Risk-free interest rate	1.6%	1.4%
Expected option term	6.0 years	6.0 years

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods.  Total compensation expense related to restricted stock was $627 and $766 for the three months and $1,791 and $2,233 for the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, there was $4,272 of unrecognized compensation cost related to restricted stock.  This cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended June 30,
	2016		2015
		Weighted-Avg.		Weighted-Avg.
		Grant-Date Fair		Grant-Date Fair
	Shares	Value (Per Share)	Shares	Value (Per Share)
Unvested shares, beginning of period	78	$56	76	$49
Granted (1)	60	58	68	60
Vested	-	-	(8)	54
Forfeited	(17)	57	-	-
Unvested shares, end of period	121	57	136	54

1)	The total value of the restricted share grants for the six months ended June 30, 2016 and 2015 was $3,486 and $4,123, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods.  The Company recorded compensation expense related to stock options of $87 and $110 for the three months and $322 and $288 for the six months ended June 30, 2016 and 2015, respectively, recognized under the fair value method.  At June 30, 2016, there was $695 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.0 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the six months ended June 30, 2016 and 2015 is presented below:

	Six months ended June 30,
	2016		2015
		Exercise Price		Exercise Price
	Shares	(Per Share)	Shares	(Per Share)
Options outstanding, beginning of period	133	$49	148	$46
Granted	78	58	28	60
Exercised	(33)	45	(38)	48
Forfeited	(19)	57	-	-
Options outstanding, end of period (1)	159	53	138	49
Options exercisable, end of period (1)	69	49	77	45
Options vested and expected to vest, end of period (1)	155	53	135	49
Weighted average fair value of options granted during the period	$9.44		$19.49

1)

At June 30, 2016 the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,205, $850 and $1,188, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 7.9 years, 6.2 years and 7.9 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.  The total intrinsic value of stock options exercised for the six months ended June 30, 2016 and 2015 was $502 and $548, respectively.

At June 30, 2016, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges (Per Share)	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price (Per Share)	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price (Per Share)
$37.04 - $50.30	69	$47	6.3	60	$47
$57.80 - $60.40	90	59	9.2	9	60
Total	159	53	7.9	69	49

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2014.  The maximum number of shares issuable under the ESPP is 250.  The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense.  Total compensation expense relating to the ESPP was $38 and $56 for the three months and $92 and $110 for the six months ended June 30, 2016 and 2015, respectively.

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

Other expenses for the six months ended June 30, 2016 included casualty losses of $250 related to an extreme weather event in one of the Company’s Texas markets. Additionally, other expenses included $67 and $150 for the three and six months ended June 30, 2016, respectively, related to the upgrade of the Company’s human resource information systems.

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Substantive briefing on these legal issues was completed on February 9, 2016. On July 11, 2016, the Court held a hearing to discuss the issues but has not issued a ruling or set a trial date. Until such time as the Court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

At June 30, 2016, the Company had interests in 24,162 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,630 apartment units in seven communities currently under development or in lease-up.  At June 30, 2016, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2016, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership.  Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

The discussion below is combined for the Company and the Operating Partnership as their results of operations and financial conditions are substantially the same except for the effect of the 0.2% weighted average common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company's operations, and should be read in conjunction with the more full discussion of the Company's operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q. The Company uses consolidated property net operating income (“NOI”) as a performance measure for its property operating segments. A reconciliation of NOI to net income, the comparable GAAP measure, is provided on page 33.

Property Operations

Favorable market fundamentals and demographics and a steadily improving economy and jobs market and a declining rate of home ownership have contributed to improved multi-family housing demand and, consequently, positive revenue and NOI in the Company’s markets since 2010.  Year-over-year same store revenues and NOI increased by 3.6% and 2.9%, or $6,323 and $3,098, respectively, in the first six months of 2016, as compared to the first six months of 2015.  The Company's operating results for the first six months of 2016 and its outlook for the remainder of 2016 are more fully discussed in the "Results of Operations" and "Outlook" sections below.  The Company's outlook for the remainder of 2016 is based on the expectation that economic and employment conditions will continue to exhibit moderate growth.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected.  Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist for the full year of 2016.

Development Activity

At June 30, 2016, the Company had 2,290 apartment units in six communities under development with total budgeted development and construction costs of $478,600. These communities are summarized in the “Liquidity and Capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Resources” section below under the sub caption “Current Communities under Development”. The Company currently expects to initiate the lease-up of apartment units at two of these communities, containing 794 apartment units in 2016.

An additional community, The High Rise at Post Alexander™, containing 340 apartment units with total projected costs of $74,800, continues its initial lease-up and, as of July 30, 2016, was 89.1% leased.

The budgeted costs and square footage amounts discussed above are approximate and actual amounts may vary.  The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at certain of its existing and new land sites over the next two years.  Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy.  Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.  There can be no assurance that land held for investment will be developed in the future or at all.  Although the Company does not believe that any impairment exists at June 30, 2016, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Common Share Repurchase Program

In the third quarter of 2015, the Company announced an allocation of up to $100,000 of an existing $200,000 repurchase program (see note 5 to the consolidated financial statements) to pursue common share repurchases over an approximate twelve-month period. Under this program, in the first six months of 2016, the Company repurchased 599 common shares at an aggregate cost of $32,744 and at an average gross price per share of $54.67. Cumulative through June 30, 2016 under this program, the Company has repurchased 1,181 shares of common stock at an aggregate cost of $65,080 and at an average gross price per share of $55.10. Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions. There can be no assurance that any additional shares will be repurchased under this program.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and other financial information appearing elsewhere in this report.  This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.2% weighted average common minority interest in the Operating Partnership.  See the summary financial information in the section below titled, “Results of Operations.”

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies.  The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K.  The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of the Company’s critical accounting policies, please refer to pages 30 to 31 of the Company’s Form 10-K.  There were no significant changes to the Company’s critical accounting policies and estimates for the three and six months ended June 30, 2016.  The discussion below details the Company’s critical accounting policies related to asset impairments as well as the impact of the new accounting pronouncements relating to revenue recognition, consolidated reporting, the presentation of debt issuance costs and interest expense and the accounting for leases.

Critical accounting policies

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements).  Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets.  The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.).  The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its expected holding period are less than the asset’s net book value.  For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell.  At June 30, 2016, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed.  See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest,” were issued.  ASU 2015-03 requires debt issuance costs to be presented as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Further, ASU 2015-03 requires companies to report the amortization of debt issuance costs as interest expense in their consolidated statements of operations.  Effective January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15.  As such, the Company reclassified $4,583 of net debt issuance costs related to its secured and unsecured debt instruments as of December 31, 2015 from Deferred financing costs, net to a reduction of Indebtedness on its consolidated balance sheets. Further, the Company reclassified $289 and $569 from Amortization of deferred financing costs to Interest expense on its consolidated statements of operations for the three and six months ended June 30, 2015. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements will continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The Company reclassified $2,365 of net debt issuance costs related to its line-of-credit arrangements as of December 31, 2015, from Deferred financing costs, net to Other assets on its consolidated balance sheets and also reclassified $144 and $314 from Amortization of deferred financing costs to Other income (expense), net in its consolidated statements of operations for the three and six months ended June 30, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (ASU 2016-02), “Leases” was issued. ASU 2016-02 establishes a new lease accounting recognition model for lessees and lessors. Under this new guidance, lessees will be required to apply a dual approach, classifying leases with a term of more than 12 months as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). A lessee is also required to record a right-of-use asset and a lease liability, measured at the net present value of the lease obligations, for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance. The guidance is effective for interim and annual reporting periods beginning after December 31, 2018. The Company currently expects to adopt ASU 2016-02 as of January 1, 2019 and is currently evaluating the impact that this new guidance may have on its statements of financial position and its results of operations

Results of operations

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

For the six months ended June 30, 2016, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year (fully stabilized communities), (2) one community which reached stabilized occupancy in 2015 (newly stabilized communities), and (3) a portion of two communities in lease-up in 2016 (lease-up communities). There were no apartment communities classified as held for sale at June 30, 2016.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred.  During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.  Lease-up deficits were $193 and $172 for the three months and $675 and $172 for the six months ended June 30, 2016 and 2015, respectively. The Company expects to incur additional lease-up deficits for the remainder of 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and property net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities.  Property net operating income is a supplemental non-GAAP financial measure.  The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to property net operating income.  Property net operating income is reconciled to GAAP net income in the financial information accompanying the tables.  The Company believes that property net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses.  This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties.  Additionally, the Company believes that property net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

All operating communities

The operating performance and capital expenditures for all of the Company's apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended				Six months ended
	June 30,		$	%	June 30,		$	%
	2016	2015	Change	Change	2016	2015	Change	Change
Rental and other property revenues
Fully stabilized communities (1)	$91,432	$88,583	$2,849	3.2%	$181,674	$175,351	$6,323	3.6%
Newly stabilized communities (2)	1,101	1,073	28	2.6%	2,178	2,095	83	4.0%
Lease-up communities (3)	1,372	23	1,349	N/A	2,362	23	2,339	N/A
Other property segments (4)	5,533	5,478	55	1.0%	11,419	10,806	613	5.7%
	99,438	95,157	4,281	4.5%	197,633	188,275	9,358	5.0%
Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	36,483	34,920	1,563	4.5%	71,975	68,750	3,225	4.7%
Newly stabilized communities (2)	548	523	25	4.8%	1,045	1,019	26	2.6%
Lease-up communities (3)	786	196	590	N/A	1,472	196	1,276	N/A
Other property segments, including corporate management expenses (5)	6,047	5,873	174	3.0%	12,159	11,670	489	4.2%
	43,864	41,512	2,352	5.7%	86,651	81,635	5,016	6.1%
Property net operating income (6)	$55,574	$53,645	$1,929	3.6%	$110,982	$106,640	$4,342	4.1%
Capital expenditures (7)
Annually recurring	$6,140	$3,871	$2,269	58.6%	$9,664	$6,139	$3,525	57.4%
Periodically recurring	$1,892	$1,824	$68	3.7%	$3,116	$2,522	$594	23.6%
Average apartment units in service	20,411	20,108	303	1.5%	20,406	20,084	322	1.6%

1)	Communities which reached stabilization prior to January 1, 2015.
2)	Communities which reached stabilized occupancy in 2015.
3)	Communities in lease-up but were not stabilized by the beginning of 2016, including communities stabilized in 2016, if any.
4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations.  Other property segment revenues exclude other corporate revenues of $283 and $274 for the three months and $555 and $587 for the six months ended June 30, 2016 and 2015, respectively.

5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses.  Corporate property management expenses were $3,160 and $3,198 for the three months and $6,454 and $6,296 for the six months ended June 30, 2016 and 2015, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Fully stabilized community NOI	$54,949	$53,663	$109,699	$106,601
Property NOI from other operating segments	625	(18)	1,283	39
Consolidated property NOI	55,574	53,645	110,982	106,640
Add (subtract):
Interest income	-	43	1	124
Other revenues	283	274	555	587
Depreciation	(22,794)	(21,418)	(45,503)	(42,675)
Interest expense	(7,534)	(8,041)	(15,300)	(16,414)
General and administrative	(3,761)	(4,353)	(8,647)	(9,367)
Investment and development	(33)	(275)	(58)	(510)
Other investment costs	(76)	(154)	(153)	(288)
Other expenses	(67)	-	(400)	-
Equity in income of unconsolidated real estate entities, net	589	568	1,232	965
Gains on sales of real estate assets, net	-	(298)	—	1,475
Other income (expense), net	(110)	(340)	(505)	(704)
Net loss on extinguishment of indebtedness	-	-	—	(197)
Net income	$22,071	$19,651	$42,204	$39,636

7)

In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.  Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis.  Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis. Periodically recurring capital expenditures include second generation lease costs on commercial properties of $203 and $138 for the three months and $338 and $163 for the six months ended June 30, 2016 and 2015, respectively.

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

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2016	2015	Change	2016	2015	Change
Rental and other revenues	$91,432	$88,583	3.2%	$181,674	$175,351	3.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	36,483	34,920	4.5%	71,975	68,750	4.7%
Same store net operating income (1)	$54,949	$53,663	2.4%	$109,699	$106,601	2.9%
Capital expenditures (2)
Annually recurring	$5,987	$3,747	59.8%	$9,453	$5,967	58.4%
Periodically recurring	1,299	1,534	-15.3%	2,141	2,089	2.5%
Total capital expenditures (A)	$7,286	$5,281	38.0%	$11,594	$8,056	43.9%
Total capital expenditures per unit
(A ÷ 19,819 units)	$368	$266	38.3%	$585	$406	44.1%
Average monthly rental rate per unit (3)	$1,483	$1,444	2.7%	$1,477	$1,440	2.6%
Average economic occupancy (4)	96.2%	96.0%	0.2%	96.2%	95.5%	0.7%
Physical occupancy, end of period (4)	95.4%	95.3%	0.1%	95.4%	95.3%	0.1%
Gross turnover (5)	58.8%	56.0%	2.8%	51.0%	50.2%	0.8%
Percentage rent increase - new leases (6)	1.7%	1.9%	(0.2)%	1.3%	1.6%	(0.3)%
Percentage rent increase - renewed leases (6)	4.9%	4.2%	0.7%	5.0%	4.1%	0.9%

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 33 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$5,987	$3,747	$9,453	$5,967
Newly stabilized communities	4	2	6	3
Lease-up communities	4	-	4	-
Commercial and other segments	145	122	201	169
Total annually recurring capital expenditures	$6,140	$3,871	$9,664	$6,139

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$1,299	$1,534	$2,141	$2,089
Newly stabilized communities	-	-	-	-
Lease-up communities	-	-	-	-
Commercial and other segments	593	290	975	433
Total periodically recurring capital expenditures	$1,892	$1,824	$3,116	$2,522
Total revenue generating capital expenditures	$3,491	$2,314	$5,972	$3,946
Decrease (increase) in capital expenditure accruals, net of commercial leasing costs	$7	$226	$9	$(298)
Total property capital expenditures per statements of cash flows	$11,530	$8,235	$18,761	$12,309

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
4)

Average economic occupancy is defined as gross potential rent plus other rental fees less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage.  Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts.  Average economic occupancy, including these amounts, would have been 95.7% and 95.4% for the three months ended and 95.7% and 94.9% for the six months ended June 30, 2016 and 2015, respectively.  For the three months ended June 30, 2016 and 2015, net concessions were $214 and $353, respectively, and employee discounts were $181 and $158, respectively. For the six months ended June 30, 2016 and 2015, net concessions were $424 and $757, respectively, and employee discounts were $369 and $321, respectively.  Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.

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

Comparison of three months ended June 30, 2016 to three months ended June 30, 2015

The Operating Partnership reported net income available to common unitholders of $21,149 for the three months ended June 30, 2016 compared to $18,729 for the three months ended June 30, 2015.  The Company reported net income available to common shareholders of $21,102 for the three months ended June 30, 2016, compared to $18,688 for the three months ended June 30, 2015.  As discussed below, the increase in income between periods primarily reflects the increased operating performance of fully stabilized and lease-up communities and reduced interest expense, partially offset by increased depreciation expense on lease-up and fully stabilized communities.

Rental and other revenues from property operations increased $4,281 or 4.5% from 2015 to 2016 primarily due to increased revenues from the Company’s fully stabilized communities of $2,849 or 3.2%, increased revenues of $1,349 from lease-up communities and increased revenues of $83 from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from lease-up communities primarily reflects the continuing lease-up of one community that began its initial lease-up in mid-2015. The revenue increase from other property segments primarily reflects modest increases in corporate apartment revenues.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,352 or 5.7% from 2015 to 2016 primarily due to increases from fully stabilized communities of $1,563 or 4.5%, increases of $590 from lease-up communities, and increases of $199 from other property segments.  The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities primarily reflects the operating expenses associated with the continuing lease-up of one community that began its initial lease-up in mid-2015 and initial leasing expenses at another community that began leasing in the second quarter of 2016. The expense increase from other property segments primarily reflects modest increases in corporate apartment expenses.

In 2016 and 2015, there were no sales of wholly owned apartment communities. Gains on sales of real estate assets included $298 of state tax expense related to an asset sale.

Depreciation expense increased $1,376 or 6.4% from 2015 to 2016 primarily due to increased depreciation of $762 primarily related to the completion of apartment units at one lease-up community in the second and third quarters of 2015 as well as general increases in depreciation of $604 at fully stabilized communities reflecting on-going capital expenditures, including unit upgrades throughout the portfolio.

General and administrative expenses decreased $592 or 13.6% from 2015 to 2016 primarily due to decreased net compensation costs primarily due to somewhat lower annual incentive plan expenses in 2016 resulting from the timing of expense recognition between years and moderately lower long-term incentive plan expenses in 2016 resulting primarily from the departure of an executive officer in the second quarter of 2016, partially offset by modest salary increases in 2016. Additionally, lower net compensation costs were partially offset by increased technology costs related to system upgrades completed in prior years as well as increased technology development costs related to on-going customer facing technology initiatives.

Investment and development expenses decreased $242 or 88.0% from 2015 to 2016 primarily due to increased capitalization of development personnel and associated costs to development projects of $200 between years. This increase was due to increased capitalization at two communities commenced in the second half of 2015, partially offset by the reduction of development capitalization at one community that was completed in 2015. Additionally, development

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

personnel and other costs increased by $42 between years. The Company expects that the capitalization of development costs and expenses will be moderately higher in the full year 2016, which will result in decreased net investment and development expenses for the full year 2016.

Other investment costs decreased $78 or 50.6% from 2015 to 2016.  Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2015.

Interest expense decreased $507 or 6.3% from 2015 to 2016 primarily due to increased interest capitalization to development projects of $611 in 2016, partially offset by increased interest expense of $100 on credit facility borrowings used to fund on-going construction and development activities. Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at six communities under construction that commenced in 2014 and 2015, partially offset by decreased interest capitalization on one community completed in 2015. The Company expects interest expense for the full year of 2016 to be lower than in 2015 due to increased interest capitalization on increased development and construction activities between years, partially offset by increased interest costs on anticipated line of credit facility borrowings to be used to fund construction and development activities.

Other expenses for the three months ended June 30, 2016 included $67 related to the upgrade of the Company’s human resources information systems.

Annually recurring and periodically recurring capital expenditures increased $2,337 or 41.0% from 2015 to 2016.  The increase in periodically recurring capital expenditures of $68 primarily reflects increased exterior remediation and structural expenditures at one community and increased tenant improvements at an office property in 2016, offset by reduced remediation and structural expenditures at three communities in 2016.  For the full year 2016, the Company expects periodically recurring capital expenditures to be moderately lower than 2015 primarily due to timing of structural and exterior remediation projects between years partially offset by the timing of expected increases in tenant improvements at office and retail properties between years.  The increase in annually recurring capital expenditures of $2,269 primarily reflects increased roofing, common area flooring and pool upgrade expenditures at three properties in 2016 and the general timing of other expenditures between years.  In 2015, over half of the annually recurring capital expenditures occurred in the second half of the year. In 2016, over half of the expected annual recurring capital expenditures occurred in the first half of the year. For the full year 2016, the Company expects annually recurring capital expenditures to be moderately higher than 2015 primarily due to modest increases throughout the portfolio in 2016.

Fully stabilized communities

Rental and other revenues increased $2,849 or 3.2% from 2015 to 2016.  This increase primarily resulted from a 2.7% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $2,301 between periods.  Average economic occupancy increased from 96.0% in 2015 to 96.2% in 2016. The occupancy change between periods resulted in decreased vacancy losses of $59.  The remaining increase in rental and other property revenues of $489 was primarily due to increased leasing fees and lower net concessions between years.  Average rental rate increases were primarily due to increasing rental demand resulting from a steadily improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2016.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,563 or 4.5% from 2015 to 2016.  This increase was primarily due to increased property tax expenses of $742 or 5.2%, increased maintenance expenses of $285 or 5.0%, increased personnel expenses of $61 or 0.9% and increased other expenses of $144 or 11.4%. The increase in property tax expenses primarily reflects increased expense accruals in 2016 due to higher expected real estate valuations by tax authorities in certain of the Company’s markets and due to favorable prior year tax settlements of $418 recorded in 2015. Maintenance expenses increased primarily due to somewhat higher resident turnover between years, higher interior and equipment repair expenses as well as the general timing of other expenditures between years. The increase in personnel expenses primarily reflects modest salary increases, partially offset by increased personnel allocations to phased lease-up properties of $199 between years. The increase in other expenses primarily reflects increased technology and resident services expenses in 2016.  See the “Outlook” section below for a discussion of expense trends for 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Comparison of six months ended June 30, 2016 to six months ended June 30, 2015

The Operating Partnership reported net income available to common unitholders of $40,360 for the six months ended June 30, 2016 compared to $37,792 for the six months ended June 30, 2015.  The Company reported net income available to common shareholders of $40,271 for the six months ended June 30, 2016, compared to $37,709 for the six months ended June 30, 2015.  As discussed below, the increase in income between periods primarily reflects the increased operating performance of fully stabilized and lease-up communities and reduced interest expense, partially offset by increased depreciation expense on lease-up and fully stabilized communities as well as the impact of a gain on the sale of a retail asset in 2015.

Rental and other revenues from property operations increased $9,358 or 5.0% from 2015 to 2016 primarily due to increased revenues from the Company’s fully stabilized communities of $6,323 or 3.6%, increased revenues of $2,339 from lease-up communities and increased revenues of $696 from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from lease-up communities primarily reflects the continuing lease-up of one community that began its initial lease-up in mid-2015. The revenue increase from other property segments primarily reflects modest increases in newly stabilized communities and corporate apartment revenues.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $5,016 or 6.1% from 2015 to 2016 primarily due to increases from fully stabilized communities of $3,225 or 4.7%, increases of $1,276 from lease-up communities, and increases of $515 from other property segments.  The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities primarily reflects the operating expenses associated with the continuing lease-up of one community that began its initial lease-up in mid-2015 and initial leasing expenses at another community that began leasing activities in the second quarter of 2016. The expense increase from other property segments primarily reflects modest increases in corporate apartment expenses as well as modest increases in corporate property management expenses.

In 2016 and 2015, there were no sales of wholly owned apartment communities. Gains on sales of real estate assets in 2015 included a gain of $1,773 on the sale of the Company’s remaining condominium retail space as well as $298 of state tax expense related to an asset sale.

Depreciation expense increased $2,828 or 6.6% from 2015 to 2016 primarily due to increased depreciation of $1,570 primarily related to the completion of apartment units at one lease-up community in the second and third quarters of 2015 as well as general increases in depreciation of $1,175 at fully stabilized communities reflecting on-going capital expenditures, including unit upgrades throughout the portfolio.

General and administrative expenses decreased $720 or 7.7% from 2015 to 2016 primarily due to decreased net compensation costs primarily due to somewhat lower annual incentive plan expenses in 2016 resulting from the timing of expense recognition between years, moderately lower long-term incentive plan expenses in 2016 resulting primarily from the departure of an executive officer in the second quarter of 2016 and the retirement of a senior officer in the first quarter of 2015 and due to reduced restricted share grants for certain other officers in 2016, partially offset by modest salary increases in 2016. Additionally, lower net compensation costs were partially offset by increased technology costs related to system upgrades completed in prior years as well as increased technology development costs related to on-going customer facing technology initiatives.

Investment and development expenses decreased $452 or 88.6% from 2015 to 2016 primarily due to increased capitalization of development personnel and associated costs to development projects of $479 between years. This increase was due to increased capitalization at two communities commenced in the second half of 2015, partially offset by the reduction of development capitalization at one community that was completed in 2015. Additionally, development personnel and other costs increased by $27 between years. The Company expects that the capitalization of development costs and expenses will be moderately higher in full year 2016, which will result in decreased net investment and development expenses for the full year 2016.

Other investment costs decreased $135 or 46.9% from 2015 to 2016.  Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2015.

Interest expense decreased $1,114 or 6.8% from 2015 to 2016 primarily due to increased interest capitalization to development projects of $1,180 in 2016, partially offset by increased interest expense of $232 on credit facility borrowings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

used to fund on-going construction and development activities.  Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at three communities under construction that commenced in 2015, partially offset by decreased interest capitalization on one community completed in 2015. The Company expects interest expense for the full year of 2016 to be lower than in 2015 due to increased interest capitalization on increased development and construction activities between years, partially offset by increased interest costs on anticipated line of credit facility borrowings to be used to fund construction and development activities.

Other expenses for the six months ended June 30, 2016 included casualty losses of $250 related to an extreme weather event in one of the Company’s Texas markets and $150 related to the upgrade of the Company’s human resources information systems.

Annually recurring and periodically recurring capital expenditures increased $4,119 or 47.6% from 2015 to 2016.  The increase in periodically recurring capital expenditures of $594 primarily reflects increased exterior remediation and structural expenditures at one community and increased tenant improvements at an office property in 2016 as well as the impact of a $545 litigation recovery in 2015 related to vendor damages to sprinkler systems at one community, partially offset by reduced remediation and structural expenditures at two communities in 2016.  For the full year 2016, the Company expects periodically recurring capital expenditures to be moderately lower than 2015 primarily due to timing of structural and exterior remediation projects between years partially offset by the timing of expected increases in tenant improvements at office and retail properties between years.  The increase in annually recurring capital expenditures of $3,525 primarily reflects increased roofing, common area flooring and pool upgrade expenditures at four properties in 2016 and the general timing of other expenditures between years.  In 2015, over half of the annually recurring capital expenditures occurred in the second half of the year. In 2016, over half of the expected annual recurring capital expenditures occurred in the first half of the year. For the full year 2016, the Company expects annually recurring capital expenditures to be moderately higher than 2015 primarily due to modest increases throughout the portfolio in 2016.

Fully stabilized communities

Rental and other revenues increased $6,323 or 3.6% from 2015 to 2016.  This increase primarily resulted from a 2.6% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $4,408 between periods.  Average economic occupancy increased from 95.5% in 2015 to 96.2% in 2016. The occupancy change between periods resulted in decreased vacancy losses of $772.  The remaining increase in rental and other property revenues of $1,143 was primarily due to increased leasing fees and lower net concessions between years.  Average rental rate increases were primarily due to increasing rental demand resulting from a steadily improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2016.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,225 or 4.7% from 2015 to 2016.  This increase was primarily due to increased property tax expenses of $1,392 or 4.9%, increased maintenance expenses of $948 or 9.6%, increased personnel expenses of $229 or 1.6% and increased other expenses of $234 or 9.6%.  The increase in property tax expenses primarily reflects increased expense accruals in 2016 due to higher expected real estate valuations by tax authorities in certain of the Company’s markets and due to favorable prior year tax settlements of $418 recorded in 2015. Maintenance expenses increased primarily due to increased interior and exterior paint expenses, increased interior and equipment repair expenses, somewhat higher resident turnover between years as well as the general timing of landscaping and other expenditures between years. The increase in personnel expenses primarily reflects modest salary increases, somewhat higher incentive bonuses reflecting improved operating results, partially offset by increased allocations to phased lease-up properties of $409 between years. The increase in other expenses primarily reflects increased information technology and resident services expenses in 2016. See the “Outlook” section below for a discussion of expense trends for 2016.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company's outlook for 2016 is based on the expectation that economic and employment conditions will continue to steadily improve.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company's markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist for the full year 2016.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2016, compared to 2015, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels for the year relatively consistent with those in 2015. The rate of revenue growth for 2016 is expected to be somewhat consistent with 2015, as increased demand attributable to a steadily improving economy and jobs market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2016, compared to 2015.  The Company expects property tax, personnel and maintenance expenses to be the largest contributors to operating expense growth.  As a result, management expects fully stabilized community net operating income to increase modestly for 2016. Further, management expects net operating income from lease-up communities to increase moderately in 2016 primarily due to the lease-up of one community in 2016.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase modestly for 2016, compared to 2015 but are expected to be substantially offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2016 due to the on-going construction of six apartment communities under construction at June 30, 2016. Other expenses are expected to increase in 2016 due to expected technology system upgrades and marketing and advertising initiatives in 2016.

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

The Company’s net cash provided by operating activities increased from $87,875 for the six months ended June 30, 2015 to $93,541 for the six months ended June 30, 2016 primarily due to reduced net interest expense and increased property net operating income in 2016 from fully stabilized and lease-up communities. For the full year 2016, the Company expects cash flows from operating activities to increase moderately resulting from expected increases in property net operating income from fully stabilized and lease-up communities and due to lower net interest expense in 2016.

Net cash flow used in investing activities increased from $57,400 for the six months ended June 30, 2015 to $81,897 for the six months ended June 30, 2016 primarily due to increased construction and development expenditures between periods, as the Company has six development projects currently under construction in 2016, increased property capital expenditures due to the timing of the spending between years and the absence of asset sales in 2016.  For the full year 2016, the Company expects to continue to incur development expenditures on its existing development projects. See “Current Development Activity” below for further information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Net cash flows used in financing activities decreased from $51,930 for the six months ended June 30, 2015 to $36,380 for the six months ended June 30, 2016, primarily due to increased line-of-credit facility borrowings in 2016, partially offset by increased common share repurchases in 2016 and increased dividends to shareholders between years.  For the full year 2016, based on its current outlook, the Company expects continued increases in line of credit borrowings primarily to fund on-going construction and development expenditures.  As discussed below, the Company announced a share repurchase program in 2015. Future share repurchases in 2016, if any, would also be funded through increased line-of-credit borrowings in 2016. The Company’s outlook does not currently anticipate any share issuances under its at-the-market equity program and no debt is scheduled to mature in 2016.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and  periodically recurring property and corporate capital expenditures.  These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the six months ended June 30, 2016, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

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

As previously discussed, the Company has used the proceeds from the sale of selected residential and retail communities as one means of funding its development and acquisition activities.  Total net sales proceeds from asset sales for the six months ended June 30, 2016 and for the full year of 2015 were $0 and $4,529, respectively. The proceeds from asset sales in 2015 were used to increase available cash and cash equivalent balances and to fund development and investment activities.  As of June 30, 2016, the Company had no wholly owned apartment communities held for sale. Subsequent to June 30, 2016, the Company commenced the marketing for sale of three communities held in an unconsolidated entity in which the Company owns a 25% interest. The Company’s share of the estimated net proceeds from the proposed sale, net of debt prepayment penalties, is currently estimated to be $20 million to $25 million. There can be no assurance that any sale will occur or that estimated cash proceeds will be realized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this or a previous program in recent years and had 4,000 shares available for issuance at June 30, 2016. The Company has used previous at-the-market common equity programs and may use this program, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.  Sales under any program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of June 30, 2016, the Company has principal payment obligations and maturities of long-term indebtedness of $1,559, $153,296 and $3,502 in 2016, 2017 and 2018, respectively.  Additionally, as of June 30, 2016, the Company’s aggregate pipeline of six apartment communities under construction totaled approximately $478,600, of which approximately $258,900 remained to be funded by the Company.  The Company currently expects to utilize retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other unsecured and secured indebtedness and, from time to time, asset sales to fund future debt maturities and estimated construction expenditures.

A summary of the Company’s outstanding debt and debt maturities at June 30, 2016 is included in note 4 to the consolidated financial statements. In the first six months of 2016, there were no issuances or retirements of secured or unsecured indebtedness. In 2016, the Company entered into four new interest rate swap arrangements with an aggregate notional value of $300,000 that will serve as cash flow hedges for a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of Term Loan and the termination date of the interest rate swaps. These interest rate swap arrangements will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period. See “Part I, Item 3” of this Form 10-Q for a further discussion of these interest swap arrangements.

As of July 29, 2016, the Company had outstanding borrowings of $67,600 and outstanding letters of credit of $169 under its $330,000 combined unsecured revolving line of credit facilities.  The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements.  Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at June 30, 2016.

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

Stock and debt repurchase programs

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017.  In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over an approximate 12-month period. In the six months ended June 30, 2016, under this program, the Company repurchased 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67.  Cumulatively through June 30, 2016, under this program, the Company has repurchased 1,181 shares of common stock at an aggregate cost of $65,080 and at an average gross price per share of $55.10. Correspondingly, the Operating Partnership has repurchased the same number and amount of common units from the Company.  Future common share repurchases are expected to be funded through the capital sources discussed above under “Liquidity and Capital Resources” section.  Future common share repurchases are expected to be conditioned on the trading price of the Company’s common shares in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions.  There can be no assurance that any additional shares will be repurchased under this program.

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

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
New community development and acquisition activity (1)	$34,028	$25,636	$62,379	$48,545
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,491	2,314	5,972	3,946
Other community additions and improvements (3)	1,892	1,824	3,116	2,522
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	6,140	3,871	9,664	6,139
Corporate additions and improvements	599	336	854	542
	$46,150	$33,981	$81,985	$61,694
Other Data
Capitalized interest	$1,848	$1,237	$3,399	$2,219
Capitalized development and associated costs (5)	$1,413	$1,213	$2,827	$2,348

1)	Reflects aggregate land and community development and acquisition costs.
2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
3)

Represents property improvement expenditures that generally occur less frequently than on an annual basis. Amounts include second generation lease costs on commercial properties of $203 and $138 for the three months and $388 and $163 for the six months ended June 30, 2016 and 2015, respectively.

4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
5)	Reflects development personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Current communities under development

At June 30, 2016, the Company had 2,630 units in seven communities under development and in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	6/30/2016	Available	Occup. (4)	Leased (5)
Under construction
Post Parkside at WadeTM, II	Raleigh, NC	406	910	-	$57.5	$156	$45.1	2Q 2016	3Q 2017	24.9%
Post Afton OaksTM	Houston, TX	388	867	-	80.7	240	65.1	3Q 2016	4Q 2017	N/A
Post South LamarTM, II	Austin, TX	344	734	5,800	65.6	254	33.7	1Q 2017	2Q 2018	N/A
Post Millennium MidtownTM	Atlanta, GA	356	864	-	90.6	295	24.3	2Q 2017	3Q 2018	N/A
Post River NorthTM (6)	Denver, CO	358	818	-	88.2	301	29.1	3Q 2017	4Q 2018	N/A
Post Centennial ParkTM	Atlanta, GA	438	808	-	96.0	271	22.4	1Q 2018	2Q 2019	N/A
Total		2,290		5,800	$478.6		$219.7
Substantially complete, in lease-up
The High Rise at Post AlexanderTM	Atlanta, GA	340	830	-	$74.8	$265	$74.4	2Q 2015	4Q 2016	89.1%

1)	Square footage amounts are approximate. Actual square footage may vary.
2)

To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.

3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
5)	Represents unit status as of July 30, 2016.
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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and six months ended June 30, 2016 and 2015 is as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$21,102	$18,688	$40,271	$37,709
Noncontrolling interests - operating partnership unitholders	47	41	89	83
Depreciation on consolidated real estate assets	22,440	21,073	44,787	41,985
Depreciation on real estate assets held in unconsolidated entities	303	300	604	599
Gains on sales of depreciable real estate assets	-	298	-	(1,475)
Funds from operations available to common shareholders and unitholders (1)	$43,892	$40,400	$85,751	$78,901

Weighted average shares outstanding - diluted (2)	53,506	54,607	53,611	54,595
Weighted average shares and units outstanding - diluted (2)	53,627	54,728	53,732	54,716

1)	For the six months ended June 30, 2015, FFO included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities.
2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 15 and 14 for the three and 16 and 15 for the six months ended June 30, 2016 and 2015, respectively. Additionally, diluted weighted average shares and units included the impact of non-vested shares and units totaling 132 and 138 for the three and 125 and 128 for the six months ended June 30, 2016 and 2015, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At June 30, 2016 the Company had outstanding variable rate debt of $47,836 tied to LIBOR under its aggregate $330,000 line of credit arrangements.  At June 30, 2016, the Company also had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements).  In addition, the Company had outstanding four interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $300,000.  These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide a current stated blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% through January 2018, the termination date of the four swaps. In 2016, the Company entered into four additional interest rate swap arrangements with an aggregate notional value of $300,000 that will serve as cash flow hedges for a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of the Term Loan. These interest rate swap arrangements will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period. The stated blended interest rate for $300,000 of Term Loan borrowings for the period from January 2018 to January 2020 will be approximately 2.52%. In addition, the Company has interest rate risk associated with fixed rate debt at maturity.  The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

Management has and will continue to manage interest rate risk as follows:

·	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;
·	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;
·	use derivative financial instruments where appropriate to fix rates on anticipated debt transactions; and
·	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The table below provides information, including the fair value measured in accordance with ASC Topic 815, about the Company’s derivative financial instruments that are sensitive to changes in interest rates, as of June 30, 2016. For the Company’s interest rate swap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value Asset (Liab.)

Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(3,682)

Interest rate swap - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(1,063)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$100,000	(3)	1.43%	one-month LIBOR	1/19/2020	$(899)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$50,000	(3)	1.34%	one-month LIBOR	1/19/2020	$(362)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$50,000	(3)	1.32%	one-month LIBOR	1/19/2020	$(337)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$100,000	(3)	1.35%	one-month LIBOR	1/19/2020	$(734)
							$(7,077)

1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
2)	Cash payments under this arrangement began in July 2012.
3)	Cash payments under these arrangements commence in January 2018.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.  For the six months ended June 30, 2016, other than borrowings on the unsecured revolving lines of credit and the interest rate swap arrangements entered into in 2016 (see note 4 to the consolidated financial statements), there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has floating rate LIBOR-based borrowings outstanding of $47,836 as of June 30, 2016, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, a 1% change in interest rates would cause a $478 increase (decrease) in the Company’s interest costs.

ITEM 4.CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of their disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the management of the Company and the Operating Partnership, including the principal executive officer and principal financial officer.  Based on this evaluation, the officer has concluded that the design and operation of the Company's and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.  Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the controls and other procedures of the Company and the Operating Partnership that are designed to ensure that information required to be disclosed by the Company and the Operating Partnership in the reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia.  The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas.  The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes.  The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed.  On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses.  Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. In October 2015, the Court requested additional briefing due in December 2015 to resolve legal issues before trial. Substantive briefing on these legal issues was completed on February 9, 2016. On July 11, 2016, the Court held a hearing to discuss the issues but has not issued a ruling or set a trial date. Until such time as the Court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2016 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 -
April 30, 2016	—	$—	—	$134,920
May 1, 2016 -
May 31, 2016	—	—	—	134,920
June 1, 2016 -
June 30, 2016	—	—	—	134,920
Total	—	$—	—	$134,920

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

32.1	—	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101	—

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

POST PROPERTIES, INC.

August 5, 2016	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)

August 5, 2016	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 5, 2016	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)

August 5, 2016	By	/s/ Arthur J. Quirk
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

32.1	—	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101	—

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