Form 10-Q
period 2016-09-30
POST PROPERTIES INC; POST APARTMENT HOMES LP
filed 2016-11-04
CIK 903127, 1012271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

53,509,619 shares of common stock outstanding as of October 31, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016, of Post Properties, Inc. and Post Apartment Homes, L.P.   Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries.  References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries.  The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership.  As of September 30, 2016, the Company owned an approximately 99.8% interest in the Operating Partnership.  The remaining 0.2% interests are owned by persons other than the Company.

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

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the notes to the consolidated financial statements to this Form 10-Q.  Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership.  The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at September 30, 2016).  This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;
•	The following information in the notes to the consolidated financial statements:
o	Computation of earnings per share for the Company
o	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Real estate assets
Land	$325,842	$322,566
Building and improvements	2,436,953	2,406,425
Furniture, fixtures and equipment	350,862	329,854
Construction in progress	243,334	151,270
Land held for future investment	16,730	16,730
	3,373,721	3,226,845
Less: accumulated depreciation	(1,091,705)	(1,023,652)
Total real estate assets	2,282,016	2,203,193
Investments in and advances to unconsolidated real estate entities	3,645	3,856
Cash and cash equivalents	5,060	28,611
Restricted cash	4,039	3,881
Other assets	30,943	27,708
Total assets	$2,325,703	$2,267,249
Liabilities, redeemable common units and equity
Indebtedness	$947,376	$884,954
Accounts payable, accrued expenses and other	112,321	74,855
Investments in unconsolidated real estate entities	15,509	15,873
Dividends and distributions payable	25,202	23,819
Accrued interest payable	7,962	4,051
Security deposits and prepaid rents	14,629	13,537
Total liabilities	1,122,999	1,017,089

Redeemable common units	7,477	7,133

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized: 8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized: 54,632 and 54,632 shares issued and 53,509 and 54,012 shares outstanding at September 30, 2016 and December 31, 2015, respectively	546	546
Additional paid-in-capital	1,120,204	1,117,627
Accumulated earnings	148,149	167,791
Accumulated other comprehensive income (loss)	(5,227)	(3,356)
	1,263,681	1,282,617
Less common stock in treasury, at cost, 1,207 and 706 shares at September 30, 2016 and December 31, 2015, respectively	(70,760)	(41,135)
Total Company shareholders' equity	1,192,921	1,241,482
Noncontrolling interests - consolidated real estate entities	2,306	1,545
Total equity	1,195,227	1,243,027
Total liabilities, redeemable common units and equity	$2,325,703	$2,267,249

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Rental	$95,330	$91,802	$281,298	$268,831
Other property revenues	5,986	5,628	17,651	16,874
Other	273	337	828	924
Total revenues	101,589	97,767	299,777	286,629
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	42,110	42,707	128,761	124,342
Depreciation	23,949	22,073	69,452	64,748
General and administrative	4,474	4,622	13,121	13,989
Investment and development	44	73	102	583
Other investment costs	87	165	240	453
Merger expenses	6,468	-	6,468	-
Other expenses	-	-	400	-
Total expenses	77,132	69,640	218,544	204,115

Operating income	24,457	28,127	81,233	82,514

Interest income	-	34	1	158
Interest expense	(7,427)	(8,217)	(22,727)	(24,631)
Equity in income of unconsolidated real estate entities, net	921	603	2,153	1,568
Gains on sales of real estate assets, net	-	-	-	1,475
Other income (expense), net	(316)	(357)	(821)	(1,061)
Net loss on extinguishment of indebtedness	-	-	-	(197)
Net income	17,635	20,190	59,839	59,826
Noncontrolling interests - Operating Partnership	(37)	(43)	(126)	(126)
Net income available to the Company	17,598	20,147	59,713	59,700
Dividends to preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available to common shareholders	$16,676	$19,225	$56,947	$56,934

Per common share data - Basic
Net income available to common shareholders	$0.31	$0.35	$1.06	$1.04
Weighted average common shares outstanding - basic	53,384	54,326	53,442	54,409
Per common share data - Diluted
Net income available to common shareholders	$0.31	$0.35	$1.06	$1.04
Weighted average common shares outstanding - diluted	53,403	54,342	53,459	54,425

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$17,635	$20,190	$59,839	$59,826
Net change in derivative financial instruments	1,838	(1,220)	(1,875)	(2,015)

Total comprehensive income	19,473	18,970	57,964	57,811

Comprehensive income attributable to noncontrolling interests:
Operating Partnership	(41)	(41)	(122)	(122)

Total Company comprehensive income	$19,432	$18,929	$57,842	$57,689

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
2016

Equity & Accum. Earnings, December 31, 2015	$9	$546	$1,117,627	$167,791	$(3,356)	$(41,135)	$1,241,482	$1,545	$1,243,027
Comprehensive income (loss)	-	-	-	59,713	(1,871)	-	57,842	-	57,842
Employee stock purchase, stock option and other	-	-	(272)	(595)	-	2,703	1,836	-	1,836
Conversion of redeemable common units for shares	-	-	59	-	-	416	475	-	475
Adjustment for ownership interest of redeemable common units	-	-	(293)	-	-	-	(293)	-	(293)
Stock-based compensation	-	-	3,083	-	-	-	3,083	-	3,083
Acquisition of treasury stock	-	-	-	-	-	(32,744)	(32,744)	-	(32,744)
Dividends to preferred shareholders	-	-	-	(2,766)	-	-	(2,766)	-	(2,766)
Dividends to common shareholders ($1.41 per share)	-	-	-	(75,429)	-	-	(75,429)	-	(75,429)
Capital contributions from noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	761	761
Adjustment to redemption value of redeemable common units	-	-	-	(565)	-	-	(565)	-	(565)

Equity & Accum. Earnings, September 30, 2016	$9	$546	$1,120,204	$148,149	$(5,227)	$(70,760)	$1,192,921	$2,306	$1,195,227

2015
Equity & Accum. Earnings, December 31, 2014	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$-	$1,285,960
Comprehensive income	-	-	-	59,700	(2,011)	-	57,689	-	57,689
Employee stock purchase, stock option
and other	-	-	(9)	(566)	-	1,232	657	-	657
Adjustment for ownership interest of redeemable
common units	-	-	54	-	-	-	54	-	54
Stock-based compensation	-	-	3,638	-	-	-	3,638	-	3,638
Acquisition of treasury stock	-	-	-	-	-	(26,712)	(26,712)	-	(26,712)
Dividends to preferred shareholders	-	-	-	(2,766)	-	-	(2,766)	-	(2,766)
Dividends to common shareholders ($1.28 per share)	-	-	-	(69,673)	-	-	(69,673)	-	(69,673)
Capital contributions from noncontrolling
interests - consolidated real estate entities	-	-	-	-	-	-	—	1,371	1,371
Adjustment to redemption value of redeemable
common units	-	-	-	(20)	-	-	(20)	-	(20)

Equity & Accum. Earnings, September 30, 2015	$9	$546	$1,118,534	$171,676	$(5,686)	$(36,252)	$1,248,827	$1,371	$1,250,198

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$59,839	$59,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,452	64,748
Gains on sales of real estate assets, net	-	(1,475)
Other, net	1,066	1,959
Equity in income of unconsolidated entities, net	(2,153)	(1,568)
Distributions of earnings of unconsolidated entities	2,057	1,503
Stock-based compensation	3,088	3,646
Net loss on extinguishment of indebtedness	-	197
Changes in assets, decrease (increase) in:
Other assets	(3,391)	(1,675)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,911	3,664
Accounts payable and accrued expenses	22,722	1,483
Prepaid rents and other	801	1,338
Net cash provided by operating activities	157,392	133,646
Cash Flows From Investing Activities
Development and construction of real estate assets	(99,418)	(84,125)
Proceeds from sales of real estate assets	-	4,529
Capitalized interest	(5,463)	(3,328)
Property capital expenditures	(28,562)	(22,667)
Corporate additions and improvements	(1,158)	(942)
Investments in unconsolidated entities	(125)	(669)
Other investing activities	309	(246)
Net cash used in investing activities	(134,417)	(107,448)
Cash Flows From Financing Activities
Lines of credit proceeds	334,086	-
Lines of credit repayments	(270,229)	-
Payments on indebtedness	(2,270)	(2,167)
Payments of financing costs and other	-	(4,008)
Proceeds from employee stock purchase and stock options plans	1,886	920
Acquisition of treasury stock and other	(34,073)	(28,101)
Contributions from noncontrolling interests - real estate entities	761	-
Distributions to noncontrolling interests - common unitholders	(166)	(149)
Dividends paid to preferred shareholders	(2,766)	(2,766)
Dividends paid to common shareholders	(74,046)	(67,662)
Other financing activities	291	182
Net cash used in financing activities	(46,526)	(103,751)
Net decrease in cash and cash equivalents	(23,551)	(77,553)
Cash and cash equivalents, beginning of period	28,611	140,512
Cash and cash equivalents, end of period	$5,060	$62,959

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Real estate assets
Land	$325,842	$322,566
Building and improvements	2,436,953	2,406,425
Furniture, fixtures and equipment	350,862	329,854
Construction in progress	243,334	151,270
Land held for future investment	16,730	16,730
	3,373,721	3,226,845
Less: accumulated depreciation	(1,091,705)	(1,023,652)
Total real estate assets	2,282,016	2,203,193
Investments in and advances to unconsolidated real estate entities	3,645	3,856
Cash and cash equivalents	5,060	28,611
Restricted cash	4,039	3,881
Other assets	30,943	27,708
Total assets	$2,325,703	$2,267,249

Liabilities, redeemable common units and equity
Indebtedness	$947,376	$884,954
Accounts payable, accrued expenses and other	112,321	74,855
Investments in unconsolidated real estate entities	15,509	15,873
Distributions payable	25,202	23,819
Accrued interest payable	7,962	4,051
Security deposits and prepaid rents	14,629	13,537
Total liabilities	1,122,999	1,017,089

Redeemable common units	7,477	7,133

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	43,392	43,392
Common units
General partner	13,147	13,610
Limited partner	1,141,609	1,187,836
Accumulated other comprehensive income (loss)	(5,227)	(3,356)
Total Operating Partnership equity	1,192,921	1,241,482
Noncontrolling interests - consolidated real estate entities	2,306	1,545
Total equity	1,195,227	1,243,027
Total liabilities, redeemable common units and equity	$2,325,703	$2,267,249

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Rental	$95,330	$91,802	$281,298	$268,831
Other property revenues	5,986	5,628	17,651	16,874
Other	273	337	828	924
Total revenues	101,589	97,767	299,777	286,629
Expenses
Property operating and maintenance (exclusive of items
shown separately below)	42,110	42,707	128,761	124,342
Depreciation	23,949	22,073	69,452	64,748
General and administrative	4,474	4,622	13,121	13,989
Investment and development	44	73	102	583
Other investment costs	87	165	240	453
Merger expenses	6,468	-	6,468	-
Other expenses	-	-	400	-
Total expenses	77,132	69,640	218,544	204,115

Operating income	24,457	28,127	81,233	82,514

Interest income	-	34	1	158
Interest expense	(7,427)	(8,217)	(22,727)	(24,631)
Equity in income of unconsolidated real estate entities, net	921	603	2,153	1,568
Gains on sales of real estate assets, net	-	-	-	1,475
Other income (expense), net	(316)	(357)	(821)	(1,061)
Net loss on extinguishment of indebtedness	-	-	-	(197)
Net income	17,635	20,190	59,839	59,826
Distributions to preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available to common unitholders	$16,713	$19,268	$57,073	$57,060

Per common unit data - Basic
Net income available to common unitholders	$0.31	$0.35	$1.06	$1.04
Weighted average common units outstanding - basic	53,500	54,447	53,561	54,530
Per common unit data - Diluted
Net income available to common unitholders	$0.31	$0.35	$1.06	$1.04
Weighted average common units outstanding - diluted	53,519	54,463	53,578	54,546

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$17,635	$20,190	$59,839	$59,826
Net change in derivative financial instruments	1,838	(1,220)	(1,875)	(2,015)

Total Operating Partnership comprehensive income	$19,473	$18,970	$57,964	$57,811

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
2016

Equity, December 31, 2015	$43,392	$13,610	$1,187,836	$(3,356)	$1,241,482	$1,545	$1,243,027
Comprehensive income (loss)	2,766	571	56,376	(1,871)	57,842	-	57,842
Employee stock purchase, stock option and other Company activity	-	18	1,818	-	1,836	-	1,836
Conversion of redeemable common units	-	-	475	-	475	-	475
Adjustment for ownership interest of redeemable common units	-	-	(293)	-	(293)	-	(293)
Equity-based compensation	-	31	3,052	-	3,083	-	3,083
Acquisition of common units	-	(327)	(32,417)	-	(32,744)	-	(32,744)
Distributions to preferred unitholders	(2,766)	-	-	-	(2,766)	-	(2,766)
Distributions to common unitholders ($1.41 per unit)	-	(756)	(74,673)	-	(75,429)	-	(75,429)
Capital contributions from noncontrolling interests - consolidated real estate entities	-	-	-	-	-	761	761
Adjustment to redemption value of redeemable common units	-	-	(565)	-	(565)	-	(565)
Equity, September 30, 2016	$43,392	$13,147	$1,141,609	$(5,227)	$1,192,921	$2,306	$1,195,227

2015
Equity, December 31, 2014	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$-	$1,285,960
Comprehensive income	2,766	571	56,363	(2,011)	57,689	-	57,689
Employee stock purchase, stock option and other Company activity	-	7	650	-	657	-	657
Adjustment for ownership interest of redeemable
common units	-	-	54	-	54	-	54
Equity-based compensation	-	36	3,602	-	3,638	-	3,638
Acquisition of common units	-	(267)	(26,445)	-	(26,712)	-	(26,712)
Distributions to preferred unitholders	(2,766)	-	—	-	(2,766)	-	(2,766)
Distributions to common unitholders ($1.28 per unit)	-	(698)	(68,975)	-	(69,673)	-	(69,673)
Capital contributions from noncontrolling
interests - consolidated real estate entities	-	-	-	-	-	1,371	1,371
Adjustment to redemption value of redeemable
common units	-	-	(20)	-	(20)	-	(20)
Equity, September 30, 2015	$43,392	$13,706	$1,197,415	$(5,686)	$1,248,827	$1,371	$1,250,198

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$59,839	$59,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,452	64,748
Gains on sales of real estate assets, net	-	(1,475)
Other, net	1,066	1,959
Equity in income of unconsolidated entities, net	(2,153)	(1,568)
Distributions of earnings of unconsolidated entities	2,057	1,503
Equity-based compensation	3,088	3,646
Net loss on extinguishment of indebtedness	-	197
Changes in assets, decrease (increase) in:
Other assets	(3,391)	(1,675)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	3,911	3,664
Accounts payable and accrued expenses	22,722	1,483
Prepaid rents and other	801	1,338
Net cash provided by operating activities	157,392	133,646
Cash Flows From Investing Activities
Development and construction of real estate assets	(99,418)	(84,125)
Proceeds from sales of real estate assets	-	4,529
Capitalized interest	(5,463)	(3,328)
Property capital expenditures	(28,562)	(22,667)
Corporate additions and improvements	(1,158)	(942)
Investments in unconsolidated entities	(125)	(669)
Other investing activities	309	(246)
Net cash used in investing activities	(134,417)	(107,448)
Cash Flows From Financing Activities
Lines of credit proceeds	334,086	-
Lines of credit repayments	(270,229)	-
Payments on indebtedness	(2,270)	(2,167)
Payments of financing costs and other	-	(4,008)
Contributions from the Company related to employee stock purchase and stock option plans	1,886	920
Redemption of common units and other	(34,073)	(28,101)
Contributions from noncontrolling interests - real estate entities	761	-
Distributions to noncontrolling interests - non-Company common unitholders	(166)	(149)
Distributions to preferred unitholders	(2,766)	(2,766)
Distributions to common unitholders	(74,046)	(67,662)
Other financing activities	291	182
Net cash used in financing activities	(46,526)	(103,751)
Net decrease in cash and cash equivalents	(23,551)	(77,553)
Cash and cash equivalents, beginning of period	28,611	140,512
Cash and cash equivalents, end of period	$5,060	$62,959

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

At September 30, 2016, the Company had interests in 24,138 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,266 apartment units in six communities currently under development or in lease-up. At September 30, 2016, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2016, the Company had outstanding 53,509 shares of common stock and owned the same number of units of common limited partnership interests ("Common Units") in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership.  Common Units held by persons other than the Company totaled 113 at September 30, 2016 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership.  The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for Company common stock, the Company's percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.  The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for the three and nine months ended September 30, 2016 and 2015.

Proposed merger

On August 15, 2016, the Company and the Operating Partnership announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mid-America Apartment Communities, Inc. (“MAA”) and Mid-America Apartments, L.P. (“MAA LP”).  The Merger Agreement provides for, among other things, the merger of the Company with and into MAA, with MAA being the surviving entity (the “Parent Merger”), and the merger of the Operating Partnership with and into MAA LP, with MAA LP being the surviving entity (the “Partnership Merger” and, together with the Parent Merger, the “Mergers”). The boards of directors of both the Company and MAA have unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement.  There can be no assurance that this agreement will result in a business combination or merger.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of the Company’s common stock, par value $0.01 per share (other than shares held by any wholly-owned subsidiary of the Company or by MAA or any of its subsidiaries), will be converted into the right to receive 0.71 (the “Exchange Ratio”) shares of MAA common stock, par value $0.01 per share (the “Merger Consideration”), and each outstanding share of 8.50% Series A Cumulative Redeemable Preferred Stock of the Company (“Post Preferred Stock”)

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

will be converted into the right to receive one newly-issued share of 8.50% Series I Cumulative Redeemable Preferred Stock of MAA, which will have the same rights, preferences, privileges and voting powers as the Company’s Preferred Stock. At the effective time of the Partnership Merger, which will occur immediately prior to the Parent Merger, each outstanding limited partnership interest in the Operating Partnership will automatically be converted into 0.71 Class A common units in MAA LP.

Under the terms of the Merger Agreement, at the effective time of the Parent Merger, each outstanding option to purchase shares of the Company’s common stock (each, a “Post Option”) will vest in full and be assumed by MAA. Each Post Option assumed by MAA will continue to have, and be subject to, the same terms and conditions (other than vesting) as were applicable to the corresponding Post Option immediately prior to the effective time of the Parent Merger, but will be exercisable for a number of shares of MAA common stock and at an exercise price calculated based on the Exchange Ratio. In addition, immediately prior to the effective time of the Parent Merger, all outstanding issuance and forfeiture conditions on any shares of the Company’s common stock subject to restricted share awards will be deemed satisfied in full and entitled to receive the Merger Consideration as provided by the Merger Agreement.

The completion of the Mergers is subject to customary conditions, including, among others:  (i) approval by the Company’s and MAA’s respective common shareholders, and approval by the holders of the Class A common units in MAA LP; (ii) the absence of a Material Adverse Change, as defined in the Merger Agreement, for either the Company or MAA; (iii) the receipt of tax opinions regarding REIT status and the tax-free nature of the transaction; and (iv) obtaining certain third party consents.

In connection with the proposed merger transaction, the Company has incurred legal, investment banking and other transaction costs (“Merger expenses”) of $6,468 for the three and nine months ended September 30, 2016.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity.  Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage.  Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities.  The weighted average borrowing costs, expressed as a percentage, were 4.1% and 4.3% for the nine months ended September 30, 2016 and 2015, respectively. Aggregate interest costs capitalized to projects under development or construction were $2,064 and $1,109 for the three months and $5,463 and $3,328 for the nine months ended September 30, 2016 and 2015, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects.  Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $1,394 and $1,237 for the three months and $4,221 and $3,585 for the nine months ended September 30, 2016 and 2015, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes.  Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress.  The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy.  In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

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

Noncontrolling interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” ASC Topic 810, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet).  ASC Topic 810 also clarified the treatment of noncontrolling interests with redemption provisions.  If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity.  At September 30, 2016, the Company had two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership (see note 5) and (2) noncontrolling interests related to its consolidated real estate entities (see note 2).

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

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The Company adopted ASU 2015-02 on January 1, 2016. This new standard did not have a material impact on the Company’s consolidated financial statements.

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest,” were issued.  ASU 2015-03 requires debt issuance costs to be presented as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Further, ASU 2015-03 requires companies to report the amortization of debt issuance costs as interest expense in their consolidated statements of operations.  Effective January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15.  As such, the Company reclassified $4,583 of net debt issuance costs related to its secured and unsecured debt instruments as of December 31, 2015 from Deferred financing costs, net to a reduction of Indebtedness on its consolidated balance sheets. Further, the Company reclassified $290 and $858 from Amortization of deferred financing costs to Interest expense on its consolidated statements of operations for the three and nine months ended September 30, 2015. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements will continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The Company reclassified $2,365 of net debt issuance costs related to its line-of-credit arrangements as of December 31, 2015, from Deferred financing costs, net to Other assets on its consolidated balance sheets and also reclassified $142 and $456 from Amortization of deferred financing costs to Other income (expense), net in its consolidated statements of operations for the three and nine months ended September 30, 2015.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Supplemental cash flow information

Supplemental cash flow information for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended
	September 30,
	2016	2015
Interest paid, net of interest capitalized	$17,981	$20,109
Interest paid, including interest capitalized	23,444	23,437
Income tax payments, net	849	1,298
Non-cash investing and financing activities:
Dividends and distributions payable	25,202	23,868
Construction and property capital expenditure cost accruals, increase (decrease)	13,524	6,398
Adjustments to equity related to redeemable common units and other, net increase (decrease)	(858)	34
Non-cash contribution from noncontrolling interests - real estate assets	-	1,371
Conversions of redeemable common units	475	-

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. The Company did not dispose of any apartment communities in the three or nine months ended September 30, 2016 and had no wholly owned assets classified as held for sale at September 30, 2016.  For the nine months ended September 30, 2015, the Company recognized a gain of $1,773 on the sale of its remaining condominium retail space. In 2015, gains on sales of real estate assets also included state tax expense of $298 related to an asset sale.

Consolidated Joint Venture

In 2015, the Company entered into a joint venture arrangement (the “Joint Venture”) with a private real estate company to develop, construct and operate a 358-unit apartment community in Denver, Colorado.  The Company owns a 92.5% equity interest and will provide construction financing to the Joint Venture.  In 2015, the Joint Venture acquired the land site and initiated the development of the community.  The venture partner will generally be responsible for the development and construction of the community and the Company will manage the community upon its completion.  The Joint Venture was determined to be a variable interest entity with the Company designated as the primary beneficiary.  As a result, the accounts of the Joint Venture are consolidated by the Company.  At September 30, 2016, the Company’s consolidated assets, liabilities and equity included construction in progress of $39,224 and cash and cash equivalents of $101, accounts payable and accrued expenses of $5,323 and noncontrolling equity interests of $2,306 relating to the Joint Venture.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

In September 30, 2016, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C.  The Company has a 25% and 35% equity interest in these Apartment LLCs, respectively. In the third quarter of 2016, the 25% owned Apartment LLC commenced marketing and entered into a contract for sale of the three Atlanta apartment communities owned by the entity. At September 30, 2016, these apartment communities were classified as assets held for sale in the balance sheet data included below. There can be no assurance that this process will result in a sale of these communities.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting.  At September 30, 2016 and December 31, 2015, the Company’s investment in the 35% owned Apartment LLC totaled $3,645 and $3,856, respectively, excluding the credit investments discussed below.  The Company’s investment in the 25% owned Apartment LLC at September 30, 2016 and December 31, 2015 reflects a credit investment of $15,509 and $15,873, respectively.  These

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.  The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs.  The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

	September 30,	December 31,
Apartment LLCs - Balance Sheet Data	2016	2015
Real estate assets, net of accumulated depreciation of $21,914 and $54,936 at September 30, 2016 and December 31, 2015, respectively	$53,535	$208,345
Assets held for sale, net	154,782	-
Cash and other	7,110	5,995
Total assets	$215,427	$214,340
Mortgage notes payable, including $126,669 secured by assets held
for sale	$177,582	$177,503
Other liabilities	3,850	2,994
Total liabilities	181,432	180,497
Members' equity	33,995	33,843
Total liabilities and members' equity	$215,427	$214,340
Company's equity investment in Apartment LLCs (1)	$(11,864)	$(12,017)

1)	At September 30, 2016 and December 31, 2015, the Company’s equity investment includes its credit investments of $15,509 and

$15,873, respectively, discussed above.

	Three months ended		Nine months ended
	September 30,		September 30,
Apartment LLCs - Income Statement Data	2016	2015	2016	2015
Revenues
Rental	$7,325	$7,036	$21,594	$20,677
Other property revenues	519	494	1,607	1,487
Total revenues	7,844	7,530	23,201	22,164
Expenses
Property operating and maintenance	2,558	2,762	8,740	8,919
Depreciation	430	1,453	3,406	4,313
Interest	2,304	2,304	6,872	6,852
Total expenses	5,292	6,519	19,018	20,084
Net income	$2,552	$1,011	$4,183	$2,080
Company's share of net income in Apartment LLCs	$921	$603	$2,153	$1,568

At September 30, 2016, mortgage notes payable included four mortgage notes.  The first mortgage note with a face value of $51,000 bears interest at a stated rate of 3.50% (effective rate of 3.57%), requires monthly interest only payments and matures in 2019. Three mortgage notes payable with a face value totaling $126,724 at September 30, 2016 are secured by the three apartment communities held for sale at September 30, 2016. Two of these mortgage notes with a total face value of $85,724, bear interest at a stated rate of 5.63% (effective rate of 5.76%), require interest only payments and mature in 2017.  The third mortgage note with a total face value of $41,000, bears interest at a stated rate of 5.71% (effective rate of 5.85%), requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.	INDEBTEDNESS

At September 30, 2016 and December 31, 2015, the Company's indebtedness consisted of the following:

	Payment	Stated	Maturity	September 30,	December 31,
Description	Terms	Interest Rate	Date	2016	2015
Senior Unsecured Notes	Int.	3.375% - 4.75% (1)	2017 - 2022 (1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15% (2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99% (3)	2019	187,267	189,537
Unsecured Lines of Credit	Int.	LIBOR +1.05% (4)	2019	63,857	-
				951,124	889,537
Less: Debt Issuance Costs				(3,748)	(4,583)
Total				$947,376	$884,954

1)

Includes unsecured notes totaling $150,000 that mature in 2017 and unsecured notes totaling $250,000 that mature in 2022. The effective interest rates for these unsecured notes are 4.90% and 3.46%, respectively.

2)

Represents the stated rate at September 30, 2016.  As discussed below, the Company has entered into interest rate swap arrangements to effectively fix the stated interest rate at 2.69% under this facility through January 2018 and at 2.52% for the period from January 2018 to January 2020. At September 30, 2016, the effective blended stated interest rate for the term loan was 2.91%.

3)	The effective interest rate on the secured mortgage notes is 6.00%.
4)	Represents the stated rate at September 30, 2016. At September 30, 2016, the one-month LIBOR rate was 0.53%.

Debt maturities

The aggregate maturities (excluding debt issuance costs) of the Company’s indebtedness are as follows:

Remainder of 2016	$801
2017	153,296
2018	3,502
2019	243,525	(1)
2020	300,000
Thereafter	250,000
	$951,124
1)	Includes outstanding balance of $63,857 on the Company’s lines of credit.

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three or nine months ended September 30, 2016.

Unsecured lines of credit

At September 30, 2016, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”). The Syndicated Line had a stated interest rate of LIBOR plus 1.05%, was provided by a syndicate of nine financial institutions and required the payment of annual facility fees of 0.20% of the aggregate loan commitments.  The Syndicated Line matures in January 2019 and may be extended for an additional year at the Company's option, subject to the satisfaction of certain conditions.  The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt.  The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively.  The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions.  The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage and maximum leverage ratios.  The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as unimproved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates.  At September 30, 2016, letters of credit to third parties totaling $169 had been issued for the account of the Company under this facility.

Additionally, at September 30, 2016, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”). The Cash Management Line matures in January 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Unsecured term loan

At September 30, 2016, the Company had outstanding a $300,000 unsecured bank term loan facility (“Term Loan”). The Term Loan carries a stated interest rate of LIBOR plus 1.15%, was provided by a syndicate of eight financial institutions and matures in January 2020.  The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt.  The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Term Loan carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

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

Debt compliance and other

The Company's Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants.  Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements.  Additionally, the Company's ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds.  The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements.  The Company believes it met these financial covenants at September 30, 2016.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017.  Under this program, the Company repurchased 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67 for the nine months ended September 30, 2016. Under this program, for the full year of 2015, the Company repurchased 582 shares of common stock at an aggregate cost of $32,336 and at an average gross price per share of $55.55. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.

The Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this program in 2016 or 2015, and in connection with entering into the Merger Agreement, the Company has discontinued its use.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Common Units”). At September 30, 2016, and December 31, 2015, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $7,477 and $7,133, respectively, representing their fair value at the respective dates. The Company further determined that the noncontrolling interests in consolidated real estate entities totaling $2,306 (see note 2) met the criterion to be classified and accounted for as a component of permanent equity.

A roll-forward of activity relating to the Company’s Redeemable Common Units for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine months ended
	September 30,
	2016	2015
Redeemable common units, beginning of period	$7,133	$7,086

Comprehensive income	122	122
Conversion of redeemable common units for shares	(475)	-
Adjustment for ownership interest of redeemable common units	293	(54)
Stock-based compensation	5	8
Distributions to common unitholders	(166)	(154)
Adjustment to redemption value of redeemable common units	565	20
Redeemable common units, end of period	$7,477	$7,028

6.	COMPANY EARNINGS PER SHARE

For the three and nine months ended September 30, 2016 and 2015, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common shareholders (numerator):
Net income	$17,635	$20,190	$59,839	$59,826
Noncontrolling interests - Operating Partnership	(37)	(43)	(126)	(126)
Preferred stock dividends	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(37)	(47)	(128)	(133)
Net income available to common shareholders, adjusted	$16,639	$19,178	$56,819	$56,801
Common shares (denominator):
Weighted average shares outstanding - basic	53,384	54,326	53,442	54,409
Dilutive shares from stock options	19	16	17	16
Weighted average shares outstanding - diluted	53,403	54,342	53,459	54,425
Per-share amount:
Basic	$0.31	$0.35	$1.06	$1.04
Diluted	$0.31	$0.35	$1.06	$1.04

Stock options to purchase 75 and 28 shares of common stock for the three months and 88 and 28 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted net income per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and nine months ended September 30, 2016 and 2015, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common unitholders (numerator):
Net income	$17,635	$20,190	$59,839	$59,826
Preferred unit distributions	(922)	(922)	(2,766)	(2,766)
Unvested restricted stock (allocation of earnings)	(37)	(47)	(128)	(133)
Net income available to common unitholders, adjusted	$16,676	$19,221	$56,945	$56,927
Common units (denominator):
Weighted average units outstanding - basic	53,500	54,447	53,561	54,530
Dilutive units from stock options	19	16	17	16
Weighted average units outstanding - diluted	53,519	54,463	53,578	54,546
Per-unit amount:
Basic	$0.31	$0.35	$1.06	$1.04
Diluted	$0.31	$0.35	$1.06	$1.04

Stock options to purchase 75 and 28 shares of common stock for the three months and 88 and 28 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted net income per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value.  Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost.  Additionally, the Company records derivative financial instruments at fair value.  The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at September 30, 2016.  Considerable judgment is necessary to interpret market data and estimate fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models.  For the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At September 30, 2016, the Company had outstanding four interest rate swap arrangements with substantially similar terms and conditions that terminate in January 2018.  These arrangements have an aggregate notional value of $300,000, require the Company to pay a blended fixed interest rate of 1.54% (with the counterparties paying the Company the floating one-month LIBOR rate) and terminate in January 2018.  Additionally, at September 30, 2016, the Company had outstanding an additional four interest rate swap arrangements with an aggregate notional value of $300,000 and with similar terms and conditions.  These arrangements require the Company to pay a blended fixed interest rate of 1.37% (with the counterparties paying the Company the floating one-month LIBOR rate) beginning in January 2018 and terminate in January 2020, the maturity date of the Term Loan (together, the “Interest Rate

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Swaps”). The Interest Rate Swaps serve as cash flow hedges for the $300,000 outstanding under the Company’s variable rate Term Loan (see note 4) and provide for a stated blended fixed rate of 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) through January 2018 and 2.52% for the period from January 2018 to January 2020.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at September 30, 2016 and December 31, 2015 were valued as net liabilities of $5,240 and $3,365, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements.  The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs.  However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives.  These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2016	2015	2016	2015

Income (loss) recognized in other comprehensive income	$1,040	$(2,252)	$(4,345)	$(5,096)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(798)	$(1,032)	$(2,470)	$(3,081)

The amounts reported in accumulated other comprehensive income as of September 30, 2016 will be reclassified to interest expense as interest payments are made under the hedged indebtedness.  Over the next year, the Company estimates that $2,592 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.  The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of September 30, 2016, the termination payment by the Company would have been approximately $5,279.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments.  At September 30, 2016, the fair value of fixed rate debt was approximately $606,617 (carrying value of $585,666) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $363,857 (carrying value of $361,710).  At December 31, 2015, the fair value of fixed rate debt was approximately $598,952 (carrying value of $587,588) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,593 (carrying value of $297,366).  Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

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

Segment performance measure

Management uses contribution to consolidated property net operating income ("NOI") as the performance measure for its operating segments. The Company uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company's consolidated statement of operations entitled "net income is the most directly comparable GAAP measure to NOI.

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and nine months ended September 30, 2016 and 2015. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Fully stabilized communities	$92,385	$89,980	$274,059	$265,331
Newly stabilized communities	1,100	1,091	3,278	3,187
Lease-up communities	2,085	313	4,447	336
Other property segments	5,746	6,046	17,165	16,851
Other	273	337	828	924
Consolidated revenues	$101,589	$97,767	$299,777	$286,629
Contribution to Property Net Operating Income
Fully stabilized communities	$58,064	$54,418	$167,763	$161,019
Newly stabilized communities	562	611	1,695	1,687
Lease-up communities	1,020	(179)	1,911	(351)
Other property segments, including corporate management expenses	(440)	(127)	(1,181)	(992)
Consolidated property net operating income	59,206	54,723	170,188	161,363
Interest income	-	34	1	158
Other revenues	273	337	828	924
Depreciation	(23,949)	(22,073)	(69,452)	(64,748)
Interest expense	(7,427)	(8,217)	(22,727)	(24,631)
General and administrative	(4,474)	(4,622)	(13,121)	(13,989)
Investment and development	(44)	(73)	(102)	(583)
Other investment costs	(87)	(165)	(240)	(453)
Merger expenses	(6,468)	-	(6,468)	-
Other expenses	-	-	(400)	-
Equity in income of unconsolidated real estate entities, net	921	603	2,153	1,568
Gains on sales of real estate assets, net	-	-	-	1,475
Other income (expense), net	(316)	(357)	(821)	(1,061)
Net loss on extinguishment of indebtedness	-	-	-	(197)
Net income	$17,635	$20,190	$59,839	$59,826

10.	STOCK-BASED COMPENSATION PLANS

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

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods.  Total compensation expense related to restricted stock was $724 and $851 for the three months and $2,515 and $3,084 for the nine months ended September 30, 2016 and 2015, respectively.  At September 30, 2016, there was $3,548 of unrecognized compensation cost related to restricted stock.  This cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine months ended September 30,
	2016		2015
		Weighted-Avg.		Weighted-Avg.
		Grant-Date Fair		Grant-Date Fair
	Shares	Value (Per Share)	Shares	Value (Per Share)
Unvested shares, beginning of period	78	$56	76	$49
Granted (1)	60	58	68	60
Vested	-	-	(8)	54
Forfeited	(17)	57	-	-
Unvested shares, end of period	121	57	136	54

1)	The total value of the restricted share grants for the nine months ended September 30, 2016 and 2015 was $3,486 and $4,123, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods.  The Company recorded compensation expense related to stock options of $105 and $110 for the three months and $427 and $398 for the nine months ended September 30, 2016 and 2015, respectively, recognized under the fair value method.  At September 30, 2016, there was $590 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the nine months ended September 30, 2016 and 2015 is presented below:

	Nine months ended September 30,
	2016		2015
		Exercise Price		Exercise Price
	Shares	(Per Share)	Shares	(Per Share)
Options outstanding, beginning of period	133	$49	148	$46
Granted	78	58	28	60
Exercised	(37)	45	(43)	47
Forfeited	(19)	57	-	-
Options outstanding, end of period (1)	155	54	133	49
Options exercisable, end of period (1)	65	49	72	46
Options vested and expected to vest, end of period (1)	151	53	130	49
Weighted average fair value of options granted during the period	$9.44		$19.49

1)

At September 30, 2016 the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $1,952, $1,141 and $1,916, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 7.9 years, 6.3 years and 7.8 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.  The total intrinsic value of stock options exercised for the nine months ended September 30, 2016 and 2015 was $567 and $634, respectively.

At September 30, 2016, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges (Per Share)	Options Outstanding			Options Exercisable
	Shares	Weighted Avg. Exercise Price (Per Share)	Weighted Avg. Life (Years)	Shares	Weighted Avg. Exercise Price (Per Share)
$37.04 - $50.30	67	$47	6.2	57	$47
$57.80 - $60.40	88	58	9.1	8	60
Total	155	54	7.9	65	49

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2014.  The maximum number of shares issuable under the ESPP is 250.  The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense.  Total compensation expense relating to the ESPP was $54 and $55 for the three months and $146 and $164 for the nine months ended September 30, 2016 and 2015, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law.  The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense.  Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.  The Company and its subsidiaries, including the Company’s taxable REIT subsidiaries (“TRSs”), income tax returns are subject to examination by federal and state tax jurisdictions for years 2013 through 2015.  Net income tax loss carryforwards and other tax attributes generated in years prior to 2013 are also subject to challenge in any examination of the 2013 to 2015 tax years.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management and other services.  These TRSs are subject to federal and state income taxes.  The income tax attributes associated with the TRSs are not material to the Company’s consolidated financial position or results of operations.

12.	OTHER EXPENSES

Other expenses for the nine months ended September 30, 2016 included casualty losses of $250 related to an extreme weather event in one of the Company’s Texas markets and $150 related to the upgrade of the Company’s human resource information systems.

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

At September 30, 2016, the Company had interests in 24,138 apartment units in 61 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 2,266 apartment units in six communities currently under development or in lease-up.  At September 30, 2016, approximately 30.2%, 21.6%, 13.3% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At September 30, 2016, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership.  Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

The discussion below is combined for the Company and the Operating Partnership as their results of operations and financial conditions are substantially the same except for the effect of the 0.2% weighted average common noncontrolling interest in the Operating Partnership.

Proposed merger

On August 15, 2016, the Company announced that the Company and the Operating Partnership had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Mid-America Apartment Communities, Inc., (“MAA”) and Mid-America Apartments, L.P. (“MAA LP”).  The Merger Agreement provides for, among other things, the merger of the Company with and into MAA, with MAA being the surviving entity (the “Parent Merger”), and the merger of the Operating Partnership with and into MAA LP, with MAA LP being the surviving entity (the “Partnership Merger” and, together with the Parent Merger, the “Mergers”).  The boards of directors of both the Company and MAA have unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Parent Merger, each outstanding share of the Company’s common stock, par value $0.01 per share (other than shares held by any wholly-owned subsidiary of the Company or by MAA or any of its subsidiaries), will be converted into the right to receive 0.71 (the “Exchange Ratio”) shares of MAA common stock, par value $0.01 per share (the “Merger Consideration”), and each outstanding share of 8.50% Series A Cumulative Redeemable Preferred Stock of the Company (“Post Preferred Stock”) will be converted into the right to receive one newly-issued share of 8.50% Series I Cumulative Redeemable Preferred Stock of MAA, which will have the same rights, preferences, privileges and voting powers as the Company’s Preferred Stock.  At the effective time of the Partnership Merger, which will occur immediately prior to the Parent Merger, each outstanding limited partnership interest in the Operating Partnership will automatically be converted into 0.71Class A common units in MAA LP.

Under the terms of the Merger Agreement, at the effective time of the Parent Merger, each outstanding option to purchase shares of the Company’s common stock (each, a “Post Option”) will vest in full and be assumed by MAA.  Each Post Option assumed by MAA will continue to have, and be subject to, the same terms and conditions (other than vesting) as were applicable to the corresponding Post Option immediately prior to the effective time of the Parent Merger, but will be exercisable for a number of shares of MAA common stock and at an exercise price calculated based on the Exchange Ratio.  In addition, immediately prior to the effective time of the Parent Merger, all outstanding issuance and forfeiture conditions on any shares of the Company’s common stock subject to restricted share awards will be deemed satisfied in full and entitled to receive the Merger Consideration as provided by the Merger Agreement.

The Company and MAA have made certain customary representations, warranties and covenants in the Merger Agreement and have agreed to customary covenants, including with respect to the conduct of business prior to the closing and covenants prohibiting the Company and MAA from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to limited exceptions.

The completion of the Mergers is subject to customary conditions, including, among others:  (i) approval by the Company’s and MAA’s respective common shareholders, and approval by the holders of the Class A common units in MAA LP; (ii) the absence of a Material Adverse Change, as defined in the Merger Agreement, for either the Company or MAA; (iii) the receipt of tax opinions regarding REIT status and the tax-free nature of the transaction; and (iv) obtaining certain third party consents.

The Merger Agreement may be terminated under certain circumstances, including by either party if the Mergers have not been consummated on or before February 28, 2017, if a final and non-appealable order is entered prohibiting or disapproving the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.  The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, one party may be required to pay to the other a termination fee of up to $117.0 million and/or reimburse the other party’s transaction expenses up to $10.0 million.

In connection with the proposed merger transaction, the Company has incurred legal, investment banking and other transaction costs (“Merger expenses”) of $6,468 for the three and nine months ended September 30, 2016.

Operations Overview

The following discussion provides an overview of the Company's operations, and should be read in conjunction with the more full discussion of the Company's operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q. The Company uses property net operating income (“NOI”) as a performance measure for its property operating segments. A reconciliation of NOI to net income, the comparable GAAP measure, is provided on page 33.

Property Operations

Favorable market fundamentals and demographics and a steadily improving economy and jobs market and a declining rate of home ownership have contributed to improved multi-family housing demand and, consequently, positive revenue and NOI in the Company’s markets since 2010.  Year-over-year same store revenues and NOI increased by 3.3% and 4.2%, or $8,728 and $6,744, respectively, in the first nine months of 2016, as compared to the first nine months of 2015.  The Company's operating results for the first nine months of 2016 and its outlook for the remainder of 2016 are more fully discussed in the "Results of Operations" and "Outlook" sections below.  The Company's outlook for the remainder of 2016 is based on the expectation that economic and employment conditions will continue to exhibit moderate growth.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected.  Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist for the full year of 2016.

Development Activity

At September 30, 2016, the Company had 2,266 apartment units in six communities under development with total budgeted development and construction costs of $478,600. These communities are summarized in the “Liquidity and Capital Resources” section below under the sub caption “Current Communities under Development”. In 2016, the Company began delivering and leasing apartment units at its Post Parkside at Wade™, Phase II community, containing 406 units. As of October 29, 2016, the apartment community was partially completed and the community was 49.0% leased. Another community, Post Afton Oaks™, containing 388 units, began delivering apartment units in the fourth quarter of 2016. As of October 29, 2016, this apartment community was 2.8% leased. An additional community, The High Rise at Post Alexander™, containing 340 apartment units with total costs of $74,558, achieved stabilized occupancy during the third quarter of 2016.  For these lease-up communities, operating results included increased revenues and NOI of $1,772 and $1,199 for the three months ended and $4,111 and $2,262 for the nine months ended September 30, 2016 compared to the same periods ended September 30, 2015.

The budgeted costs and square footage amounts discussed above are approximate and actual amounts may vary.  The Company currently expects to utilize available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at certain of its existing and new land sites over the next few years.  Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy.  Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.  There can be no assurance that land held for investment will be developed in the future or at all.  Although the Company does not believe that any impairment exists at September 30, 2016, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Common Share Repurchase Program

In the third quarter of 2015, the Company announced an allocation of up to $100,000 of an existing $200,000 repurchase program (see note 5 to the consolidated financial statements) to pursue common share repurchases over an approximate twelve-month period. Under this program, in the first nine months of 2016, the Company repurchased 599 common shares at an aggregate cost of $32,744 and at an average gross price per share of $54.67. Cumulative through September 30, 2016 under this program, the Company repurchased 1,181 shares of common stock at an aggregate cost of $65,080 and at an average gross price per share of $55.10. There can be no assurance that any additional shares will be repurchased under this program.

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

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others.  Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding the proposed merger with MAA, economic and apartment market conditions, the Company’s anticipated operating results in 2016, expectations regarding future impairment charges, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2016 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2016 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2016, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding the Company’s at-the-market common equity program and the use of proceeds thereof, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding  the Company’s ability to maintain its REIT status under the Internal Revenue Code.  Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions.  These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K;
•	Risks related to the Company’s proposed merger transaction as further discussed in Item 1A of this Form 10-Q;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with the Company’s real estate development and construction;
•	Uncertainties associated with the timing and amount of apartment community sales;
•	Exposure to economic and other competitive factors due to market concentration;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;
•	The effects of the Company’s leverage on its risk of default and debt service requirements;
•	The impact of a downgrade in the credit rating of the Company’s securities;
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

•	Any breach of the Company’s privacy or information security systems;
•	The effects of losses from natural catastrophes in excess of insurance coverage;
•	Uncertainties associated with environmental and other regulatory matters;
•	The costs associated with moisture infiltration and resulting mold remediation;
•	Uncertainties associated with increased costs to own and maintain the Company’s apartment communities;
•	Ongoing risks and uncertainties associated with the Company’s previous investment in for-sale condominium housing, including warranty and related obligations;
•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;
•	The Company’s ability to renew leases or relet units as leases expire;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;
•	Increased costs arising from health care reform; and
•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K and those discussed in the Joint Proxy Statement/Prospectus dated September 30, 2016.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies.  The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K.  The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of the Company’s critical accounting policies, please refer to pages 30 to 31 of the Company’s Form 10-K.  There were no significant changes to the Company’s critical accounting policies and estimates for the three and nine months ended September 30, 2016.  The discussion below details the Company’s critical accounting policies related to asset impairments as well as the impact of the new accounting pronouncements relating to revenue recognition, consolidated reporting, the presentation of debt issuance costs and interest expense and the accounting for leases.

Critical accounting policies

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements).  Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets.  The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.).  The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its expected holding period are less than the asset’s net book value.  For real estate assets held for sale, if any, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell.  At September 30, 2016, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed.  See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

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

In April and August 2015, Accounting Standards Update Nos. 2015-03 and 2015-15 (“ASU 2015-03” and “ASU 2015-15”), “Interest-Imputation of Interest,” were issued.  ASU 2015-03 requires debt issuance costs to be presented as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets.  Further, ASU 2015-03 requires companies to report the amortization of debt issuance costs as interest expense in their consolidated statements of operations.  Effective January 1, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15.  As such, the Company reclassified $4,583 of net debt issuance costs related to its secured and unsecured debt instruments as of December 31, 2015 from Deferred financing costs, net to a reduction of Indebtedness on its consolidated balance sheets. Further, the Company reclassified $290 and $858 from Amortization of deferred financing costs to Interest expense on its consolidated statements of operations for the three and nine months ended September 30, 2015. ASU 2015-15 states that debt issuance costs related to line-of-credit arrangements will continue to be classified as deferred assets and ratably amortized over the term of the arrangements. The Company reclassified $2,365 of net debt issuance costs related to its line-of-credit arrangements as of December 31, 2015, from Deferred financing costs, net to Other assets on its consolidated balance sheets and also reclassified $142 and $456 from Amortization of deferred financing costs to Other income (expense), net in its consolidated statements of operations for the three and nine months ended September 30, 2015.

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

For the nine months ended September 30, 2016, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year (fully stabilized communities), (2) one community which reached stabilized occupancy in 2015 (newly stabilized communities), and (3) a portion of two communities in lease-up in 2016 (lease-up communities). There were no wholly owned apartment communities classified as held for sale at September 30, 2016.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred.  During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.  Lease-up deficits were $128 and $677 for the three months and $803 and $849 for the nine months ended September 30, 2016 and 2015, respectively. The Company expects to incur additional lease-up deficits for the remainder of 2016.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and property net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities.  Property net operating income is a supplemental non-GAAP financial measure.  The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to property net operating income.  Property net operating income is reconciled to GAAP net income in the financial information accompanying the tables.  The Company believes that property net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses.  This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings, geographic operations, and individual properties.  Additionally, the Company believes that property net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

All operating communities

The operating performance and capital expenditures for all of the Company's apartment communities and other commercial properties summarized by segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended				Nine months ended
	September 30,		$	%	September 30,		$	%
	2016	2015	Change	Change	2016	2015	Change	Change
Rental and other property revenues
Fully stabilized communities (1)	$92,385	$89,980	$2,405	2.7%	$274,059	$265,331	$8,728	3.3%
Newly stabilized communities (2)	1,100	1,091	9	0.8%	3,278	3,187	91	2.9%
Lease-up communities (3)	2,085	313	1,772	N/A	4,447	336	4,111	N/A
Other property segments (4)	5,746	6,046	(300)	(5.0)%	17,165	16,851	314	1.9%
	101,316	97,430	3,886	4.0%	298,949	285,705	13,244	4.6%
Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	34,321	35,562	(1,241)	(3.5)%	106,296	104,312	1,984	1.9%
Newly stabilized communities (2)	538	480	58	12.1%	1,583	1,500	83	5.5%
Lease-up communities (3)	1,065	492	573	N/A	2,536	687	1,849	N/A
Other property segments, including corporate management expenses (5)	6,186	6,173	13	0.2%	18,346	17,843	503	2.8%
	42,110	42,707	(597)	(1.4)%	128,761	124,342	4,419	3.6%
Property net operating income (6)	$59,206	$54,723	$4,483	8.2%	$170,188	$161,363	$8,825	5.5%
Capital expenditures (7)
Annually recurring	$5,122	$5,406	$(284)	(5.3)%	$14,786	$11,545	$3,241	28.1%
Periodically recurring	$1,354	$2,003	$(649)	(32.4)%	$4,470	$4,526	$(56)	(1.2)%
Average apartment units in service	20,545	20,335	210	1.0%	20,452	20,168	284	1.4%

1)	Communities which reached stabilization prior to January 1, 2015.
2)	Communities which reached stabilized occupancy in 2015.
3)	Communities in lease-up but were not stabilized by the beginning of 2016, including communities stabilized in 2016, if any.
4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations.  Other property segment revenues exclude other corporate revenues of $273 and $337 for the three months and $828 and $924 for the nine months ended September 30, 2016 and 2015, respectively.

5)

Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses.  Corporate property management expenses were $3,058 and $3,152 for the three months and $9,512 and $9,448 for the nine months ended September 30, 2016 and 2015, respectively.

6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fully stabilized community NOI	$58,064	$54,418	$167,763	$161,019
Property NOI from other operating segments	1,142	305	2,425	344
Consolidated property NOI	59,206	54,723	170,188	161,363
Add (subtract):
Interest income	-	34	1	158
Other revenues	273	337	828	924
Depreciation	(23,949)	(22,073)	(69,452)	(64,748)
Interest expense	(7,427)	(8,217)	(22,727)	(24,631)
General and administrative	(4,474)	(4,622)	(13,121)	(13,989)
Investment and development	(44)	(73)	(102)	(583)
Other investment costs	(87)	(165)	(240)	(453)
Merger expenses	(6,468)	-	(6,468)	-
Other expenses	-	-	(400)	-
Equity in income of unconsolidated real estate entities, net	921	603	2,153	1,568
Gains on sales of real estate assets, net	-	-	-	1,475
Other income (expense), net	(316)	(357)	(821)	(1,061)
Net loss on extinguishment of indebtedness	-	-	-	(197)
Net income	$17,635	$20,190	$59,839	$59,826

7)

In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.  Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis.  Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis. Periodically recurring capital expenditures include second generation lease costs on commercial properties of $100 and $87 for the three months and $438 and $250 for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2016	2015	Change	2016	2015	Change
Rental and other revenues	$92,385	$89,980	2.7%	$274,059	$265,331	3.3%
Property operating and maintenance expenses (excluding depreciation and amortization)	34,321	35,562	(3.5)%	106,296	104,312	1.9%
Same store net operating income (1)	$58,064	$54,418	6.7%	$167,763	$161,019	4.2%
Capital expenditures (2)
Annually recurring	$4,927	$5,218	(5.6)%	$14,380	$11,185	28.6%
Periodically recurring	789	1,587	(50.3)%	2,929	3,676	(20.3)%
Total capital expenditures (A)	$5,716	$6,805	(16.0)%	$17,309	$14,861	16.5%
Total capital expenditures per unit
(A ÷ 19,819 units)	$288	$343	(16.0)%	$873	$750	16.4%
Average monthly rental rate per unit (3)	$1,492	$1,456	2.5%	$1,482	$1,446	2.5%
Average economic occupancy (4)	96.9%	97.0%	(0.1)%	96.4%	96.0%	0.4%
Physical occupancy, end of period (4)	95.6%	95.6%	0.0%	95.6%	95.6%	0.0%
Gross turnover (5)	54.5%	55.0%	(0.5)%	52.2%	51.8%	0.4%
Percentage rent increase - new leases (6)	1.1%	1.2%	(0.1)%	1.2%	1.4%	(0.2)%
Percentage rent increase - renewed leases (6)	4.5%	4.7%	(0.2)%	4.7%	4.3%	0.4%

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 35 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$4,927	$5,218	$14,380	$11,185
Newly stabilized communities	-	3	6	6
Lease-up communities	1	-	5	-
Commercial and other segments	194	185	395	354
Total annually recurring capital expenditures	$5,122	$5,406	$14,786	$11,545

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$789	$1,587	$2,929	$3,676
Newly stabilized communities	-	1	-	1
Lease-up communities	-	-	-	-
Commercial and other segments	565	415	1,541	849
Total periodically recurring capital expenditures	$1,354	$2,003	$4,470	$4,526
Total revenue generating capital expenditures	$3,416	$3,707	$9,388	$7,653
Decrease (increase) in capital expenditure accruals, net of commercial leasing costs	$119	$(759)	$(82)	$(1,057)
Total property capital expenditures per statements of cash flows	$10,011	$10,357	$28,562	$22,667

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
4)

Average economic occupancy is defined as gross potential rent plus other rental fees less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage.  Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units.  The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts.  Average economic occupancy, including these amounts, would have been 96.5% and 96.5% for the three months ended and 96.0% and 95.4% for the nine months ended September 30, 2016 and 2015, respectively.  For the three months ended September 30, 2016 and 2015, net concessions were $226 and $280, respectively, and employee discounts were $185 and $161, respectively. For the nine months ended September 30, 2016 and 2015, net concessions were $651 and $1,037, respectively, and employee discounts were $554 and $482, respectively.  Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.

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

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

The Operating Partnership reported net income available to common unitholders of $16,713 for the three months ended September 30, 2016 compared to $19,268 for the three months ended September 30, 2015.  The Company reported net income available to common shareholders of $16,676 for the three months ended September 30, 2016, compared to $19,225 for the three months ended September 30, 2015.  As discussed below, the decrease in income between periods primarily reflects merger-related expenses in 2016 related to the proposed merger discussed under the heading “Proposed Merger,” on page 28, and increased depreciation expense on lease-up and fully stabilized communities, partially offset by the increased operating performance of fully stabilized and lease-up communities and reduced interest expense.

Rental and other revenues from property operations increased $3,886 or 4.0% from 2015 to 2016 primarily due to increased revenues from the Company’s fully stabilized communities of $2,405 or 2.7%, increased revenues of $1,772 from lease-up communities, partially offset by decreased revenues of $291 from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from lease-up communities primarily reflects the lease-up of one community that began its initial lease-up in mid-2015 and achieved stabilized occupancy in the third quarter of 2016 as well as the initial lease-up of one community that began leasing in the third quarter of 2016. The revenue decrease from other property segments primarily reflects modest decreases at commercial properties.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $597 or 1.4% from 2015 to 2016 primarily due to decreases from fully stabilized communities of $1,241 or 3.5%, partially offset by increases of $573 from lease-up communities, and increases of $71 from other property segments.  The decreased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one community that began its initial lease-up in mid-2015 and achieved stabilized occupancy in the third quarter of 2016 and initial leasing expenses at another community that began leasing activities in mid-2016. The expense increase from other property segments primarily reflects modest increases at newly stabilized communities.

In 2016 and 2015, there were no sales of wholly owned apartment communities.

Depreciation expense increased $1,876 or 8.5% from 2015 to 2016 primarily due to increased depreciation of $929 primarily related to the completion of apartment units at one lease-up community in the second and third quarters of 2015, the completion of apartment units at another lease-up community in the second quarter and third quarters of 2016 as well as general increases in depreciation of $648 at fully stabilized communities reflecting on-going capital expenditures, including unit upgrades throughout the portfolio.

General and administrative expenses decreased $148 or 3.2% from 2015 to 2016 primarily due to decreased legal and other professional fee expenses as well as moderately lower long-term incentive plan expenses in 2016 due to the departure of an executive officer in the second quarter of 2016, partially offset by somewhat higher annual incentive plan expenses and modest salary increases in 2016 resulting from the timing of expense recognition between years, increased executive search expenses and increased technology costs related to system upgrades completed in prior years and increased technology development costs related to customer facing technology initiatives.

Investment and development expenses decreased $29 or 39.7% from 2015 to 2016 primarily due to increased capitalization of development personnel and associated costs to development projects of $157 between years. This increase was due to increased capitalization at two communities commenced in the second half of 2015, partially offset by the reduction of development capitalization at one community that was completed in 2015. Additionally, development personnel and other costs increased by $128 between years. The Company expects that the capitalization of development costs and expenses will be moderately higher in the full year 2016, which will result in decreased net investment and development expenses for the full year 2016.

Other investment costs decreased $78 or 47.3% from 2015 to 2016.  Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2015.

Interest expense decreased $790 or 9.6% from 2015 to 2016 primarily due to increased interest capitalization to development projects of $955 in 2016, partially offset by increased interest expense of $226 on credit facility borrowings used to fund on-going construction and development activities. Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at six communities under construction that commenced in 2014 and 2015, partially offset by decreased interest capitalization on one community completed in 2015. The Company expects interest expense for the full year of 2016 to be lower than in 2015 due to increased interest capitalization on increased development and construction activities between years, partially offset by increased interest costs on anticipated line of credit facility borrowings to be used to fund construction and development activities.

Merger expenses of $6,468 in 2016 primarily consisted of legal, investment banking and other transaction costs associated with the proposed merger transaction initiated in the third quarter (see page 28 for a discussion of the proposed merger transaction).

Annually recurring and periodically recurring capital expenditures decreased $933 or 12.6% from 2015 to 2016.  The decrease in periodically recurring capital expenditures of $649 primarily reflects decreased exterior remediation and structural expenditures at one community, partially offset by increased tenant improvements at an office property in 2016 and increased remediation and structural expenditures at another community in 2016.  For the full year 2016, the Company expects periodically recurring capital expenditures to be moderately lower than 2015 primarily due to timing of structural and exterior remediation projects between years partially offset by the timing of expected increases in tenant improvements at office and retail properties between years.  The decrease in annually recurring capital expenditures of $284 primarily reflects decreased net structural, HVAC and window replacement projects at three properties in 2016, partially offset by increased common area flooring, activity center and leasing office upgrades and roofing expenditures at five properties in 2016. In 2016, more of the expected annual recurring capital expenditures occurred in the first half of the year compared to the second half of the year in 2015. For the full year 2016, the Company expects annually recurring capital expenditures to be moderately higher than 2015 primarily due to modest increases throughout the portfolio in 2016.

Fully stabilized communities

Rental and other revenues increased $2,405 or 2.7% from 2015 to 2016.  This increase primarily resulted from a 2.5% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $2,138 between periods.  Average economic occupancy decreased from 97.0% in 2015 to 96.9% in 2016. The occupancy change between periods resulted in increased vacancy losses of $104.  The remaining increase in rental and other property revenues of $371 was primarily due to increased leasing fees, increased utility reimbursement revenues and lower net concessions between years.  Average rental rate increases were primarily due to increasing rental demand resulting from a steadily improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2016.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $1,241 or 3.5% from 2015 to 2016.  This decrease was primarily due to decreased property tax expenses of $1,457 or 10.0% and decreased personnel expenses of $146 or 2.0%, partially offset by increased maintenance expenses of $153 or 3.1%. The decrease in property tax expenses primarily reflects favorable prior year net tax settlements of $1,247 recorded in 2016 and favorable adjustments to estimated current year property tax expenses resulting from favorable real estate valuation reductions in certain markets in 2016, partially offset by general increases in overall valuations by tax authorities in certain other Company markets. The decrease in personnel expenses primarily reflects increased personnel allocations to phased lease-up properties of $137 between years. Maintenance expenses increased primarily due to higher interior and equipment repair expenses, increased fire system inspection and repair expenses as well as the general timing of other expenditures between years. See the “Outlook” section below for a discussion of expense trends for 2016.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

The Operating Partnership reported net income available to common unitholders of $57,073 for the nine months ended September 30, 2016 compared to $57,060 for the nine months ended September 30, 2015.  The Company reported net income available to common shareholders of $56,947 for the nine months ended September 30, 2016, compared to $56,934 for the nine months ended September 30, 2015.  As described below, the small increase in income between periods primarily reflects the increased operating performance of fully stabilized and lease-up communities and reduced interest expense, largely offset by merger-related expenses in 2016 related to the proposed merger discussed under the heading “Proposed Merger,” on page 28, increased depreciation expense on lease-up and fully stabilized communities, as well as the impact of a gain on the sale of a retail asset in 2015.

Rental and other revenues from property operations increased $13,244 or 4.6% from 2015 to 2016 primarily due to increased revenues from the Company’s fully stabilized communities of $8,728 or 3.3%, increased revenues of $4,111 from lease-up communities and increased revenues of $405 from other property segments. The revenue increase from fully stabilized communities is discussed in more detail below.  The revenue increase from lease-up communities primarily reflects the lease-up of one community that began its initial lease-up in mid-2015 and achieved stabilized occupancy in the third quarter of 2016 as well as the initial lease-up of one community that began leasing in the third quarter of 2016. The revenue increase from other property segments primarily reflects modest increases in newly stabilized communities and corporate apartment revenues.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,419 or 3.6% from 2015 to 2016 primarily due to increases from fully stabilized communities of $1,984 or 1.9%, increases of $1,849 from lease-up communities, and increases of $586 from other property segments.  The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one community that began its initial lease-up in mid-2015 and achieved stabilized occupancy in the third quarter of 2016 and initial leasing expenses at another community that began leasing newly stabilized communities activities in mid-2016. The expense increase from other property segments primarily reflects modest increases in newly stabilized communities and corporate apartment expenses.

In 2016 and 2015, there were no sales of wholly owned apartment communities. Gains on sales of real estate assets in 2015 included a gain of $1,773 on the sale of the Company’s remaining condominium retail space as well as $298 of state tax expense related to an asset sale.

Depreciation expense increased $4,704 or 7.3% from 2015 to 2016 primarily due to increased depreciation of $2,562 primarily related to the completion of apartment units at one lease-up community in the second and third quarters of 2015, the completion of apartment units at another lease-up community in the second and third quarters of 2016 as well as general increases in depreciation of $1,823 at fully stabilized communities reflecting on-going capital expenditures, including unit upgrades throughout the portfolio.

General and administrative expenses decreased $868 or 6.2% from 2015 to 2016 primarily due to decreased legal and professional fee expenses as well as moderately lower long-term incentive plan expenses in 2016 resulting primarily from the departure of an executive officer in the second quarter of 2016, the retirement of a senior officer in the first quarter of 2015 and due to reduced restricted share grants for certain other officers in 2016, partially offset by somewhat higher annual incentive plan expenses resulting from the timing of expense recognition between years, modest salary increases in 2016, increased executive search expenses, increased technology costs related to system upgrades completed in prior years and increased technology development costs related to customer facing technology initiatives.

Investment and development expenses decreased $481 or 82.5% from 2015 to 2016 primarily due to decreased capitalization of development personnel and associated costs to development projects of $636 between years. This decrease was due to increased capitalization at two communities commenced in the second half of 2015, partially offset by the reduction of development capitalization at one community that was completed in 2015. Additionally, development personnel and other costs increased by $155 between years. The Company expects that the capitalization of development costs and expenses will be moderately higher in full year 2016, which will result in decreased net investment and development expenses for the full year 2016.

Other investment costs decreased $213 or 47.0% from 2015 to 2016.  Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2015.

Interest expense decreased $1,904 or 7.7% from 2015 to 2016 primarily due to increased interest capitalization to development projects of $2,135 in 2016, partially offset by increased interest expense of $458 on credit facility borrowings used to fund on-going construction and development activities.  Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at six communities under construction that commenced in 2014 and 2015, partially offset by decreased interest capitalization on one community completed in 2015. The Company expects interest expense for the full year of 2016 to be lower than in 2015 due to increased interest capitalization on increased development and construction activities between years, partially offset by increased interest costs on anticipated line of credit facility borrowings to be used to fund construction and development activities.

Merger expenses of $6,468 in 2016 primarily consisted of legal, investment banking and other transaction costs associated with the proposed merger transaction initiated in the third quarter (see page 28 for a discussion of the proposed merger transaction).

Other expenses in 2016 included casualty losses of $250 related to an extreme weather event in one of the Company’s Texas markets and $150 related to the upgrade of the Company’s human resources information systems.

Annually recurring and periodically recurring capital expenditures increased $3,185 or 19.8% from 2015 to 2016.  The decrease in periodically recurring capital expenditures of $56 primarily reflects decreased exterior remediation and structural expenditures at four communities mostly offset by increased exterior remediation and structural expenditures at three communities and increased tenant improvements at an office property in 2016 as well as the impact of a $545 litigation recovery in 2015 related to vendor damages to sprinkler systems at one community.  For the full year 2016, the Company expects periodically recurring capital expenditures to be moderately lower than 2015 primarily due to timing of structural and exterior remediation projects between years partially offset by the timing of expected increases in tenant improvements at office and retail properties between years.  The increase in annually recurring capital expenditures of $3,241 primarily reflects increased roofing, common area flooring, activity center and leasing office upgrades and water heater expenditures at eleven properties, partially offset by decreased net structural improvements at one community in 2016 as well as the general timing of other expenditures between years. In 2016, more of the expected annual recurring capital expenditures occurred in the first half of the year compared to the second half of the year in 2015. For the full year 2016, the Company expects annually recurring capital expenditures to be moderately higher than 2015 primarily due to modest increases throughout the portfolio in 2016.

Fully stabilized communities

Rental and other revenues increased $8,728 or 3.3% from 2015 to 2016.  This increase primarily resulted from a 2.5% increase in the average monthly rental rate per apartment unit between periods.  The increase in average rental rates resulted in a revenue increase of approximately $6,546 between periods.  Average economic occupancy increased from 96.0% in 2015 to 96.4% in 2016. The occupancy change between periods resulted in decreased vacancy losses of $668.  The remaining increase in rental and other property revenues of $1,514 was primarily due to increased leasing fees, increased utility reimbursement revenues and lower net concessions between years.  Average rental rate increases were primarily due to increasing rental demand resulting from a steadily improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2016.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,984 or 1.9% from 2015 to 2016.  This increase was primarily due to increased maintenance expenses of $1,102 or 7.5%, increased personnel expenses of $82 or 0.4%, increased insurance expenses of $313 or 7.7% and increased other expenses of $426 or 6.1%.  These expense increases were somewhat offset by decreased property tax expenses of $65 or 0.2%. Maintenance expenses increased primarily due to increased interior and exterior paint expenses, increased interior and equipment repair expenses, increased fire system inspection and repair expenses, somewhat higher resident turnover between years as well as the general timing of landscaping and other expenditures between years. The increase in personnel expenses primarily reflects modest salary increases, somewhat higher incentive bonuses reflecting improved operating results, partially offset by increased allocations to phased lease-up properties of $546 between years. The increase in insurance expenses primarily reflects somewhat higher deductible costs not covered under the Company’s property insurance program between years. The increase in other expenses primarily reflects increased information technology expenses in 2016. The decrease in property tax expenses primarily reflects increased prior year net tax settlements of $968 between years and favorable adjustments to estimated current year property tax expenses resulting from favorable real estate valuation reductions in certain markets in 2016, partially offset by general increases in overall valuations by tax authorities in certain other Company markets. See the “Outlook” section below for a discussion of expense trends for 2016.

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

The Company's outlook for the full year 2016 is based on the expectation that economic and employment conditions will continue to steadily improve.  However, there continues to be risk and uncertainty in the economy and the jobs market.  If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company's operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company's markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist for the full year 2016.

Rental and other revenues from fully stabilized communities are expected to increase moderately for the full year of 2016, compared to 2015, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels for the year relatively consistent with those in 2015. The rate of revenue growth for 2016 is expected to be somewhat consistent with 2015, as increased demand attributable to a steadily improving economy and jobs market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2016, compared to 2015.  The Company expects personnel and maintenance expenses to be the largest contributors to operating expense growth. The Company expects only modest growth in property tax expense in 2016 due to favorable prior year and current year valuation reductions in certain markets.  As a result, management expects fully stabilized community net operating income to increase modestly for 2016. Further, management expects net operating income from lease-up communities to increase moderately in 2016 primarily due to the lease-up and stabilization of one community in 2016.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase modestly for 2016, compared to 2015 but are expected to be substantially offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2016 due to the on-going construction of six apartment communities under construction at September 30, 2016. Other expenses are expected to increase significantly in 2016 due to expected technology system upgrades, marketing and advertising initiatives as well as actual and anticipated merger related expenses in 2016. In the fourth quarter of 2016, the Company expects to continue to incur significant merger-related expenses associated with the proposed merger transaction.

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

The Company’s net cash provided by operating activities increased from $133,646 for the nine months ended September 30, 2015 to $157,392 for the nine months ended September 30, 2016 primarily due to the favorable change in the working capital components (increase in accounts payable and accrued expenses due to the timing of real estate tax payments) included in operations activities as well as reduced net interest expense and increased property net operating income in 2016 from fully stabilized and lease-up communities, partially offset by merger-related expenses. For the full year 2016, the Company expects cash flows from operating activities to decline moderately resulting from increased merger-related expenses, partially offset by increases in property net operating income from fully stabilized and lease-up communities and due to lower net interest expense in 2016.

Net cash flow used in investing activities increased from $107,448 for the nine months ended September 30, 2015 to $134,417 for the nine months ended September 30, 2016 primarily due to increased construction and development expenditures between periods, as the Company has six development projects currently under construction in 2016, increased property capital expenditures due to the timing of the spending between years and the absence of asset sales in 2016.  For the full year 2016, the Company expects to continue to incur development expenditures on its existing development projects. See “Current Development Activity” below for further information.

Net cash flows used in financing activities decreased from $103,751 for the nine months ended September 30, 2015 to $46,526 for the nine months ended September 30, 2016, primarily due to increased line-of-credit facility borrowings in 2016, partially offset by increased common share repurchases in 2016 and increased dividends to shareholders in 2016.  For the full year 2016, based on its current outlook, the Company expects continued increases in line of credit borrowings primarily to fund on-going construction and development expenditures.

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

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures.  These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the nine months ended September 30, 2016, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

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

As previously discussed, the Company has used the proceeds from the sale of selected residential and retail communities as one means of funding its development and acquisition activities.  Total net sales proceeds from asset sales for the nine months ended September 30, 2016 and for the full year of 2015 were $0 and $4,529, respectively.  As of September 30, 2016, the Company had no wholly owned apartment communities held for sale. In the three months ended September 30, 2016, an unconsolidated entity in which the Company owns a 25% interest entered into a contract for the sale of the three apartment communities held in the entity. The Company’s share of the estimated net proceeds from the proposed sale, net of debt prepayment penalties, is currently estimated to be $21,000 to $24,000. There can be no assurance that any sale will occur or that estimated cash proceeds will be realized.

The Company has an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock.  The Company has not used this or a previous program in recent years and had 4,000 shares available for issuance at September 30, 2016. The Company has used previous at-the-market common equity programs as an additional source of capital and liquidity and to maintain the strength of its balance sheet.  In connection with entering into the Merger Agreement, the Company has discontinued the use of this program.

As of September 30, 2016, the Company has principal payment obligations and maturities of long-term indebtedness of $801, $153,296 and $3,502 in 2016, 2017 and 2018, respectively.  Additionally, as of September 30, 2016, the Company’s aggregate pipeline of six apartment communities under construction totaled approximately $478,600, of which approximately $210,400 remained to be funded by the Company.  The Company currently expects to utilize retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other unsecured and secured indebtedness and, from time to time, asset sales to fund future debt maturities and estimated construction expenditures.

A summary of the Company’s outstanding debt and debt maturities at September 30, 2016 is included in note 4 to the consolidated financial statements. In the first nine months of 2016, there were no issuances or retirements of secured or unsecured indebtedness. In 2016, the Company entered into four new interest rate swap arrangements with an aggregate notional value of $300,000 that will serve as cash flow hedges for a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of Term Loan and the termination date of the interest rate swaps. These interest rate swap arrangements will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period. See “Part I, Item 3” of this Form 10-Q for a further discussion of these interest swap arrangements.

As of October 29, 2016, the Company had outstanding borrowings of $95,400 and outstanding letters of credit of $169 under its $330,000 combined unsecured revolving line of credit facilities.  The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, Term Loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements.  Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, Term Loan and senior unsecured notes at September 30, 2016.

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

Stock and debt repurchase programs

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017.  In August 2015, the Company announced an allocation of up to $100,000 of this capacity to pursue common share repurchases over an approximate 12-month period. In the nine months ended September 30, 2016, under this program, the Company repurchased 599 shares of common stock at an aggregate cost of $32,744 and at an average gross price per share of $54.67.  Cumulatively through September 30, 2016, under this program, the Company has repurchased 1,181 shares of common stock at an aggregate cost of $65,080 and at an average gross price per share of $55.10. Correspondingly, the Operating Partnership has repurchased the same number and amount of common units from the Company.  In connection with entering into the Merger Agreement, the Company has discontinued repurchasing any shares of common or preferred stock.

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

Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
New community development and acquisition activity (1)	$42,502	$38,908	$104,881	$87,453
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	3,416	3,707	9,388	7,653
Other community additions and improvements (3)	1,354	2,003	4,470	4,526
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	5,122	5,406	14,786	11,545
Corporate additions and improvements	304	400	1,158	942
	$52,698	$50,424	$134,683	$112,119
Other Data
Capitalized interest	$2,064	$1,109	$5,463	$3,328
Capitalized development and associated costs (5)	$1,394	$1,237	$4,221	$3,585

1)	Reflects aggregate land and community development and acquisition costs.
2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
3)

Represents property improvement expenditures that generally occur less frequently than on an annual basis. Amounts include second generation lease costs on commercial properties of $100 and $87 for the three months and $438 and $250 for the nine months ended September 30, 2016 and 2015, respectively.

4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Current communities under development

At September 30, 2016, the Company had 2,266 apartment units in six communities under development and in lease-up. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Sq. Ft. (1)	Cost (2)	Sq. Ft. (3)	9/30/2016	Available	Occup. (4)	Leased (5)
Under construction
Post Parkside at WadeTM, II	Raleigh, NC	406	910	-	$58.3	$158	$52.6	2Q 2016	3Q 2017	49.0%
Post Afton OaksTM	Houston, TX	388	867	-	79.9	238	72.3	4Q 2016	1Q 2018	2.8%
Post South LamarTM, II	Austin, TX	344	734	5,800	65.6	254	39.5	2Q 2017	3Q 2018	N/A
Post Millennium MidtownTM (6)	Atlanta, GA	332	926	-	90.6	295	36.4	3Q 2017	4Q 2018	N/A
Post River NorthTM (7)	Denver, CO	358	818	-	88.2	301	39.2	3Q 2017	4Q 2018	N/A
Post Centennial ParkTM	Atlanta, GA	438	808	-	96.0	271	28.2	1Q 2018	2Q 2019	N/A
Total		2,266		5,800	$478.6		$268.2

1)	Square footage amounts are approximate. Actual square footage may vary.
2)

To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.

3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
5)	Represents unit status as of October 29, 2016.
6)

Unit count for Post Millennium Midtown™ was reduced from 356 units to 332 units and the estimated average unit size was increased from 864 square feet to 926 square feet resulting from design changes to incorporate larger floor plans in the community.

7)

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and nine months ended September 30, 2016 and 2015 is as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available to common shareholders	$16,676	$19,225	$56,947	$56,934
Noncontrolling interests - operating partnership unitholders	37	43	126	126
Depreciation on consolidated real estate assets	23,580	21,712	68,367	63,697
Depreciation on real estate assets held in unconsolidated entities	151	300	755	899
Gains on sales of depreciable real estate assets	-	-	-	(1,475)
Funds from operations available to common shareholders and unitholders (1)	$40,444	$41,280	$126,195	$120,181

Weighted average shares outstanding - diluted (2)	53,524	54,478	53,582	54,556
Weighted average shares and units outstanding - diluted (2)	53,640	54,599	53,701	54,677

1)

For the three and nine months ended September 30, 2016, FFO included merger-related expenses associated with a proposed merger transaction of $6,468. For the nine months ended September 30, 2015, FFO included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities.

2)

Diluted weighted average shares and units included the impact of dilutive securities totaling 19 and 16 for the three and 17 and 16 for the nine months ended September 30, 2016 and 2015, respectively. Additionally, diluted weighted average shares and units included the impact of non-vested shares and units totaling 121 and 136 for the three and 123 and 131 for the nine months ended September 30, 2016 and 2015, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At September 30, 2016 the Company had outstanding variable rate debt of $63,857 tied to LIBOR under its aggregate $330,000 line of credit arrangements.  At September 30, 2016, the Company also had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements).  In addition, the Company had outstanding four interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $300,000.  These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide a current stated blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% through January 2018, the termination date of the four swaps. In 2016, the Company entered into four additional interest rate swap arrangements with an aggregate notional value of $300,000 that will serve as cash flow hedges for a corresponding amount of Term Loan indebtedness for the period from January 2018 through January 2020, the maturity date of the Term Loan. These interest rate swap arrangements will effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.37% during this period. The stated blended interest rate for $300,000 of Term Loan borrowings for the period from January 2018 to January 2020 will be approximately 2.52%. In addition, the Company has interest rate risk associated with fixed rate debt at maturity.  The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

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

The table below provides information, including the fair value measured in accordance with ASC Topic 815, about the Company’s derivative financial instruments that are sensitive to changes in interest rates, as of September 30, 2016. For the Company’s interest rate swap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value Asset (Liab.)

Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(2,510)

Interest rate swap - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(715)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$100,000	(3)	1.43%	one-month LIBOR	1/19/2020	$(793)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$50,000	(3)	1.34%	one-month LIBOR	1/19/2020	$(310)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$50,000	(3)	1.32%	one-month LIBOR	1/19/2020	$(284)

Interest rate swap - variable to fixed (one) (3)	Term loan borrowings	$100,000	(3)	1.35%	one-month LIBOR	1/19/2020	$(628)
							$(5,240)

1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
2)	Cash payments under this arrangement began in July 2012.
3)	Cash payments under these arrangements commence in January 2018.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815.  For the nine months ended September 30, 2016, other than borrowings on the unsecured revolving lines of credit and the interest rate swap arrangements entered into in 2016 (see note 4 to the consolidated financial statements), there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has floating rate LIBOR-based borrowings outstanding of $63,857 as of September 30, 2016, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, a 1% change in interest rates would cause a $639 increase (decrease) in the Company’s interest costs.

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

The Company’s Risk Factors, as previously disclosed in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2015, could adversely affect the Company’s business, financial condition, results of operations and cash flows.  In addition to those risks, the Company is subject to the following additional risks related to the proposed merger, as previously discussed in this Form 10-Q.  The capitalized terms used herein are defined in Part 1, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q:

The Mergers are subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Mergers or adversely impact the Company’s ability to complete the transactions.

The completion of the Mergers is subject to certain conditions, including, among others, the receipt of the requisite approvals of the Company’s and MAA’s common shareholders and other customary closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Mergers will be completed during the fourth quarter of 2016, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an event, development or change will not transpire that could delay or prevent these conditions from being satisfied. Either the Company or MAA may terminate the Merger Agreement if the Mergers have not been consummated by February 28, 2017.  However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Mergers.  Accordingly, there can be no assurance with respect to the timing of the closing of the Mergers, whether the Mergers will be completed at all and when the Company’s shareholders and the Operating Partnership’s unitholders will receive the Merger consideration, if at all.

The exchange ratio is fixed and will not be adjusted in the event of any change in the share prices of either the Company or MAA.

Upon the consummation of the Parent Merger, each share of the Company’s common stock will be converted into the right to receive 0.71 shares of MAA common stock, with cash paid in lieu of any fractional share. This exchange ratio was fixed in the Merger Agreement and, except for certain adjustments on account of changes in the capitalization of the Company or MAA, will not be adjusted for changes in the market prices of either shares of the Company’s or MAA’s common stock. The same exchange ratio will also be used to determine the number of MAA LP units that will be issued to Operating Partnership unitholders upon the consummation of the Partnership Merger.

Changes in the market price of shares of MAA common stock prior to the Mergers will affect the market value of the Merger consideration that the Company’s common shareholders or the Operating Partnership’s unitholders will receive on the closing date of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond the control of the Company), including the following factors:

•	Changes in the respective businesses, operations, assets, liabilities and prospects of the Company or MAA;
•	Changes in market assessments of the business, operations, financial position and prospects of the Company, MAA or the resulting surviving entity (the “Combined Corporation”);
•	Market assessments of the likelihood that the Mergers will be completed;
•	Interest rates, general market and economic conditions and other factors generally affecting the market prices of shares of the Company’s or MAA’s common stock;
•	Federal, state and local legislation, governmental regulation and legal developments affecting the business environments in which the Company and MAA operate; and
•	Other factors beyond the control of the Company and MAA, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of MAA common stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed, and on the date of the Special Shareholders’ Meetings of the Company and MAA. As a result, the market value of the Merger consideration to be received by the Company’s common shareholders and the Operating Partnership’s unitholders represented by the exchange ratio will also vary.

Because the Mergers will be completed after the date of the Special Shareholders’ Meetings, at the time of the Company’s Special Shareholders’ Meeting, common shareholders will not know the exact market value of the shares of MAA common stock that they or the Operating Partnership’s unitholders will receive upon completion of the Mergers.

Therefore, while the number of shares of MAA common stock to be issued per share of the Company’s common stock is fixed, the Company’s common shareholders and the Operating Partnership’s unitholders cannot be sure of the market value of the consideration they will receive upon completion of the Mergers.

The Company shareholders who receive shares of MAA 8.50% Series I preferred stock cannot be sure of the market price of shares of MAA 8.50% Series I preferred stock that they will receive as consideration in the Parent Merger.

Upon the consummation of the Parent Merger, the Company’s shareholders who hold the Company’s 8.50% Series A preferred stock will receive newly issued shares of MAA 8.50% Series I preferred stock. Prior to the Parent Merger, there will not be an established public trading market for MAA 8.50% Series I preferred stock. The market price of MAA Series I preferred stock will be unknown until the commencement of trading upon completion of the Mergers.

The voting power of the Company’s common shareholders will be diluted by the Mergers.

The Parent Merger will result in the Company’s common shareholders having an ownership stake in the Combined Corporation that is smaller than their current stake in the Company. Consequently, the Company’s common shareholders, as a general matter, will have less influence over the management and policies of the Combined Corporation after the effective time of the Mergers than they currently exercise over the management and policies of the Company, as applicable.

Failure to complete the Mergers could negatively affect the stock prices and the future business and financial results of the Company.

If the Mergers are not completed, the ongoing businesses of the Company could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:

•	The Company being required, under certain circumstances, to pay to MAA a termination fee of $117.0 million and/or up to $10.0 million in expense reimbursement;
•	Having to pay certain costs relating to the proposed Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees;
•	Diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers; and
•	Reputational harm due to the adverse perception of any failure to complete the Mergers.

If the Mergers are not completed, these risks could materially affect the business, financial results and stock price of the Company.

The pendency of the Mergers could adversely affect the business and operations of the Company.

Prior to the effective time of the Mergers, some tenants or vendors of the Company may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Mergers are completed.  Similarly, current and prospective employees of the Company may experience uncertainty about their future roles following the Mergers, which may materially adversely affect the ability of the Company to attract and retain key personnel during the pendency of the Mergers.  In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions could prove beneficial.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions necessary to comply with the fiduciary duties of the Company’s board of directors, restrict the ability of the Company to initiate, solicit or knowingly facilitate any third-party proposals to acquire all or a significant part of the Company.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Mergers.

If the Parent Merger does not qualify as a tax-free reorganization, the Company’s shareholders may recognize a taxable gain.

The Parent Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. As a result, the Company’s shareholders who are U.S. holders are not expected to recognize gain or loss as a result of the Parent Merger (except with respect to the receipt of cash in lieu of fractional shares of the Combined Corporation common stock). The closing of the Parent Merger is conditioned on the receipt by the Company of an opinion from its respective counsel to the effect that the Parent Merger will qualify as a reorganization. However, these legal opinions will not be binding on the IRS or on the courts. If for any reason the Parent Merger does not qualify as a tax-free reorganization, then each the Company’s shareholders generally would recognize gain or loss, for U.S. federal income tax purposes, equal to the difference between the sum of the fair market value of the Combined Corporation common stock, MAA 8.50% Series I preferred stock and cash in lieu of any fractional share of the Combined Corporation common stock received by the shareholder in the Parent Merger and the shareholder’s adjusted tax basis in the shares of the Company’s common stock and/or the Company’s 8.50% Series A preferred stock exchanged therefor. Moreover, under the “investment company” rules under Section 368 of the Code, if both the Company and MAA are “investment companies” under such rules, the failure of either the Company or MAA to qualify as a REIT could cause the Parent Merger to be taxable to the Company or MAA, respectively, and its shareholders.

Some of the directors and executive officers of the Company have interests in seeing the Mergers completed that are different from, or in addition to, those of the other Company shareholders.

Some of the directors and executive officers of the Company have arrangements that provide them with interests in the Mergers that are different from, or in addition to, those of the shareholders of the Company generally. These interests include, among other things, the continued service as a director or an executive officer of the Combined Corporation, or, in the alternative, a sizeable severance payment if terminated upon, or following, consummation of the Mergers. These interests, among other things, may influence or may have influenced the directors and executive officers of the Company to support or approve the Mergers.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2016 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 -
July 31, 2016	—	$—	—	$134,920
August 1, 2016 -
August 31, 2016	—	—	—	134,920
September 1, 2016 -
September 30, 2016	—	—	—	134,920
Total	—	$—	—	$134,920

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

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description
2.1(a)	—

Agreement and Plan of Merger, dated as of August 15, 2016, among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc., Post GP Holdings, Inc., and Post Apartment Homes, L.P.

3.1(b)	—	Articles of Incorporation of the Company
3.2(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(d)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(e)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
3.7(a)	—	Amendment to Amended and Restated By-Laws of Post Properties, Inc.
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(g)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(h)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(i)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
11.1(j)	—	Statement Regarding Computation of Per Share Earnings
31.1	—

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

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on August 15, 2016 and incorporated herein by reference.
(b)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(c)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(j)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

November 4, 2016	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)

November 4, 2016	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

November 4, 2016	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)

November 4, 2016	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1(a)	—

Agreement and Plan of Merger, dated as of August 15, 2016, among Mid-America Apartment Communities, Inc., Mid-America Apartments, L.P., Post Properties, Inc., Post GP Holdings, Inc., and Post Apartment Homes, L.P.

3.1(b)	—	Articles of Incorporation of the Company
3.2(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(d)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(e)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
3.7(a)	—	Amendment to Amended and Restated By-Laws of Post Properties, Inc.
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(g)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee
4.3(h)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017
4.4(i)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022
11.1(j)	—	Statement Regarding Computation of Per Share Earnings
31.1	—

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

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on August 15, 2016 and incorporated herein by reference.
(b)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(c)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(j)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.